Form 10QSB
period 1996-06-29
MICROFIELD GRAPHICS INC /OR
filed 1996-08-12
CIK 944947

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 29, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________ to ________

       Commission File Number : 0-26226



                              MICROFIELD GRAPHICS, INC.
          (Exact name of small business issuer as specified in its charter)


              OREGON                               93-0935149
    (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)            Identification No.)


                                  7216 SW DURHAM RD.
                                PORTLAND, OREGON 97224
                 (Address of principal executive offices and zip code)
                                    (503) 620-4000
                    (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X]    No [   ]

The number of shares outstanding of the Registrant's Common Stock as of July 27, 1996 was 3,191,685 shares.


Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                              MICROFIELD GRAPHICS, INC.

                                      FORM 10-QSB

                                        INDEX

PART I    FINANCIAL INFORMATION                                  Page
- -------------------------------                                  ----

    Item 1.   Financial Statements

         Consolidated Balance Sheet - June 29, 1996
         and December 30, 1995                                     3

         Consolidated Statement of Operations -Quarter and
         Six Months Ended June 29, 1996 and July 1, 1995           4

         Consolidated Statement of Cash Flows -Six Months
         Ended June 29, 1996 and July 1, 1995                      5

         Notes to Consolidated Financial Statements                6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations        8


PART II    OTHER INFORMATION
- ----------------------------

    Item 4.   Submission of Matters to a Vote of
              Security Holders                                    13

    Item 6.   Exhibits and Reports on Form 8-K                    13

                              MICROFIELD GRAPHICS, INC.

                              CONSOLIDATED BALANCE SHEET



                                                                    JUNE 29,          DECEMBER 30,
                                                                     1996                 1995
                                                                   ----------         ------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                       $2,996,299           $3,180,872
   SHORT-TERM INVESTMENTS IN MARKETABLE SECURITIES                     --                1,564,002
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCES OF $57,597 AND $41,963    1,292,521              965,590
   INVENTORIES                                                        494,267              551,619
   PREPAID EXPENSES AND OTHER                                         335,480              304,784
                                                                   ----------           ----------
      TOTAL CURRENT ASSETS                                          5,118,567            6,566,867

PROPERTY AND EQUIPMENT, NET                                           376,978              318,097
OTHER ASSETS                                                           92,121               81,300
                                                                   ----------           ----------
                                                                   $5,587,666           $6,966,264
                                                                   ----------           ----------
                                                                   ----------           ----------




CURRENT LIABILITIES
   CURRENT PORTION OF CAPITAL LEASE OBLIGATION                       $124,308             $136,671
   ACCOUNTS PAYABLE                                                   334,651              543,607
   ACCRUED LIABILITIES                                                446,086              360,737
                                                                   ----------           ----------
      TOTAL CURRENT LIABILITIES                                       905,045            1,041,015

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                         --                 51,483
                                                                   ----------           ----------
      TOTAL LIABILITIES                                               905,045            1,092,498
                                                                   ----------           ----------
SHAREHOLDERS' EQUITY
   COMMON STOCK, 25,000,000 SHARES AUTHORIZED,
      3,191,685 AND 3,127,954 SHARES ISSUED AND OUTSTANDING        12,137,689           12,060,048

   ACCUMULATED DEFICIT                                             (7,455,068)          (6,186,282)
                                                                   ----------           ----------
      TOTAL SHAREHOLDERS' EQUITY                                    4,682,621            5,873,766
                                                                   ----------           ----------
                                                                   $5,587,666           $6,966,264
                                                                   ----------           ----------
                                                                   ----------           ----------


The accompanying notes are an integral part of these consolidated financial statements.

                              MICROFIELD GRAPHICS, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 29, 1996   JULY 1, 1995     JUNE 29, 1996   JULY 1, 1995
                                                          -------------   ------------     -------------   ------------
SALES                                                       $1,772,547     $1,388,524        $3,125,896      $2,517,088
COST OF GOODS SOLD                                             835,871        806,728         1,538,686       1,482,819
                                                           -----------    -----------       -----------     -----------
GROSS PROFIT                                                   936,676        581,796         1,587,210       1,034,269
                                                           -----------    -----------       -----------     -----------

OPERATING EXPENSES
   RESEARCH AND DEVELOPMENT                                    377,348        285,179           745,802         542,258
   MARKETING AND SALES                                         878,501        543,791         1,679,829       1,055,791
   GENERAL & ADMINISTRATIVE                                    273,047        185,364           522,277         331,610
                                                           -----------    -----------       -----------     -----------
                                                             1,528,896      1,014,334         2,947,908       1,929,659
                                                           -----------    -----------       -----------     -----------

LOSS FROM OPERATIONS                                          (592,220)      (432,538)       (1,360,698)       (895,390)

   INTEREST INCOME (EXPENSE)                                    35,167        (27,727)           85,472         (77,618)
   OTHER INCOME (EXPENSE)                                        2,981          5,675             7,240             921
                                                           -----------    -----------       -----------     -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           (554,072)      (454,590)       (1,267,986)       (972,087)

    PROVISION FOR INCOME TAXES                                      --          2,400               800           3,200
                                                           -----------    -----------       -----------     -----------
LOSS FROM CONTINUING OPERATIONS                               (554,072)      (456,990)       (1,268,786)       (975,287)
                                                           -----------    -----------       -----------     -----------
INCOME FROM DISCONTINUED OPERATIONS                                 --             --                --          74,780
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS                         --         (7,000)               --         472,750
                                                           -----------    -----------       -----------     -----------

                                                                    --         (7,000)               --         547,530
                                                           -----------    -----------       -----------     -----------
NET LOSS                                                     ($554,072)     ($463,990)      ($1,268,786)      ($427,757)
                                                           -----------    -----------       -----------     -----------
                                                           -----------    -----------       -----------     -----------

LOSS PER SHARE:
   LOSS FROM CONTINUING OPERATIONS                              ($0.17)        ($0.26)           ($0.40)         ($0.55)
   INCOME FROM DISCONTINUED OPERATIONS                            0.00           0.00              0.00            0.31
                                                           -----------    -----------       -----------     -----------
                                                                ($0.17)        ($0.26)           ($0.40)         ($0.24)
                                                           -----------    -----------       -----------     -----------
                                                           -----------    -----------       -----------     -----------

SHARES USED IN CALCULATIONS                                  3,168,394      1,794,178         3,160,360       1,768,154
                                                           -----------    -----------       -----------     -----------
                                                           -----------    -----------       -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

                              MICROFIELD GRAPHICS, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    SIX MONTHS ENDED
                                                                            JUNE 29, 1996       JULY 1, 1995
                                                                            -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET (LOSS)                                                               ($1,268,786)          ($427,757)
   INCOME FROM DISCONTINUED OPERATIONS                                                --            (74,780)
   GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                                        --           (472,750)
                                                                             -------------       ------------
   LOSS FROM CONTINUING OPERATIONS                                           (1,268,786)           (975,287)

ADJUSTMENTS TO RECONCILE LOSS FROM CONTINUING
    OPERATIONS TO OPERATING CASH FLOWS:
      DEPRECIATION AND AMORTIZATION                                             129,400              64,000
      GAIN ON SALE AND LEASEBACK OF PROPERTY AND EQUIPMENT                       (4,065)             (3,249)
      CHANGES IN ASSETS AND LIABILITIES:
         ACCOUNTS RECEIVABLE                                                   (326,931)           (323,663)
         INVENTORIES                                                             57,352             (91,374)
         PREPAID EXPENSES AND OTHER                                             (30,696)            (33,741)
         ACCOUNTS PAYABLE                                                      (208,956)            242,138
         ACCRUED LIABILITIES                                                     89,414              55,650
                                                                             -------------       ------------
         NET CASH USED IN OPERATING ACTIVITIES                               (1,563,268)         (1,065,526)
                                                                             -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      PROCEEDS FROM SALE OF DISCONTINUED
         OPERATIONS                                                                   --          1,800,000
      SHORT-TERM INVESTMENTS IN MARKETABLE SECURITIES                         1,564,002                  --
      ACQUISITION OF PROPERTY AND EQUIPMENT                                    (182,881)            (31,137)
      PURCHASE OF OTHER ASSETS                                                  (16,221)             (2,546)
      ADVANCES FROM DISCONTINUED OPERATIONS                                           --            160,425
      PROCEEDS FROM SALE AND LEASEBACK OF
         PROPERTY AND EQUIPMENT                                                       --            250,000
                                                                             -------------       ------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                            1,364,900           2,176,742
                                                                             -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      PAYMENTS ON LINE OF CREDIT AGREEMENT                                            --         (1,665,000)
      PAYMENTS ON CAPITAL LEASE OBLIGATION                                      (63,846)             (5,871)
      PROCEEDS FROM ISSUANCE OF COMMON STOCK                                          --          5,539,106
      PROCEEDS FROM EXERCISE OF COMMON STOCK
         OPTIONS AND WARRANTS                                                    77,641             149,190
                                                                             -------------       ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                               13,795           4,017,425
                                                                             -------------       ------------
         NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                                        (184,573)          5,128,641

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,180,872              79,272
                                                                             -------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $2,996,299          $5,207,913
                                                                             -------------       ------------
                                                                             -------------       ------------

CASH PAID FOR:
   INTEREST                                                                     $23,531             $83,464
                                                                             -------------       ------------
                                                                             -------------       ------------
   INCOME TAXES                                                                    $800              $3,200
                                                                             -------------       ------------
                                                                             -------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              MICROFIELD GRAPHICS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters and the six months ended June 29, 1996 and July 1, 1995 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of December 30, 1995 is derived from the Company's Annual Report on Form 10KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 30, 1995. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarters and the six months ended June 29, 1996 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

    The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's last fiscal year was 52 weeks ended December 30, 1995. The Company's second fiscal quarters in fiscal 1996 and 1995 were the 13-week periods ended June 29, 1996, and July 1, 1995, respectively.


2.  INVENTORIES


    Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value, and consist of the following:

                                               June 29,        December 30,
                                                 1996              1995
                                              -----------      ------------

         Raw materials                         $426,476          $440,592
         Work in process                            807             9,130
         Finished goods                          66,984           101,897
                                              -----------      ------------

                                               $494,267          $551,619
                                              -----------      ------------

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:       June 29,     December 30,
                                                        1996            1995
                                                   -------------   ------------

     Machinery and equipment                       $    403,746   $    220,865
     Capitalized leased assets                          238,618        238,618
                                                   ------------   ------------

                                                        642,364        459,483

     Less accumulated depreciation and amortization     265,386        141,386
                                                   ------------   ------------

                                                   $    376,978   $    318,097
                                                   ------------   ------------

                              MICROFIELD GRAPHICS, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Microfield Graphics, Inc. (the "Company"), develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The Company's initial products are a series of electronic whiteboards under the brand name SoftBoard. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers.

     The Company's SoftBoard products are expected to provide the substantial majority of its sales in the foreseeable future. The Company's results will therefore depend on continued and increased market acceptance of these products and the Company's ability to modify them to meet the needs of its customers. Any reduction in demand for, or increasing competition with respect to, these products would have a material adverse effect on the Company's financial condition and results of operations.

     In June 1994 the Company entered into an exclusive OEM agreement with Steelcase Inc. ("Steelcase") for sale of SoftBoard products into the office furniture market through its subsidiary, Metropolitan Furniture Corporation ("Metro"). The initial phase of the agreement concluded at the end of June 1995. In May 1995, the agreement was verbally extended through December 1995, at the same monthly shipment rate that had been in effect over the previous nine month period ended June 29, 1996. In July 1995, Metro informed the Company that it was experiencing non-SoftBoard related material shortages that were causing shipping delays of its product that incorporates SoftBoard. Metro has not taken a material amount of product since the third quarter of 1995. In the second quarter of 1996 and 1995, approximately 0% and 21%, respectively, of the Company's sales were attributable to sales to Steelcase and Metro. For the six month periods ended June 29, 1996 and July 1, 1995, approximately 0% and 20% of the Company's sales were attributable to Steelcase and Metro. The Company is unable predict when, if ever, Steelcase or Metro will resume purchases of SoftBoard products from the Company.

     In November 1994, the Company entered into an exclusive distributorship arrangement with Sord Computer Corporation ("SORD"), a subsidiary of Toshiba Corporation,to market SoftBoards in Japan. The market evaluation phase of the agreement ended in June 1995. In September 1995 the Company entered into an agreement with SORD which contained a minimum purchase commitment of approximately $1,000,000 over the twelve month period beginning July 1, 1995.
In the second quarter of 1996 and 1995, approximately 20% and 26%, respectively, of the Company's sales were attributable to SORD. For the six month periods ended June 29, 1996 and July 1, 1995 approximately 20% of the Company's sales were attributable to SORD. The Company and SORD are discussing the minimum purchase commitment for the twelve month period ending June 1997. There is no firm commitment for that period of time, and no assurance SORD will purchase significant quantities of SoftBoard products in the future.

     As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted. The absence of sales to Steelcase and Metro in the first six months of 1996 has had an adverse effect on the company's business. In addition, the failure of SORD to continue its purchase of SoftBoard products at rates comparable to its historic levels could have a material adverse effect on the Company's financial condition and results of operations.

     Prior to the introduction of SoftBoard, the Company designed, developed, manufactured and marketed advanced graphics hardware and software. Imagraph Corporation, acquired by the Company in January 1991, developed, manufactured
and marketed advanced graphics controllers and frame grabbers.    On March 31,
1995, the Company sold all of the stock of Imagraph Corporation, a wholly-owned subsidiary of the Company (the "Discontinued Operations"), for $2.0 million, including securities of the acquiring company valued at approximately $200,000. The Company recognized a gain on the sale of Imagraph Corporation of approximately $473,000 in fiscal 1995. In December 1995, the securities of the acquiring company were sold, resulting in a gain of approximately $74,000. The Company's consolidated financial statements reflect the results of operations of the Discontinued Operations in a single line item, which encompasses revenue from the Discontinued Operations offset by related expenses associated solely with those operations. Following the sale of the Discontinued Operations, the Company's business consists principally of the development, manufacture and marketing of computer conferencing and telecommunications products.

     Except as otherwise noted, the financial and related information presented below under "Results of Operations" relates solely to the SoftBoard business.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the SoftBoard Business for the periods indicated.



                                                            Quarter Ended             Six Months Ended
                                                    June 29, 1996  July 1, 1995  June 29, 1996  July 1, 1995
                                                    -------------  ------------  -------------  ------------
Sales  . . . . . . . . . . . . . . . . . . . .          100%           100%          100%           100%
Cost of goods sold . . . . . . . . . . . . . .           47             58            49             59
                                                        ----           ----          ----           ----
   Gross profit. . . . . . . . . . . . . . . .           53             42            51             41
Research & development expenses. . . . . . . .           21             21            24             22
Marketing & sales expenses . . . . . . . . . .           50             39            54             42
General & administrative expenses. . . . . . .           15             13            17             13
                                                        ----           ----          ----           ----
   Loss from operations. . . . . . . . . . . .          (33)           (31)          (44)           (36)
Other income (expense) . . . . . . . . . . . .            2             (2)            3             (3)
                                                        ----           ----          ----           ----
   Loss from continuing operations
     before income taxes . . . . . . . . . . .          (31)           (33)          (41)           (39)
Provision for income taxes . . . . . . . . . .           --             --            --             --
   Loss from continuing operations . . . . . .          (31)           (33)          (41)           (39)
Discontinued operations: . . . . . . . . . . .
   Income from discontinued
     operations. . . . . . . . . . . . . . . .           --             --             --             3
   Gain on disposal of
     discontinued operations . . . . . . . . .           --             --             --            19
                                                        ----           ----          ----           ----
Net loss . . . . . . . . . . . . . . . . . . .          (31)%          (33)%         (41)%          (17)%
                                                        ----           ----          ----           ----



SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 1995

    SALES. Sales increased $384,000 (28%) to $1,773,000 in the second quarter of 1996 from $1,389,000 in the second quarter of 1995. Sales increased $609,000 (24%) to $3,126,000 in the first six months of 1996 from $2,517,000 in the first six months of 1995. The increases resulted primarily from overall increased demand for the Company's SoftBoard products and accessories. SEE OVERVIEW

    GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin improved to 53% in the second quarter of 1996 from 42% in the second quarter of 1995. The Company's gross margin also improved to 51% in the first six months of 1996 from 41% in the first six months of 1995. The improvements in gross margins were due primarily to increased sales through the end user channel which provided higher overall average sales prices on all products. The increase was also affected by increased software and accessory sales, more effective capacity utilization due to higher volume, and to decreases in materials costs gained from the Company's ongoing product cost reduction program.


    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses increased $92,000 (32%) to $377,000 in the second quarter of 1996 from $285,000 in the second quarter of 1995. These expenses increased $204,000 (38%) to $746,000 in the first six months of 1996 from $542,000 in the first six months of 1995. The increase was due primarily to an accelerated rate of expenditure related to the development of the System 400 SoftBoard rear projection unit introduced in June 1996. Additionally, the lower rate of spending in 1995 was caused by a shortage of working capital during the first six months of that period. The Company also reduced salaried employees' pay from between 20 to 50% for a period of time in the first quarter of 1995. Research and development expenses increased as a percentage of sales to 24% in the first six months of 1996 from 22% in the first six months of 1995. A substantial portion of the development of the Company's new System 400 rear projection unit was accelerated into the second quarter of 1996. The development of that product was substantially complete as of the end of June 1996. As a result, the Company expects research and development expenses to decrease in future periods.


    MARKETING AND SALES EXPENSES. Marketing and sales expenses increased $335,000 (62%) to $879,000 in the second quarter of 1996 from $544,000 in the second quarter of 1995. These expenses increased $624,000 (59%) to $1,680,000 in the first six months of 1996 from $1,056,000 in the first six months of 1995. The increases were due primarily to additional marketing and sales expenses incurred to increase product awareness and to increase the penetration of products into the marketplace. These included increases in advertising and participation in additional trade shows. This increase was also a result of the Company's expense reduction plan carried out in the first quarter 1995 due to the shortage of working capital. Marketing and sales expenses increased as a percentage of sales to 54% in the first six months of 1996 from 42% in the first six months of 1995. The Company will continue its efforts to build market and product awareness and as a result, expects marketing and sales expenses to increase in future periods.


    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $88,000 (47%) to $273,000 in the second quarter of 1996 from $185,000 in the second quarter of 1995. These expenses increased $190,000 (57%) to $522,000 in the first six months of 1996 from $332,000 in the first six months of 1995. The increase was due primarily to the higher insurance and administrative costs associated with status as a public company. The increase in the first six months of 1996 was also a result of the Company's expense reduction plan carried out in the first quarter 1995 to help ease the shortage of working capital. General and administrative expenses increased as a percentage of sales to 17% in the first six months of 1996 from 13% in the first six months of 1995. These expenses are expected to level-off and decrease as a percentage of sales in future periods.


    OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other income,net was $38,000 in the second quarter of 1996 compared to $22,000 of other expense, net in the second quarter of 1995. Other income, net was $93,000 in the first six months of 1996 compared to $77,000 of other expense, net in the first six months of 1995. The changes were due to interest income earned in the first six months of 1996 as a result of investing the funds received from the Company's initial public offering completed in June 1995, compared to the interest expense on the borrowings under the Company's line of credit during the first six months of 1995.


    INCOME TAXES. As of June 29, 1996 the Company had available net operating loss carryforwards of approximately $6.4 million for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2010. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995 and other stock transactions. In addition, the Company has research and development credits aggregating approximately $189,000 for income tax purposes at June 29, 1996. Such credits may be used to reduce taxes payable, if any, on a consolidated basis in future years through their expiration in 2000 to 2009.

LIQUIDITY AND CAPITAL RESOURCES

    On June 28, 1995 the Company sold 1,100,000 shares of Common Stock to the public in conjunction with its initial public offering at $6.00 per share. An additional 165,000 shares were sold at $6.00 per share on July 6, 1995 pursuant to an overallotment option exercised by the underwriters of the initial public offering. In total, the Company received net proceeds from the offering of approximately $6.6 million.

    At June 29, 1996, the Company had working capital of approximately $4.2 million and its principal sources of liquidity consisted of $3 million in cash and cash equivalents, and $2.0 million under a line of credit, of which there were no amounts outstanding at June 29, 1996. Accounts receivable increased approximately $327,000 in the first six months of 1996 due to increased sales. Accounts payable decreased approximately $209,000 in the first six months of 1996 due to the timing of inventory purchases.

    The Company's $2.0 million line of credit expired on June 30, 1996. The Company has received a commitment letter from a new lender for a new $2.0 million line of credit with interest at an annual rate of prime (8.25% at June 29, 1995), which would be secured by the Company's assets. While the Company believes it will receive the new line of credit, it is subject to definitive documentation, and there is no assurance, that the line of credit will be obtained on the terms described above.

    At June 29, 1996 the Company had no material commitments for capital expenditures. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations for the next 12 months.

                             PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting was held on April 24, 1996 at which the actions below were taken. At April 24, 1996, 3,159,763 shares of Common Stock were issued and outstanding.

         1. The following three nominees for directors to the Board of Directors of the Company, all of whom were existing directors and together constituted all of the directors of the issuer, received the following number of votes and were properly elected to the Board of
         Directors: John B. Conroy ( 2,777,516 shares for, 9,500 shares withheld), Samuel W. Mallicoat ( 2,770,515 shares for, 16,501 shares withheld), and William P. Cargile ( 2,777,516 shares for, 9,500 shares withheld).

         2. A majority of the shareholders approved the amendment of the Company's 1995 Stock Incentive Plan to provide for non-discretionary grants of options to purchase the Company's Common stock to non-employee directors of the Company ( 1,883,157 Common shares were voted in favor, 71,442 Common shares were voted in opposition, 13,317 Common shares abstaining, with 819,100 broker nonvotes).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The exhibit filed as part of this report is listed below:

            Exhibit No.
            -----------
                11        Statement regarding computation of per share earnings
                27        Financial data schedule

    (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 29, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 8, 1996

                                  MICROFIELD GRAPHICS, INC.

                                  By:/s/JOHN B. CONROY
                                        --------------
                                  John B. Conroy
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  By:/s/ RANDALL R. REED
                                     -------------------
                                  Randall R. Reed
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)