Form 10QSB
period 1996-09-28
MICROFIELD GRAPHICS INC /OR
filed 1996-11-12
CIK 944947

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 28, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________

                           COMMISSION FILE NUMBER: 0-26226



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

The number of shares outstanding of the Registrant's Common Stock as of October 24, 1996 was 3,193,930 shares.


Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [X]

                              MICROFIELD GRAPHICS, INC.
                                     FORM 10-QSB
                                        INDEX

PART I    FINANCIAL INFORMATION                                             PAGE
                                                                            ----

    Item 1. Financial Statements

            Consolidated Balance Sheets - September 28, 1996
            and December 30, 1995                                            3

            Consolidated Statements of Operations -Quarter and
            Nine Months Ended September 28, 1996 and September 30, 1995      4

            Consolidated Statements of Cash Flows -Nine Months
            Ended September 28, 1996 and September 30, 1995                  5

            Notes to Consolidated Financial Statements                       6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        7


PART II   OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                 10

                              MICROFIELD GRAPHICS, INC.

                             CONSOLIDATED BALANCE SHEETS

                                                                     September 28,    December 30,
                                                                         1996            1995
                                                                     -------------   -------------
  Current assets:
    Cash and cash equivalents                                      $  2,603,735   $  3,180,872
    Short-term investments in marketable securities                           -      1,564,002
    Accounts receivable, net of allowances
      of $44,313 and $41,963                                          1,019,898        965,590
    Inventories                                                         632,854        551,619
    Prepaid expenses and other                                          307,729        304,784
                                                                    --------------  -------------
          Total current assets                                        4,564,216      6,566,867

    Property and equipment, net                                         558,682        318,097
    Other assets                                                         89,421         81,300
                                                                    --------------  -------------
                                                                   $  5,212,319   $  6,966,264
                                                                    --------------  -------------
                                                                    --------------  -------------

  Current liabilities:
    Current portion of capital lease obligation                    $     89,103   $    136,671
    Accounts payable                                                    402,297        543,607
    Accrued liabilities                                                 480,324        360,737
                                                                    --------------  -------------
          Total current liabilities                                     971,724      1,041,015

    Capital lease obligations, less current portion                           -         51,483
                                                                    --------------  -------------
                                                                        971,724      1,092,498


  Shareholders' equity:
    Common stock, no par value, 25,000,000 shares
        authorized, 3,192,345 and 3,127,954 shares
        issued and outstanding                                       12,138,984     12,060,048
    Accumulated deficit                                              (7,898,389)    (6,186,282)
                                                                    --------------  -------------
          Total shareholders' equity                                  4,240,595      5,873,766
                                                                    --------------  -------------

                                                                   $  5,212,319   $  6,966,264
                                                                    --------------  -------------
                                                                    --------------  -------------


      The accompanying notes are an integral part of these financial statements.

                              MICROFIELD GRAPHICS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three months ended           Nine months ended
                                         September 28,   September 30,  September 28,  September 30,
                                             1996           1995           1996          1995
                                         -------------   -------------  -------------  -------------
Sales                                    $ 1,662,607    $ 1,361,707    $ 4,788,503    $ 3,878,795
Cost of goods sold                           828,474        756,816      2,367,160      2,239,635
                                         -------------  -------------- -------------- --------------
   Gross profit                              834,133        604,891      2,421,343      1,639,160

Operating expenses
   Research and development                  302,675        282,726      1,048,477        824,985
   Marketing and sales                       793,957        551,593      2,473,787      1,607,383
   General and administrative                222,954        185,890        745,231        517,500
                                         -------------  -------------- -------------- --------------
                                           1,319,586      1,020,209      4,267,495      2,949,868
                                         -------------  -------------- -------------- --------------

Loss from operations                        (485,453)      (415,318)    (1,846,152)    (1,310,708)

Other income (expense)
   Interest income (expense)                  29,625         68,535        115,098         (9,083)
   Other income (expense)                     12,983          2,439         20,223          3,360
                                         -------------  -------------- -------------- --------------

 Loss from continuing operations

   before income taxes                      (442,845)      (344,344)    (1,710,831)    (1,316,431)

Provision for income taxes                       476             10          1,276          3,210
                                         -------------  -------------- -------------- --------------

Loss from continuing operations             (443,321)      (344,354)    (1,712,107)    (1,319,641)

   Income from discontinued operations             -              -              -         74,780
   Gain on disposal of discontinued
      operations                                   -              -              -        472,750
                                         -------------  -------------- -------------- --------------
                                                   -              -              -        547,530
                                         -------------  -------------- -------------- --------------

Net loss                                 $  (443,321)   $  (344,354)   $(1,712,107)   $  (772,111)
                                         -------------  -------------- -------------- --------------
                                         -------------  -------------- -------------- --------------

Loss per share:
   Loss from continuing operations       $     (0.14)   $     (0.11)   $     (0.54)   $     (0.60)
   Income from discontinued
      operations                                   -              -              -           0.25
                                         -------------  -------------- -------------- --------------
Net loss per share                       $     (0.14)   $     (0.11)   $     (0.54)   $     (0.35)
                                         -------------  -------------- -------------- --------------
                                         -------------  -------------- -------------- --------------

Shares used in per share calculations      3,191,589      3,087,366      3,170,770      2,208,663
                                         -------------  -------------- -------------- --------------
                                         -------------  -------------- -------------- --------------

The accompanying notes are an integral part of these financial statements.

                              MICROFIELD GRAPHICS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine months ended
                                                                           -------------------------------
                                                                             September 28,   September 30,
                                                                                 1996            1995
                                                                           -------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $  (1,712,107)     $  (772,111)
 Income from discontinued operations                                                  -          (74,780)
 Gain on disposal of discontinued operations                                          -         (472,750)
                                                                           ---------------    -------------
 Loss from continuing operations                                             (1,712,107)      (1,319,641)

 Adjustments to reconcile loss from continuing operations
   to operating cash flows:
     Depreciation and amortization                                              219,090          105,661
     Gain on sale and leaseback of property and equipment                        (6,504)          (5,688)
   Changes in assets and liabilties:
     Accounts receivable                                                        (54,308)        (315,609)
     Inventories                                                                (81,235)        (191,773)
     Prepaid expenses and other                                                  (2,945)        (134,706)
     Accounts payable                                                          (141,310)          56,909
     Accrued liabilties                                                         126,091         (128,561)
                                                                           ---------------    -------------
         Net cash used in operating activities                               (1,653,228)      (1,933,408)

 Cash flows from investing activities:
     Proceeds from sale of discontinued operations                                    -        1,800,000
     Sales of marketable securities                                           1,564,002                -
     Acquisition of property and equipment                                     (451,575)        (113,810)
     Purchases of other assets                                                  (16,221)         (17,738)
     Advances from discontinued operations                                            -          160,425
     Proceeds from sale and leaseback of
       equipment                                                                      -          250,000
                                                                           ---------------    -------------
         Net cash provided by investing activities                            1,096,206        2,078,877

 Cash flows from financing activities:
     Payments on line of credit agreement                                             -       (1,665,000)
     Payments on capital lease obligations                                      (99,051)         (32,938)
     Proceeds from issuance of common stock                                           -        6,275,416
     Proceeds from exercise of common stock options
       and warrants                                                              78,936          500,581
                                                                           ---------------    -------------
         Net cash (used in) provided by financing activities                    (20,115)       5,078,059

         Net (decrease) increase in cash and cash equivalents                  (577,137)       5,223,528

 Cash and cash equivalents, beginning of period                               3,180,872           79,272
                                                                           ---------------    -------------
 Cash and cash equivalents, end of period                                  $  2,603,735     $  5,302,800
                                                                           ---------------    -------------
                                                                           ---------------    -------------

 Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                                             $  31,547     $     99,111
         Income taxes                                                             1,276            3,210


      The accompanying notes are an integral part of these financial statements.

                              MICROFIELD GRAPHICS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters and the nine months ended September 28, 1996 and September 30, 1995 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of December 30, 1995 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 30, 1995. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarter and the nine months ended September 28, 1996 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

    The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's last fiscal year was 52 weeks ended December 30, 1995. The Company's third fiscal quarters in fiscal 1996 and 1995 were the 13-week periods ended September 28, 1996, and September 30, 1995, respectively.


2.  INVENTORIES

    Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value, and consist of the following:

                                          September 28,        December 30,
                                              1996                  1995
                                          -------------        ------------
          Raw materials                   $   540,516          $   440,592
          Work in process                         350                9,130
          Finished goods                       91,988              101,897
                                          -------------        ------------

                                          $   632,854          $   551,619
                                          -------------        ------------


3. PROPERTY AND EQUIPMENT

Property and equipment consist
of the following:
                                            September 28,        December 30,
                                                1996                1995
                                            -------------       -------------
Machinery and equipment                      $  661,803         $  220,865
Capitalized leased assets                       238,618            238,618
                                            -------------       -------------

                                                900,421            459,483
Less accumulated depreciation and amortization  341,739            141,386
                                            -------------       -------------

                                             $  558,682         $  318,097
                                            -------------       -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Microfield Graphics, Inc. (the "Company"), develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The Company's initial products are a series of digital whiteboards and digital whiteboard rear projection systems marketed under the brand name SoftBoard. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers.

    In June 1994 the Company entered into an exclusive OEM agreement with Steelcase Inc. ("Steelcase") for sale of SoftBoard products into the office furniture market through its subsidiary, Metropolitan Furniture Corporation ("Metro"). The initial phase of the agreement concluded at the end of June 1995. In May 1995, the agreement was verbally extended through December 1995, at the same monthly shipment rate that had been in effect over the previous nine month period ended March, 1995. In July 1995, Metro informed the Company that it was experiencing non-SoftBoard related material shortages that were causing shipping delays of its product that incorporates SoftBoard. Metro has not purchased a material amount of product since the third quarter of 1995. In the third quarter of 1996 and 1995, approximately 0% and 20%, respectively, of the Company's sales were attributable to sales to Steelcase and Metro. For the nine months ended September 28, 1996 and September 30, 1995, approximately 0% and 20% of the Company's sales were attributable to Steelcase and Metro. The Company is unable to predict when, if ever, Steelcase or Metro will resume purchases of a substantial quantity of SoftBoard products from the Company.

    In November 1994, the Company entered into an exclusive distributorship arrangement with Sord Computer Corporation ("SORD"), a subsidiary of Toshiba Corporation, to market SoftBoards in Japan. In the third quarter of 1996 and 1995, approximately 12% and 16%, respectively, of the Company's sales were attributable to SORD. For the nine months ended September 28, 1996 and September 30, 1995 approximately 18% and 19%, respectively, of the Company's sales were attributable to SORD. Although SORD is experiencing significant sales growth of SoftBoard products, they are expected to purchase fewer units over the next several months in order to balance inventories. The Company has no commitment from SORD to purchase product past the fourth quarter of 1996, and no assurance SORD will purchase significant quantities of SoftBoard products in the future.

    As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted. The absence of sales to Steelcase and Metro in the first nine months of 1996 has had an adverse effect on the company's business. In addition, the failure of SORD to continue its purchase of SoftBoard products at rates comparable to its historic levels could have a material adverse effect on the Company's financial condition and results of operations.

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


                                              Quarter Ended             Nine Months Ended
                                        --------------------------- ---------------------------
                                        September 28, September 30, September 28, September 30,
                                           1996          1995          1996           1995
                                           ----          ----          ----           ----
Sales . . . . . . . . . . . . . . . . .   100%          100%           100%           100%
Cost of goods sold. . . . . . . . . . .    50            56             49             58
                                          ----          ----          ----           ----
   Gross profit . . . . . . . . . . . .    50            44             51             42
Research & development expenses . . . .    18            20             22             21
Marketing & sales expenses. . . . . . .    48            40             52             42
General & administrative expenses . . .    13            14             16             13
                                          ----          ----          ----           ----
   Loss from operations . . . . . . . .   (29)          (30)           (39)           (34)
Other income. . . . . . . . . . . . . .     2             5              3             --
                                          ----          ----          ----           ----
   Loss from continuing operations
     before income taxes. . . . . . . .   (27)          (25)           (36)           (34)
Provision for income taxes. . . . . . .    --            --             --             --
                                          ----          ----          ----           ----
   Loss from continuing operations. . .   (27)          (25)           (36)           (34)
Discontinued operations:. . . . . . . .
   Income from discontinued . . . . . .
     operations . . . . . . . . . . . .    --            --             --              2
   Gain on disposal of  . . . . . . . .
     discontinued operations. . . . . .    --            --             --             12
                                          ----          ----          ----           ----

Net loss. . . . . . . . . . . . . . . .   (27)%         (25)%          (36)%          (20)%
                                          ----          ----          ----           ----


THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995

    SALES. Sales increased $301,000 (22%) to $1,663,000 in the third quarter of 1996 from $1,362,000 in the third quarter of 1995. Sales increased $910,000 (23%) to $4,789,000 in the first nine months of 1996 from $3,879,000 in the first nine months of 1995. The increases resulted primarily from overall increased demand for the Company's SoftBoard products and accessories. SEE OVERVIEW

    GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin improved to 50% in the third quarter of 1996 from 44% in the third quarter of 1995. The Company's gross margin improved to 51% in the first nine months of 1996 from 42% in the first nine months of 1995. The improvements in gross margins were due primarily to increased sales through the end user channel which provided higher overall average sales prices on those products. The increase was also affected by increased software and accessory sales, more effective capacity utilization due to higher volume, and to decreases in materials costs gained from the Company's ongoing product cost reduction program.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses increased $20,000 (7%) to $303,000 in the third quarter of 1996 from $283,000 in the third quarter of 1995. These expenses increased $223,000 (27%) to $1,048,000 in the first nine months of 1996 from $825,000 in the first nine months of 1995. The increases were due primarily to an accelerated rate of expenditure related to the development of the System 400 SoftBoard rear projection unit introduced in June 1996. Additionally, the lower rate of spending in 1995 was caused by a shortage of working capital during the first six months of that period. The Company also reduced salaried employees' pay from between 20 to 50% for a period of time in the first quarter of 1995. Research and development expenses increased as a percentage of sales to 22% in the first nine months of 1996 from 21% in the first nine months of 1995. The development of the System 400 was substantially complete as of the end of June 1996.

    MARKETING AND SALES EXPENSES. Marketing and sales expenses increased $242,000 (44%) to $794,000 in the third quarter of 1996 from $552,000 in the third quarter of 1995. These expenses increased $867,000 (54%) to $2,474,000 in the first nine months of 1996 from $1,607,000 in the first nine months of 1995. The increases were due primarily to additional marketing and sales expenses incurred to increase product awareness and to increase the penetration of products into the marketplace. These included increases in advertising, marketing and participation in additional trade shows. This increase was also a result of the Company's expense reduction plan carried out in the first quarter 1995 due to the shortage of working capital. Marketing and sales expenses increased as a percentage of sales to 52% in the first nine months of 1996 from 42% in the first nine months of 1995.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $37,000 (20%) to $223,000 in the third quarter of 1996 from $186,000 in the third quarter of 1995. These expenses increased $227,000 (44%) to $745,000 in the first nine months of 1996 from $518,000 in the first nine months of 1995. The increase was due primarily to the higher insurance and administrative costs associated with status as a public company. The increase in the first nine months of 1996 was also a result of the Company's expense reduction plan carried out in the first quarter 1995 to help ease the shortage of working capital. General and administrative expenses increased as a percentage of sales to 16% in the first nine months of 1996 from 13% in the first nine months of 1995.

    OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other income, net was $43,000 in the third quarter of 1996 compared to $71,000, net in the third quarter of 1995. Other income, net was $135,000 in the first nine months of 1996 compared to $6,000 of other expense, net in the first nine months of 1995. The decrease between quarters was due primarily to lower interest earned on a smaller invested cash balance in 1996 compared to the interest earned in the third quarter 1995 on the cash balances available immediately following the Company's June 1995 initial public offering. The difference between the nine month periods ending September 1996 and 1995 was due to interest income earned on available cash balances in the first nine months of 1996, compared to the interest expense on the borrowings under the Company's line of credit during six of the first nine months of 1995.

    INCOME TAXES. As of September 28, 1996 the Company had available net operating loss carryforwards of approximately $6.8 million for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2010. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995 and other stock transactions. In addition, the Company has research and development credits aggregating approximately $189,000 for income tax purposes at September 28, 1996. Such credits may be used to reduce taxes payable, if any, on a consolidated basis in future years through their expiration in 2000 to 2009.

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

    At September 28, 1996, the Company had working capital of approximately
$3.6 million and its principal sources of liquidity consisted of $2.6 million in cash and cash equivalents, and $2.25 million under two lines of credit, of which there were no amounts outstanding at September 28, 1996. Accounts receivable and inventories increased in the first nine months of 1996 due to increased sales. Fixed assets increased in the first nine months of 1996 due primarily to the Company's move to its new headquarters in July 1996. Accounts payable decreased in the first nine months of 1996 due to the timing of inventory purchases.

    During the third quarter of 1996, the Company obtained a $2.0 million operating line of credit with interest at prime (8.25% at September 28, 1996), which is secured by the Company's assets. This line of credit expires at the end of September 1997.

    At September 28, 1996 the Company had no material commitments for capital expenditures. The Company believes its existing cash and cash equivalents, amounts available under its credit facilities and cash from operations will be sufficient to fund its operations for the next 12 months.



                             PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) The exhibit filed as part of this report is listed below:

         EXHIBIT NO.
             11          Statement regarding computation of per share loss
             27          Financial data schedule

       (b) Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended September 28, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 1996

                        MICROFIELD GRAPHICS, INC.

                        By:/s/JOHN B. CONROY
                           ------------------
                        John B. Conroy
                        President and Chief Executive Officer
                        (Principal Executive Officer)


                        By:/s/ RANDALL R. REED
                           -------------------
                        Randall R. Reed
                        Chief Financial Officer and Secretary
                        (Principal Financial and Accounting Officer)