Form 10KSB40
period 1996-12-28
MICROFIELD GRAPHICS INC /OR
filed 1997-03-27
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 1O-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 28, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ________ to ________

                        Commission File Number : 0-26226

                            MICROFIELD GRAPHICS, INC.
                 (Name of small business issuer in its charter)

          OREGON                                                 93-0935149
(State or other jurisdiction                                (I.R.S. Employer of
incorporation or organization)                              Identification No.)

                               7216 SW DURHAM ROAD
                             PORTLAND, OREGON 97224
              (Address of principal executive offices and zip code)
                                 (503) 620-4000
                           (Issuer's telephone number)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:   NONE
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes [ X ]    No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $ 6,072,618.

The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 1997 was $4,764,251, computed by reference to the average bid and asked prices as reported on the Nasdaq SmallCap Market.

The number of shares outstanding of the Registrants Common Stock as of February 28, 1997 was 3,195,575 shares.

The index to exhibits appears on page 16 of this document.

                       DOCUMENTS INCORPORATED BY REFERENCE

The issuer has incorporated into Part III of Form 10-KSB, by reference, portions of its Proxy Statement dated April 17, 1997.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [ X ]

                            MICROFIELD GRAPHICS, INC.
                               FORM 10-KSB  INDEX


                                     PART I
                                                                         Page
                                                                         ----

Item 1.   Description of Business                                         3

Item 2.   Description of Property                                         8

Item 3.   Legal Proceedings                                               8

Item 4.   Submission of Matters to a Vote of Security Holders             8


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters        9

Item 6.   Management's Discussion and Analysis of Financial
          Condition and of Operation                                      9

Item 7.   Financial Statements                                           13

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                            13

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act     13

Item 10.  Executive Compensation                                         14

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                     14

Item 12.  Certain Relationships and Related Transactions                 14

Item 13.  Exhibits and Reports on Form 8-K                               16

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Microfield Graphics, Inc. (the "Company") develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The Company's product lines incorporate a series of digital whiteboards and digital whiteboard rear projection systems under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers over standard telephone lines, networks and the internet. The Company shipped its first Series 200 SoftBoard in December 1993 and its first System 400 rear projection SoftBoard model in August 1996.

Effective March 31, 1995, the Company sold its wholly-owned subsidiary, Imagraph Corporation, which developed, manufactured and marketed advanced graphics controllers and frame grabbers.

The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 7216 SW Durham Road, Portland, OR 97224.

PRODUCTS

The Company produces three SoftBoard models: a wall-mounted SoftBoard (Model
201), a mobile SoftBoard on casters (Model 203) and a smaller SoftBoard designed for personal offices or cubicles (Model 205). Each SoftBoard can be purchased for use with either an IBM-compatible PC or a Macintosh computer. Each SoftBoard includes the Company's proprietary bundled application software that stores the information written on SoftBoard in a computer file and provides capabilities for playback, printing, distribution and use in other applications. The playback feature uses a VCR-like interface and allows the user to review information recorded on the SoftBoard, stroke-by-stroke, page-by-page, or to move rapidly between multiple pages of a session. The writing surface of each SoftBoard is high-quality, porcelain-on-steel.

During 1996, the Company announced and started selling a next-generation product line, the System 400, that integrates a rear-projection system with a SoftBoard that has a translucent surface, together in a self-contained unit. This new product creates a room-sized interactive computer screen allowing a user to combine information already in a computer file with new information created during a collaborative session. This can be accomplished with a computer hooked up directly in the room, with a computer somewhere else on the network, or over the internet with one or more remote sites. The System 400 enhances both single-site and multi-site collaboration due to the interactivity of the rear-projection system. The System 400 allows groups of people either in one location or in multiple locations to view the information in a room-sized setting and to interact with the information in the computer file in all locations. The Company believes this new product line, while suitable for many applications, addresses the needs of a different market than its Series 200 SoftBoard products and will not materially reduce sales of its SoftBoard products.

Also during 1996, the Company started selling the System 300, a new product aimed at the market that wants the interactivity that the SoftBoard input technology offers, in a custom rear projection application. The System 300 is a Model 201 SoftBoard with a translucent writing surface instead of a porcelain writing surface. Typically, the customer has a dedicated room outfitted with a very high end, very high resolution projector. The System 300 is either built into a false wall, behind which the projector is placed, or is designed into a custom built cabinet that also houses the projector. The System 300 is then used in the same manner as the System 400.

Both the System 300 and System 400 products allow a roomful of people to be involved in a group working session where remote collaboration is needed and a computer is running Windows and any Windows conferencing applications such as ProShare, NetMeeting, and Netscape Collaborator.

The comparative features of the Company's SoftBoard models are set forth below.


------------------------------------------------------------------------------------------------------------------------------------
SOFTBOARD              WRITING
 MODEL               SURFACE SIZE            MSRP                                   FEATURES

------------------------------------------------------------------------------------------------------------------------------------
    201            40.5 x 54 inches         $3,295          Wall-mounted SoftBoard; large writing area for presentations and meetings
------------------------------------------------------------------------------------------------------------------------------------
    203            35 x 47 inches           $3,995          Mobile SoftBoard; includes storage
                                                            shelf for computer equipment
------------------------------------------------------------------------------------------------------------------------------------
    205            24 x 25.5 inches         $2,795          Personal SoftBoard for use in an office or cubicle environment;
                                                            excellent for meeting preparation or private brainstorming
------------------------------------------------------------------------------------------------------------------------------------
    403             35 x 47 inches         $25,500          Self-enclosed rear-projection system consisting of SoftBoard rear projection screen, VGA resolution projector, Digital Signal Processing
                                                            (DSP) unit, active pen, Infra-Red (IR) electronics for the pen, and software
------------------------------------------------------------------------------------------------------------------------------------
    423             35 x 47 inches         $27,500          Self-enclosed rear-projection system consisting of SoftBoard rear projection screen, Super VGA resolution projector, DSP unit, active pen,
                                                            IR electronics for the pen, and software
------------------------------------------------------------------------------------------------------------------------------------
    301            40.5 x 54 inches         $9,500          Rear-projection system with choice of mounting options, includes
                                                            SoftBoard frame, rear projection screen DSP unit, active pen, IR electronics for the pen and software; requires a projector, enclosure and mounting.
------------------------------------------------------------------------------------------------------------------------------------

Features of the Company's optional software are set forth below.


------------------------------------------------------------------------------------------------------------------------------------
  SOFTWARE               MSRP                                             FEATURES
------------------------------------------------------------------------------------------------------------------------------------
SBRecord            System software            Provides the basic operating system software for the SoftBoard and its
                    included with the          communication with the attached personal computer
                    purchase of a
                    SoftBoard
------------------------------------------------------------------------------------------------------------------------------------
SBRemote             $145 per site             Provides connection with a PC/SoftBoard at a remote site via modem, network or video telecommunication process
------------------------------------------------------------------------------------------------------------------------------------
Softkeys                 $129                  Allows control of PC functions directly from the SoftBoard surface, i.e. print, replay and record
------------------------------------------------------------------------------------------------------------------------------------
SBProjection             $350                  Converts SoftBoard to a front projection, interactive display using any LCD projector
------------------------------------------------------------------------------------------------------------------------------------
SBTemplate               $350                  Adapts manual status board formats to SoftBoard, recording dynamic information changes on a "fill in the blank" basis and communicates to remote sites via SBRemote
------------------------------------------------------------------------------------------------------------------------------------


The pens and erasers used with SoftBoard are available directly from the Company and from resellers.

SoftBoards are used by businesses, schools and governmental agencies for meetings, training and work group development sessions, to augment traditional audio and video conferencing sessions with graphics and interactivity, and for scheduling and status updates.

PRODUCT DEVELOPMENT

The Company views SoftBoard as a platform for additional software and other benefit enhancement products. During 1996, new general releases of SBRecord, SBRemote, and SBProjection were developed, including a combination of new and improved features for the Series 200 hardware products. The Company intends to continue to enhance and add features to its family of proprietary software products that will provide an upgrade path for all existing customers.

SBProjection, which functions with Series 200 SoftBoards to create the front projected Group Desktop, and functions with System 300 and System 400 SoftBoards to create the rear projected Group Desktop, is being enhanced to operate with Windows NT. This is in addition to its existing compatibility with all other Windows operating systems.

Current and future development efforts include hardware and software that will provide further simplifications to the installation and usage models for SoftBoard hardware and software products. These enhancements will increase the local productivity of existing customers, be attractive for a wider range of casual, walk-in conference room training applications, and take advantage of rapid external developments in the area of computer-aided remote conferencing.

The Company expended approximately $1.3 million and $1.2 million in research and development costs, respectively, in fiscal years 1996 and 1995. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN ITEM 7.

MARKETING, SALES AND DISTRIBUTION

The Company markets its SoftBoard products to resellers, OEMs and directly to end users in the United States and to distributors and resellers outside the United States. The Company's Vice President, Sales oversees the international distributors and resellers, OEM accounts and major customer end user accounts. The Company's Vice President, Marketing manages both the end user sales and reseller sales teams. The Company sells SoftBoards directly to end users through telemarketing and telesales at its Portland, Oregon offices.

In June 1994 the Company entered into an exclusive OEM agreement with Steelcase, Inc. ("Steelcase") for sale of SoftBoard products into the office furniture market through its subsidiary, Metropolitan Furniture Corporation ("Metro").
The Company discontinued monthly shipments to Metro at the end of the third quarter 1995, because Metro was experiencing delays in the product line into which SoftBoards were integrated. Sales to Metro of standard SoftBoard products were resumed in the fourth quarter of 1996. Sales to Metro were approximately 1% and 16% of total sales, respectively for fiscal years 1996 and 1995. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In November 1994, the Company entered into an exclusive distributorship arrangement with Sord Computer Corporation, a subsidiary of Toshiba Corporation ("SORD"), to market SoftBoards in Japan. Sales to SORD were approximately 25% and 18% of total sales for fiscal year 1996 and 1995, respectively. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted. The absence of sales to Steelcase and Metro in 1996 has had an adverse effect on the Company's business. In addition, the failure of SORD to continue its purchase of SoftBoard products at rates comparable to its historic levels could have a material adverse effect on the Company's financial condition and results of operations.

MANUFACTURING AND SUPPLY

The principal components of the various SoftBoard models consist of lasers, scanners, electronic subassemblies, the porcelain-on-steel and translucent glass writing surfaces, and metal housing and frame parts. The Company buys and tests parts manufactured to its specifications and delivers certain electronic components to subcontractors for subassembly. The Company assembles the final product. Final assembly includes precise alignment of the lasers and scanners and final testing. The Company generally ships products from its facility within one day after receipt of an order.

Certain components of the Company's products are purchased from single sources. The Company believes alternative sources are available and could be located and qualified for all components. The Company does not, however, have any long-term supply contracts with any vendors. Although a component may be available from more than one supplier, the Company could incur delays in switching suppliers, which could have an adverse effect on the Company's sales and results of operations.

During 1996, the Company moved to a new facility. This facility increased the Company's manufacturing space from approximately 10,500 square feet to approximately 21,000 square feet. This has allowed for better organization of the raw materials flow in the manufacturing process, as well as providing room for the additional assembly area for the new System 400 product line. The new facility also has a higher clear height which will allow for additional future expansion.

COMPETITION

The Company believes the ability to compete effectively in the market for computer-assisted conferencing and presentation products generally, and electronic whiteboards particularly, depends upon price and key product characteristics, including ease of use, positional accuracy, reliability and applications software.

Although there are competitors selling electronic whiteboards and conferencing solutions, the Company believes each is focused on a slightly different part of the market, or on the fringes of the Company's main markets, emphasizing different capabilities. The competitors that manufacture electronic whiteboards with capabilities somewhat similar to those of SoftBoard use pressure-sensitive surfaces, which the Company believes are generally awkward to use because of the pressure required to register the writing and which the Company believes are less durable than SoftBoard's porcelain-on-steel writing surface. Additionally, the Company believes SoftBoard's functionality and long-term reliability is significantly greater than current competitors.

The Company also competes with manufacturers of simple electronic copyboards, conferencing software and front- and rear-projection systems. Electronic copy boards, which generally range in price from approximately $1,500 to approximately $4,500, provide only black and white printouts on thermal paper, are not connected to a computer and offer no ability to store the screen image for subsequent playback and review or transmission to remote locations. In addition, the meeting or presentation process is typically interrupted and delayed while participants wait for the written information to be scanned and copied.

Certain software products provide conferencing and "shared whiteboard" capabilities in software. The users run an application on the PC that allows them to mark up documents on computer screens and share them with other users on a network. Input is limited to keyboard, mouse or graphics tablet; there is no capability to draw or write on a whiteboard surface. These software-only products do not allow for a group of people in the same room to share and interact with the information. The Company believes these software "shared whiteboard" products are complementary to SoftBoard, because SoftBoard provides an input device that can be used with certain of these software products.

The Company is aware of two competitors that offer rear-projection systems. The first competitor offers a system which has a pressure sensitive surface. With pressure sensitive technology a limited amount of light can be projected through the writing surface making it more difficult for the user and any other participants to view the image on the display, thereby requiring the lights in the meeting room to be turned off. Their product is also subject to alignment problems if moved even slightly, and is not supplied with an integrated LCD projector. The Company believes that the System 400 is superior to this product because of the greater amount of light that is delivered through the System 400 writing surface, it can be moved across the room or around the world with minimal, and often no alignment problems, and it is complete and ready to connect to a personal computer for immediate use. The other competitor offers a more fully integrated system, including a computer, but is substantially more expensive than the Company's rear-projection products.

Most of the Company's competitors are more established, benefit from greater name recognition and have significantly greater financial, technological, production and marketing resources than the Company. In addition, many of these companies have large and established sales forces and have been selling their products to the same customers targeted by the Company for a substantial period of time. The market acceptance of certain competing products that are based on different technologies or approaches could have the effect of reducing the size of the market for the Company's products, resulting in lower prices and erosion of the Company's gross profit.

INTELLECTUAL PROPERTY

The Company was issued United States Patent No. 5,248,856 in September 1993 for the graphic data-acquisition technology incorporated in Softboard. Related patent applications are pending in Europe and Canada. In July 1995 the Company was issued U.S. Patent No. 5,434,392 for the marking system with Pen Up/Pen Down tracking. In December 1996, the Company was issued Patent No. 5,583,323 for the calibration of the graphic data-aquisition tracking system, and Patent No. 5,585,605 for the optical scanner employing lase and laser safety control. In addition, the Company has filed and will file other patent applications for various features incorporated in Softboard. The Company relies on copyright protection for its proprietary software. SoftBoard-Registered Trademark-, Microfield Graphics-Registered Trademark- are registered trademarks of the Company in the United States, and trademark applications have been filed for the phrases "See What I'm Saying," and "Group Desktop."

The Company attempts to protect its intellectual property rights through a combination of patents, copyrights, trade secret and other intellectual property law, nondisclosure agreements and other measures. The Company believes, however, that its financial performance will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon such protection.

In February 1994 the Company received a letter from IBM offering the Company a license under an IBM patent that IBM alleged related to technology incorporated in SoftBoard. The Company denied that SoftBoard technology was covered by the IBM patent. In January 1995 IBM sent the Company a letter demanding that the Company either accept a license under the IBM patent or stop selling SoftBoard. In March 1995 the Company responded asking IBM to identify more specifically the alleged infringement, or to cease and desist its pursuit of this claim. The Company has received no communication from IBM since the letter of January 1995. The Company believes, based in part on the advice of Kolisch Hartwell Dickinson McCormack & Heuser, its special patent counsel, that SoftBoard does not infringe the IBM patent.

There is no assurance that IBM will choose not to pursue this matter further or that IBM will not file an infringement lawsuit against the Company. If a lawsuit is filed, there is no assurance that the Company will prevail. Although IBM has offered a license of its technology, there is no assurance that the license terms would be satisfactory to the Company. IBM's persistence in this matter could result in substantial costs and diversion of management time and other resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

In November 1995, a Japanese company, BUG Incorporated ("BUG"), wrote a letter to SORD, a distributor of the Company's SoftBoard products in Japan. BUG suggested in the letter that the Company's SoftBoard products may infringe claims which BUG has pending in a published Japanese patent application (No. 5-171236). The

Company obtained and reviewed an English translation of the Japanese patent application. The Company believes, based on the advice of Kolisch Hartwell Dickinson McCormack & Heuser and their review of the Japanese patent application and relevant prior art, that a favorable outcome on this matter is likely because the pending claims are not patentable in view of prior art of which the Company is aware. The Company's patent counsel informed BUG on February 23, 1996 of its position respecting noninfringement and there has been no communication from BUG since that date.

There is no assurance that BUG will choose not to pursue this matter further. BUG's persistence in this matter could result in substantial costs and diversion of management time and other resources and could have a material adverse effect on the Company's business, financial condition and results of operations.


GOVERNMENT REGULATION

SoftBoard uses low-powered infrared lasers, similar to those used in compact disc players and laser printers. The Company has independently tested its products and believes it complies with the applicable industry and governmental safety requirements for lasers.

EMPLOYEES

As of January 31, 1997, the Company employed 43 persons. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company moved into a new facility in Portland, Oregon, in June 1996, consisting of approximately 34,000 square feet 13,000 square feet of office space and 21,000 square feet of manufacturing space. The Company occupies this facility pursuant to a non-cancellable lease which expires in 2003.


ITEM 3. LEGAL PROCEEDINGS

As of March 7, 1996 there were no other pending legal proceedings to which the Company or its subsidiaries is a party. SEE BUSINESS - INTELLECTUAL PROPERTY.


ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 28, 1996.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq Small Cap Market under the symbol "MICG." Commencing in May 1997 after the Company's 1997 annual meeting, the Company's Nasdaq SmallCap Market Symbol will change to "SFBD." The following table sets forth the high and low sales prices as reported by the Nasdaq SmallCap Market for the periods indicated. The Company's common stock commenced trading on June 23, 1995.


FISCAL 1995                                     LOW                HIGH
                                                ---                ----
Second Quarter (since June 23, 1995)         $ 6 5/8             $ 10 1/2
Third Quarter                                  8 7/8               15 7/8
Fourth Quarter                                 5 1/4               10
FISCAL 1996
First Quarter                                $ 4 7/8             $ 8
Second Quarter                                 3 1/4               5 7/8
Third Quarter                                  3 1/4               6 3/4
Fourth Quarter                                 2                   6 1/4


There were approximately 280 shareholders of record and 3300 beneficial shareholders at March 6, 1997. There were no cash dividends declared or paid in fiscal years 1996 or 1995. The Company does not anticipate declaring such dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The Company's initial products are a series of digital whiteboards and digital whiteboard rear projection systems marketed under the brand name SoftBoard. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers.

In June 1994 the Company entered into an exclusive OEM agreement with Steelcase Inc. ("Steelcase") for sale of SoftBoard products into the office furniture market through its subsidiary, Metropolitan Furniture Corporation ("Metro"). In July 1995, Metro informed the Company that it was experiencing non-SoftBoard related material shortages that were causing shipping delays of its product that incorporates SoftBoard. This shorage caused Metro to become overinventoried with SoftBoards, and therefore stopped purchasing material amounts of SoftBoard products. Since that date, Metro has significantly reduced its inventory of SoftBoard products and has resumed purchasing standard SoftBoard product in small quantities, but has not purchased a material amount of product since the third quarter of 1995. In 1996 and 1995, approximately 1% and 16%, respectively, of the Company's sales were attributable to sales to Steelcase and Metro. The Company is unable to predict when, if ever, Steelcase or Metro will resume purchases of significant quantities of SoftBoard products from the Company.

In November 1994, the Company entered into an exclusive distributorship arrangement with Sord Computer Corporation ("SORD"), a subsidiary of Toshiba Corporation, to market SoftBoards in Japan. In 1996 and 1995, approximately 25% and 18%, respectively, of the Company's sales were attributable to SORD. Although SORD is experiencing significant sales growth of SoftBoard products, they are expected to purchase fewer units over the next several months in order to balance inventories. The Company has no commitment from SORD to purchase product beyond the fourth quarter of 1996, and no assurance SORD will purchase significant quantities of SoftBoard products in the future.

As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted. The absence of sales to Steelcase and Metro in 1996 has had an adverse effect on the Company's business. In addition, the failure of SORD to continue its purchase of SoftBoard products at rates comparable to its historic levels could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's SoftBoard products are expected to provide the substantial majority of its sales in the foreseeable future. The Company's results will therefore depend on continued and increased market acceptance of these products and the Company's ability to modify them to meet the needs of its customers. Any reduction in demand for, or increasing competition with respect to, these products would have a material adverse effect on the Company's financial condition and results of operations

Except as otherwise noted, the financial and related information presented below under "Results of Operations" relates solely to the SoftBoard Business.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the SoftBoard business for the periods indicated.

                                                          FISCAL       FISCAL
                                                           1996         1995
                                                           ----         ----

          Net sales                                         100  %      100  %
          Cost of goods sold                                 50          56
                                                         -------      ------
             Gross profit                                    50          44
          Research and development expenses                 (22)        (22)
          Marketing and sales expenses                      (56)        (44)
          General and administrative expenses               (17)        (15)
                                                         -------      ------
             Loss from operations                           (45)        (37)
          Other income                                        2           2
                                                         -------      ------
             Loss from continuing operations
               before income taxes                          (43)        (35)
          Benefit from income taxes                           -           -
                                                         -------      ------
             Loss from continuing operations                (43)        (35)
          Discontinued operations:
             Income from discontinued operations              -           1
             Gain on disposal of discontinued operations      -           9
                                                         -------      ------
          Net loss                                          (43) %      (25) %
                                                         -------      ------
                                                         -------      ------


SALES. Sales increased $775,000 (15%) to $6,073,000 in 1996 from $5,298,000 in
1995. The increase was due primarily to increased sales to the Company's core customer base, which is made up of sales directly to end users and sales to resellers. SEE OVERVIEW, ABOVE. In fiscal 1996, export sales aggregated $1,535,000 (25% of net sales), compared to $1,486,000 (28% of net sales) in 1995. SEE NOTE 13 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the product, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin improved to 50% in 1996 from 44% in 1995. The improvement in gross margin was due primarily to lower sales to the OEM channel and increased sales through the end user channel, which provided higher overall average sales prices on those products. The increase was also affected by increased software and accessory sales, which generally have higher margins, and to decreases in materials costs gained from the Company's ongoing product cost reduction program.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased $195,000 (17%) to $1,348,000 in 1996 from $1,153,000 in 1995. The increase was due primarily to an increased rate of expenditure related to the development of the System 400 SoftBoard rear projection unit introduced in June 1996. Research and development expenses, as a percentage of sales, were 22% in both 1996 and 1995. The development of the System 400 was substantially complete as of the end of June 1996.

MARKETING AND SALES EXPENSES. Marketing and sales expenses increased $1,071,000 (45%) to $3,426,000 in 1996 from $2,355,000 in 1995. The increases were due primarily to additional marketing and sales expenses incurred to increase product awareness and to increase the penetration of products into the marketplace. These included increases in advertising and participation in additional trade shows. Additionally, the rate of spending in 1995 was restricted by a shortage of working capital during the first six months of that period. Marketing and sales expenses increased as a percentage of sales to 56 % in 1996 from 44% in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $220,000 (28%) to $1,015,000 in 1996 from $795,000 in 1995. The increase was due primarily to the higher insurance and administrative costs associated with status as a public company. Additionally, the rate of spending in 1995 was restricted by a shortage of working capital during the first six months of that period. General and administrative expenses increased as a percentage of sales to 17 % in 1996 from 15% in 1995.

OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense and miscellaneous income. Interest income increased in 1996 as a result of interest earned on the proceeds of the Company's June 1995 initial public offering. Interest expense decreased primarily due to the fact that there were no amounts outstanding under the Company's operating line of credit during 1996.

INCOME TAXES. As of December 28, 1996 the Company had available net operating loss carryforwards of approximately $7.7 million for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2011. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995 and other stock transactions. In addition, the Company has research and development credits aggregating approximately $189,000 for income tax purposes at December 28, 1996. Such credits may be used to reduce taxes payable, if any, on a consolidated basis in future years through their expiration in 2000 to 2009. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through the private sale of equity securities, cash from operations, borrowings under bank lines of credit. In June 1995 the Company sold 1,100,000 shares of Common Stock in an initial public offering at $6.00 per share. In July 1995, an additional 165,000 shares were sold at $6.00 per share pursuant to an overallotment option exercised by the underwriters of the initial public offering. In total, the Company received net proceeds from the initial public offering of approximately $6.3 million. In July 1995, Summit Partners L.P. and related entities exercised warrants for the purchase of 67,354 shares of the Company's common stock at $5.05 per share, resulting in net proceeds to the Company of approximately $340,000. In December 1996, the Company borrowed $250,000 under an equipment line of credit.

At December 28, 1996 the Company had working capital of approximately $3,000,000 and its principal sources of liquidity consisted of $1,868,000 in cash and cash equivalents. Additionally, at December 28, 1996, the Company has a $2,000,000 line of credit, which bears interest monthly at prime (8.25% at December 28, 1996). No amounts were outstanding under the line of credit at December 28, 1996. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Accounts receivable decreased $188,000 and inventories increased $446,000 in 1996, due to lower than expected sales in the fourth quarter of 1996. Prepaid expenses and other decreased $56,000 in 1996 due to decreased deposits made for future trade shows and lower amounts required to be prepaid under the Company's directors and officers insurance policy.

The Company has no commitments for capital expenditures in material amounts.

The Company believes its existing cash and cash equivalents, short term investments in marketable securities and cash generated from operations will be sufficient to fund its operations for at least the next 12 months.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP are included in this report as follows:

Microfield Graphics, Inc.:                                       Page
                                                                 ----

     Report of Independent Accountants                           F-1

     Consolidated Balance Sheets
          December 28, 1996 and December 30, 1995                F-2

     Consolidated Statements of Operations for the years
          ended December 28, 1996 and December 30, 1995          F-3

     Consolidated Statements of  Shareholders' Equity
          December 28, 1996 and December 30, 1995                F-4

     Consolidated Statements of Cash Flows for the years ended
          December 28, 1996 and December 30, 1995                F-5

     Notes to Consolidated Financial Statements                  F-6



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names, ages and positions of the Company's executive officers are as follows:

      NAME                  AGE          CURRENT POSITION(S) WITH COMPANY
      -----------------------------------------------------------------------
      John B. Conroy        58     Chairman of the Board, President and Chief
                                   Executive Officer
      Neil Lindsay          32     Vice President, Marketing
      Scott D. McVay        57     Vice President, Sales
      Randall R. Reed       40     Chief Financial Officer and Secretary
      Michael W. Stansell   54     Vice President, Operations
      Peter F. Zinsli       66     Director, International Sales
      Donald H. Zurstadt    55     Vice President, Engineering

     JOHN B. CONROY joined the Company in May 1986 and was appointed President and elected a Director that same month. Mr. Conroy was designated Chief Executive Officer by the Board of Directors in January 1987, and appointed Chairman of the Board of Directors in June 1996. Mr. Conroy previously held executive management positions with a number of computer industry companies, has served as a Director of several holds a BSEE from New York University

     NEIL R. LINDSAY joined the Company in June 1996 as Vice President, Marketing. Mr. Lindsay was Vice President, Sales and Marketing at Print Paks, Inc. a supplier of multimedia software products from October 1995 to June 1996, and served as North American Business Manager, among other positions, at Hewlett-Packard Corporation, a manufacturer of computing and electronic products, from February 1988 to October 1995. Mr. Lindsay holds an MBA from Golden Gate University, and a Bachelor of Applied Sciences from Edith Cowan University in Western Australia.

     SCOTT D. MCVAY joined the Company in December 1993 as Vice President, Sales. Mr. McVay was Vice President, Marketing, at Mass Memory Technology, a manufacturer of PC storage products, from December 1992 to November 1993, and Vice President, Worldwide Sales, at Emulex Corp., a manufacturer of telecommunications and memory products, from April 1990 to June 1992. Mr. McVay was Vice President of Sales and Marketing at Iomega from 1983 through 1987, and held various positions at IBM over 19 years. Mr. McVay holds a BS and an MBA in marketing from the University of Colorado.

     RANDALL R. REED joined the Company in August 1985 as Controller and became the Company's Chief Financial Officer and Secretary in April 1990. Mr. Reed was a Tax Supervisor among other positions at Coopers and Lybrand from August 1981 to February 1985. Mr. Reed is a Certified Public Accountant and holds a BS in business administration from Southern Oregon State College.

     MICHAEL W. STANSELL joined the Company in November 1985 as Director of Manufacturing and was appointed Vice President, Operations, in January 1987. Mr. Stansell was a division manufacturing manager, among other positions, at Tektronix Corporation from August 1965 through October 1985.

     PETER F. ZINSLI joined the Company in December 1992 as Director of Marketing, and was appointed Vice President, Marketing from June 1993 to June 1996. In June 1996 Mr. Zinsli was appointed Director of International Sales. Prior to joining the Company, Mr. Zinsli was a consultant to several high-technology companies from May 1991 to November 1992. Mr. Zinsli has held executive management positions with several computer industry companies, and was a co-founder of two of them.

     DONALD H. ZURSTADT joined the Company in September 1989 as Manager of Engineering and was appointed Vice President, Engineering, in April 1990. Mr. Zurstadt has held management and engineering positions with several computer industry companies over the past 30 years including Tektronix, Inc., McDonnell Douglas Automation Corporation and Digital Equipment Corporation. Mr. Zurstadt holds a BA in physics from the University of Colorado.

Information with respect to directors of the Company and Section 16(a) required by this item is included in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the captions ELECTION OF DIRECTORS and
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING, respectively, and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is included in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption EXECUTIVE COMPENSATION AND OTHER MATTERS and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits included herein:

     Exhibit No.
     -----------
      *3.1          Articles of Incorporation, as amended
      *3.2          Bylaws, as amended
      *4.1          See Article III of Exhibit 3.1 and Articles
                    I and VI of Exhibit 3.2
     *10.1          1986 Stock Option Plan, as amended
     *10.2          1995 Stock Incentive Plan, as amended
     *10.3          Form of Incentive Stock Option Agreement
  (1)*10.4          Master Purchase Agreement dated June 15, 1994
                    between the Registrant and Steelcase, Inc.
     *10.5          Series 1 Preferred Stock Purchase Agreement
                    dated September 1, 1994 between the Registrant
                    and certain investors
     *10.7          Form of Representative's Warrants
  (1)*10.8          Japanese Marketing License Agreement
    **11.1          Statement re computation of earnings (loss)
                    per common share
    **23            Consent of Price Waterhouse LLP
    **27            Financial Data Schedule

____________

 * Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2 (Registration No. 33-91890).

 **  Filed herewith.

 (1) Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 28, 1996.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 26, 1997

                              MICROFIELD GRAPHICS, INC.

                              By: /s/ JOHN B. CONROY
                                  ------------------
                                  John B. Conroy
                                  Chairman of the Board, President, and
                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title
---------                     -----

/s/ JOHN B. CONROY            Chairman of the Board, President, and Chief
-----------------------       Executive Officer (Principal Executive Officer)
John B. Conroy                Date: March 26, 1997

/s/ RANDALL R. REED           Chief Financial Officer and Secretary
-----------------------       (Principal Financial and Accounting Officer)
Randall R. Reed               Date: March 26, 1997

/s/ SAMUEL W. MALLICOAT       Director
-----------------------       Date: March 26, 1997
Samuel W. Mallicoat

/s/ WILLIAM P. CARGILE        Director
-----------------------       Date: March 26, 1997
William P. Cargile

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Microfield Graphics, Inc. (d.b.a. Softboard)


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of redeemable common stock and nonredeemable shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Microfield Graphics, Inc. (d.b.a. Softboard) and its subsidiary at December 28, 1996 and December 30, 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Portland, Oregon
January 27, 1997

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                            DECEMBER 28,            DECEMBER 30,
ASSETS                                          1996                     1995
                                            ------------            ------------
Current assets:
   Cash and cash equivalents                $ 1,867,856             $ 3,180,872
   Short term investments in marketable
    securities                                        -               1,564,002
   Accounts receivable, net (Note 3)            777,807                 965,590
   Inventories (Note 4)                         997,693                 551,619
   Prepaid expenses and other                   248,875                 304,784
                                            -----------             -----------
       Total current assets                   3,892,231               6,566,867

Property and equipment, net (Note 5)            542,826                 318,097
Other assets                                     86,720                  81,300
                                            -----------             -----------

                                            $ 4,521,777             $ 6,966,264
                                            -----------             -----------
                                            -----------             -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt
    (Note 6)                                $   119,537             $   136,671
   Accounts payable                             399,011                 543,607
   Accrued payroll and payroll taxes            209,697                 287,814
   Unearned income                               60,803                  33,492
   Other accrued liabilities                    183,420                  39,431
                                            -----------             -----------

       Total current liabilities                972,468               1,041,015
Long-term debt, net of current portion
 (Note 6)                                       181,956                  51,483
                                            -----------             -----------
       Total liabilities                      1,154,424               1,092,498
                                            -----------             -----------
Commitments (Note 8)
Shareholders' equity (Notes 9 and 12):
   Convertible preferred stock,
    10,000,000 shares authorized, none
    outstanding                                       -                       -
   Common stock, 25,000,000 shares
    authorized, 3,195,575 and
    3,127,954 shares issued and
    outstanding, respectively                12,152,781              12,060,048
   Accumulated deficit                       (8,785,428)             (6,186,282)
                                            -----------             -----------

       Total shareholders' equity             3,367,353               5,873,766
                                            -----------             -----------

                                            $ 4,521,777             $ 6,966,264
                                            -----------             -----------
                                            -----------             -----------


The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                         YEAR ENDED
                                             DECEMBER 28,          DECEMBER 30,
                                                1996                    1995
                                            -------------          -------------

Net sales (Note 13)                         $ 6,072,618             $ 5,297,837
Cost of goods sold                            3,037,508               2,971,972
                                            -----------             -----------

   Gross profit                               3,035,110               2,325,865
                                            -----------             -----------

Operating expenses:
   Research and development                   1,348,148               1,152,970
   Marketing and sales                        3,426,418               2,355,233
   General and administrative                 1,014,743                 794,887
                                            -----------             -----------

                                              5,789,309               4,303,090
                                            -----------             -----------

       Loss from operations                  (2,754,199)             (1,977,225)

Other income:
   Interest income, net                         130,788                  49,232
   Loss on disposal of property and
    equipment                                    (3,205)                      -
   Other income                                  28,746                  76,716
                                            -----------             -----------
       Loss from continuing operations
        before income taxes                  (2,597,870)             (1,851,277)


Provision for income taxes (Note 7)              (1,276)                      -
                                            -----------             -----------
       Loss from continuing operations       (2,599,146)             (1,851,277)
                                            -----------             -----------

Discontinued operations (Note 10):
   Income from discontinued operations                -                  74,780
   Gain on disposal of discontinued
    operations                                        -                 472,750
                                            -----------             -----------

                                                      -                 547,530
                                            -----------             -----------

    Net loss                               $ (2,599,146)           $ (1,303,747)
                                            -----------             -----------
                                            -----------             -----------

Loss per share:
   Loss from continuing operations         $       (.82)           $       (.76)
   Earnings from discontinued operations              -                     .22
                                            -----------             -----------

   Net loss                                $       (.82)            $      (.54)
                                            -----------             -----------
                                            -----------             -----------

Shares used in calculation                    3,176,660               2,436,782
                                            -----------             -----------
                                            -----------             -----------


The accompanying notes are an integral part of these consolidated financial statements.


MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
CONSOLIDATED STATEMENT OF REDEEMABLE COMMON STOCK AND NONREDEEMABLE
SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                                                          NONREDEEMABLE SHAREHOLDERS' EQUITY (DEFICIT)
                                                              ----------------------------------------------------------------------
                                                                                                                        RETAINED
                                          REDEEMABLE               CONVERTIBLE                   NONREDEEMABLE          EARNINGS
                                         COMMON STOCK            PREFERRED STOCK                  COMMON STOCK        (ACCUMULATED
                                       SHARES      AMOUNT     SHARES         AMOUNT          SHARES        AMOUNT       DEFICIT)
                                      --------   ---------   ---------    -----------      ---------    -----------  -------------

Balance at December 31, 1994          170,365    $ 860,000   1,750,650    $ 1,212,455      1,186,250    $ 3,213,292  $ (4,882,535)

Conversion of preferred stock with
  reverse split of 6.31:1                   -            -  (1,750,650)    (1,212,455)       277,444     1,212,455

Conversion of redeemable common
 stock                               (170,365)    (860,000)          -              -        170,365        860,000             -

Stock options and warrants
 exercised                                  -                        -              -        228,895        516,222             -

Issuance of common stock, net of
  offering expenses                         -            -                          -      1,265,000      6,258,079             -

Net loss                                    -            -           -              -              -              -    (1,303,747)
                                  -----------   ----------  ----------  -------------     ----------    -----------     ---------
Balance at December 30, 1995                -            -           -              -      3,127,954     12,060,048    (6,186,282)

Stock options exercised                     -            -           -              -         66,421         87,633             -

Issuance of common stock                    -            -           -              -          1,200          5,100             -

Net loss                                    -            -           -              -              -              -    (2,599,146)
                                  -----------   ----------  ----------  -------------     ----------    -----------     ---------

Balance at December 28, 1996                -   $        -           -  $           -      3,195,575   $ 12,152,781  $ (8,785,428)
                                  -----------   ----------  ----------  -------------     ----------    -----------     ---------
                                  -----------   ----------  ----------  -------------     ----------    -----------     ---------



The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           YEAR ENDED
                                                   DECEMBER 28,    DECEMBER 30,
                                                        1996            1995
                                                   --------------  -------------
Cash flows from operating activities:
  Net loss                                         $ (2,599,146)   $ (1,303,747)
  Income from discontinued operations                         -         (74,780)
  Gain on disposal of discontinued operations                 -        (472,750)
                                                   ------------    ------------
  Loss from continuing operations                    (2,599,146)     (1,851,277)
Adjustments to reconcile loss from
 continuing operations to operating cash flows:
  Depreciation and amortization                         300,432         167,918
  Issuance of common stock for compensation               5,100               -
  Loss (gain) on disposal of property and
  equipment, net                                          3,205          (8,129)
  Gain on sale of investments                                 -         (74,127)
  Changes in assets and liabilities:
     Accounts receivable                                187,783        (395,543)
     Inventories                                       (446,074)       (193,844)
     Prepaid expenses and other                          55,909        (244,354)
     Accounts payable                                  (144,596)        (27,366)
     Accrued payroll and payroll taxes                  (78,117)              -
     Unearned income                                     27,311               -
     Other accrued liabilities                          143,989          (1,100)
                                                   ------------    ------------
     Net cash used in operating activities           (2,544,204)     (2,627,822)
                                                   ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of Imagraph Corporation                  -       1,800,000
  Proceeds from the maturity of investments           1,564,002               -
  Acquisition of property and equipment, net           (517,566)       (209,482)
  Purchases of patents and other                        (16,220)        (17,720)
  Advances from discontinued operations                       -         160,424
  Proceeds from sale leaseback of property
   and equipment                                              -         250,000
  Deferred gain on sale leaseback of property
   and equipment                                              -         (11,380)
  Purchases of investments in marketable
   securities                                                 -      (1,564,002)
  Proceeds from sale of investments                           -         274,127
                                                   ------------    ------------
     Net cash provided by investing activities        1,030,216         681,967
                                                   ------------    ------------
Cash flows from financing activities:
  Net borrowings under (payments on) line of
   credit and term loan agreement                       250,000      (1,665,000)

  Net proceeds from issuance of common stock                  -       6,258,079
  Net payments on capital lease obligation             (136,661)        (61,846)
  Proceeds from exercise of common stock
   options and warrants                                  87,633         516,222
                                                   ------------    ------------
     Net cash provided by financing activities          200,972       5,047,455
                                                   ------------    ------------
Net (decrease) increase in cash and
 cash equivalents                                    (1,313,016)      3,101,600
Cash and cash equivalents, beginning of year          3,180,872          79,272
                                                   ------------    ------------

Cash and cash equivalents, end of year             $  1,867,856    $  3,180,872
                                                   ------------    ------------
                                                   ------------    ------------

Cash paid for:
  Interest                                         $     39,841    $    112,917
                                                   ------------    ------------
                                                   ------------    ------------

  Income taxes                                     $      1,276    $        810
                                                   ------------    ------------
                                                   ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   THE COMPANY AND BASIS OF PRESENTATION

     Microfield Graphics, Inc., an Oregon corporation incorporated in October 1986, develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The Company's product lines incorporate a series of digital whiteboards and digital whiteboard rear projection systems under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology

     Prior to the introduction of SoftBoard, Microfield Graphics, Inc. designed, developed, manufactured and marketed advanced graphics hardware and software. Imagraph Corporation ("Imagraph"), acquired by the Company in January 1991, developed, manufactured and marketed advanced graphics controllers and frame grabbers. Imagraph was sold in March 1995 (see Note
     10).

     The Company also has a wholly owned foreign sales corporation in Barbados. Hereafter in these consolidated financial statements, the term "Company" refers to Microfield Graphics, Inc. and its subsidiary. The Company's primary market is in the United States; however, there are export sales to Japan, the United Kingdom and many other countries. (See export sales in Note 13).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR
     The Company operates on a 52-53 week fiscal year ending on the Saturday closest to the last day of December.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Microfield and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     CONSOLIDATED STATEMENT OF CASH FLOWS
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     During the year ended December 30, 1995, the following noncash transactions occurred:

          - The Company received equity securities valued at $200,000 as part of the proceeds from the sale of Imagraph (see Note 10);

          - The Company leased equipment aggregating $250,000 under a sale leaseback agreement (see Note 11).

     During the year ended December 31, 1996, the Company issued stock with a fair market value of $5,100 to resellers and employees.

     CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     The Company considers all highly liquid investments, which are readily convertible into cash and have original maturities of three months or less, to be cash equivalents. Short-term investments, which have maturities greater than three months and less than one year, are composed of medium term notes.

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.115) on a prospective basis. SFAS 115 creates certain classification categories for investments based on the nature of the securities and intent of the Company. Pursuant to adoption, the Company has categorized its investments as held-to-maturity.
     Securities classified as held-to-maturity are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the investment.

     ACCOUNTS RECEIVABLE
     Accounts receivable at December 28, 1996 and December 30, 1995 are recorded net of allowances for uncollectible accounts of $45,649 and $41,963, respectively.

     INVENTORIES
     Inventories are stated at the lower of standard cost or market value. Standard costs approximate the first-in, first-out method. Inventory costs include raw materials, direct labor and allocated overhead.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost and are depreciated using accelerated methods over their estimated useful lives of five years. Repairs and maintenance are charged to expense as incurred; improvements are capitalized. When the Company sells or disposes of assets, the accounts are relieved of the related costs and accumulated depreciation and resulting gains and losses are reflected in operations.

     RESEARCH AND DEVELOPMENT
     Research and development expenditures are charged to operations as incurred.

     REVENUE RECOGNITION
     Revenue is recognized upon shipment of products. Revenue on warranty contracts is recognized over the life of the contract.

     INCOME TAXES
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," using the asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

     NET LOSS PER SHARE
     Net loss per common share is based upon the weighted average number of outstanding shares of common stock, common stock equivalent shares from convertible preferred stock (using the if-converted method) and common stock equivalent shares from the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares from convertible preferred stock, stock options and warrants are excluded from the computation if their effect is anti-dilutive. However, pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 83, preferred stock (using the if-converted method) and common and common equivalent shares (using the treasury stock method and the anticipated initial public offering price) issued during the 12-month period prior to an initial public offering are included in the calculations as if they were outstanding through the date of the initial public offering.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The recorded amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, line of credit and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The recorded amount of capital lease obligations and long-term debt approximates fair value since the imputed interest or stated interest approximates currently competitive rates.


3.   CONCENTRATIONS OF CREDIT RISK

     One customer accounted for approximately 25% of net sales for the year ended December 28, 1996, and two customers accounted for approximately 18% and 16% net sales for the year ended December 30, 1995. Accounts receivable from one customer totaled approximately $126,387 and $229,450 at December 28, 1996 and December 30, 1995, respectively.

4.   INVENTORIES

     Inventories consist of the following:
                                                     DECEMBER 28,   DECEMBER 30,
                                                          1996          1995
                                                     ------------   -----------
         Raw materials                               $  554,713     $  440,592
         Work in process                                      -          9,130
         Finished goods                                 442,980        101,897
                                                     ----------     ----------

                                                     $  997,693     $  551,619
                                                     ----------     ----------
                                                     ----------     ----------



5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                    DECEMBER 28,   DECEMBER 30,
                                                        1996            1995
                                                    ------------   ------------
         Furniture, machinery and equipment         $   738,431    $   220,865
         Capitalized leased assets                      224,775        238,618
                                                     ----------     ----------
                                                        963,206        459,483
         Less accumulated depreciation and
          amortization                                  420,380        141,386
                                                     ----------     ----------

                                                     $  542,826     $  318,097
                                                     ----------     ----------
                                                     ----------     ----------

     Accumulated amortization of capitalized leased assets aggregated $218,530 and $104,167 at December 28, 1996 and December 30, 1995,
     respectively.   Such amounts are included in the above schedule.

6.   DEBT

     At December 28, 1996, the Company had a $2,000,000 line of credit with a bank. Borrowings under the line are due on demand, bear interest payable monthly at prime and are collateralized by inventories and accounts receivable. As of December 28, 1996 and December 30, 1995, no borrowings were outstanding under the line of credit. Pursuant to the line of credit agreement, the Company is required to comply with certain financial
     covenants, including ratios and minimum net worth.   At December 28, 1996,
     the Company was in compliance with all of its debt covenants. The line of credit agreement expires in September 1997.

     The Company's long-term debt consists of the following:

                                                      DECEMBER 28,  DECEMBER 30,
                                                           1996          1995
                                                      ------------  ------------

         Term loan payable to bank in monthly
          instalments of $7,988 starting on
          February 28, 1997, including interest at
          the prime rate plus .5% (8.75%), through
          January 31, 2000.  All assets purchased
          with the proceeds of this loan are
          pledged as collateral.                         $ 250,000   $       -

         Capital lease obligation payable in monthly
          instalments (See Note 11)                         51,493     188,154
                                                         ---------   ---------
                                                           301,493     188,154
         Less principal amounts due within one year        119,537     136,671
                                                         ---------   ---------
         Long-term debt                                  $ 181,956    $ 51,483
                                                         ---------   ---------
                                                         ---------   ---------

     Remaining maturities on long-term debt are summarized as follows:

      YEAR ENDING
      DECEMBER 31,
      ------------
         1997                                     $   119,537
         1998                                          83,222
         1999                                          90,803
         2000                                           7,931
                                                  -----------
                                                  $   301,493
                                                  -----------
                                                  -----------

7.   INCOME TAXES

     The provision for income taxes of $1,276 for 1996 consists of minimum payments due and paid to the state. No provision for or benefit from income taxes was recognized in 1995.

     The provision for (benefit from) from income taxes for the years ended December 28, 1996 and December 30, 1995 differs from the amount which would be expected as a result of applying the statutory taxes rates to the loss before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

     Deferred tax assets (liabilities) are comprised of the following components:

                                                  DECEMBER 28,   DECEMBER 30,
                                                       1996            1995
                                                  ------------   ------------
     Current:
        Allowance for bad debts                   $    17,511     $  16,097
        Employee benefits                              33,639        62,457
        Inventory basis differences                     1,029        10,162
        Allowances                                     31,508             -
        Unearned revenues                              23,324             -
                                                  -----------     ---------
                                                      107,011        88,716
                                                  -----------     ---------
    Non-current:
        Property and equipment basis
          differences                             $         -          (920)
        Intangible assets                               4,874         1,949
        Net operating loss carryforwards            3,039,210     1,948,008
        Research and development credits              228,441       189,289
                                                  -----------     ---------

                                                    3,272,525     2,138,326
                                                  -----------     ---------

        Total deferred tax asset                    3,379,536     2,227,042

        Deferred tax asset valuation allowances    (3,379,536)   (2,227,042)
                                                  -----------     ---------

        Net deferred tax assets (liabilities)    $          -   $         -
                                                  -----------     ---------
                                                  -----------     ---------

     At December 28, 1996, the Company had available net operating loss carryforwards of approximately $7,900,000 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2011. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995 (Note
     12). In addition, the Company has research and development credits aggregating approximately $228,441 for income tax purposes at December 28, 1996. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2001 to 2011.

8.   LEASE COMMITMENTS

     The Company leases office space under operating leases which require future minimum lease commitments through July 2003 as follows:

           YEAR ENDING
           DECEMBER 31,
           ------------
               1997                                        $   292,272
               1998                                            292,272
               1999                                            292,272
               2000                                            292,272
               2001                                            306,882
               Thereafter                                      506,594
                                                           -----------
               Total minimum payments required             $ 1,982,564
                                                           -----------
                                                           -----------

     Rent expense totaled $301,795 and $242,494 for fiscal years ended 1996 and 1995, respectively.


9.   SHAREHOLDERS' EQUITY

     COMMON STOCK
     As of November 10, 1992, the Company and one of its shareholders entered into an agreement whereby the shareholder received a put right and warrants to purchase 67,354 shares of the Company's common stock at $5.05 per share through November 10, 1997. The shares were classified as redeemable common stock at December 31, 1994 at their recorded aggregate value of $860,000.

     The agreement with the shareholder terminated in 1995 upon the completion of the Company's initial public offering (Note 12). Accordingly, the shares have been classified in shareholders' equity as of December 28, 1996 and December 30, 1995 in the accompanying consolidated balance sheet. Additionally, the shareholder exercised its warrants to purchase 67,354 shares of the Company's common stock at $5.05 per share in 1995.

     INCENTIVE STOCK OPTION PLAN
     The Company has Stock Option Plans (the Plans). At December 28, 1996 and December 30, 1995, 757,062 and 465,660 shares of common stock were reserved for issuance to employees. Under the Plans, the options may be granted to employees, including officers, to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at date of grant. The options are exercisable over a period of up to nine years from the date of grant or such shorter term as provided for in the Plans. The options become exercisable over four years.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. SFAS No. 123 was issued by the Financial Accounting Standards Board in October 1995 and allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to follow the provisions of APB Opinion No. 25. Therefore, adoption of SFAS No. 123 in 1996 did not have a significant effect on the Company's financial position or results of operations.

     A summary of the status of the Company's Stock Option Plans as of December 28, 1996 and December 30, 1995 and for the years then ended is presented below:

                                             1996                    1995
                                   -------------------------  ------------------
                                                   WEIGHTED             WEIGHTED
                                                    AVERAGE              AVERAGE
                                                   EXERCISE             EXERCISE
    PERFORMANCE OPTIONS                SHARES      PRICE      SHARES     PRICE
---------------------------------  -------------  ----------  --------  --------

Outstanding at beginning of year       303,204    $   4.67    312,987   $  1.05
Granted                                 84,000        4.21    184,648      6.95
Exercised                              (66,421)       1.26   (161,557)     1.05
Forfeited                              (31,449)       6.11    (32,874)     1.05
                                      ---------    -------   --------   -------
                                       289,334    $   4.54    303,204   $  4.67
                                      ---------    -------   --------   -------
                                      ---------    -------   --------   -------
Options exercisable at year-end         91,824                 92,829
                                      ---------              --------
                                      ---------              --------


                                       NUMBER OF OPTIONS          WEIGHTED
                                    -----------------------  AVERAGE CONTRACTUAL
         EXERCISE PRICE             OUTSTANDING EXERCISABLE     LIFE REMAINING
       -------------------         ------------------------ --------------------

         $       1.26                   56,628      43,242          2.1
          3.75 - 6.00                  232,706      48,582          4.0
                                    ----------   ---------
                                       289,334      91,824
                                    ----------   ---------
                                    ----------   ---------

     The Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1995 using the Black-Scholes pricing model as prescribed by SFAS 123 and the following assumptions used for grants:

                                                        1996           1995
                                                   ------------   ------------
          Risk free interest rate                       6.4 %          5.4 %
          Expected dividend yield                         0 %            0 %
          Expected lives                                4.5            4.5
          Expected volatility                          60.0 %         60.0 %

Adjustments are made for options forfeited prior to vesting.

     Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the total value of options granted would be computed as follows:


          Year ended December 31, 1995                      $    690,988
          Year ended December 31, 1996                           485,796


     Such amounts would be amortized over the vesting period of the options.

     Accordingly, under SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:


                                                      1996              1995
                                                --------------     -------------
       Net income (loss)           As reported  $ (2,599,146)      $ (1,303,747)
                                   Pro forma      (2,755,473)        (1,347,090)
       Primary earnings
        (loss) per share           As reported          (.82)              (.54)
                                   Pro forma            (.87)              (.55)

     The effects of applying SFAS 123 for providing pro forma disclosures for 1996 and 1995 are not likely to be representative of the effects on reported net income (loss) and net income (loss) per common equivalent share for future years, because options vest over several years and additional awards generally are made each year.

     COMMON STOCK WARRANTS

     In connection with its initial public offering (Note 12) in 1995, the Company issued 110,000 warrants to purchase shares of common stock at an exercise price of $7.20 per share. No warrants have been exercised to date; such warrants expire in 2000.


10.  DISCONTINUED OPERATIONS

     Effective March 31, 1995, the Company sold all of the outstanding shares of common stock of Imagraph to an unrelated third party for $2,000,000, including $200,000 of Series C preferred stock of the third party. The Company recognized a gain on the sale of Imagraph of $472,750 for the year ended December 30, 1995.

     The results of Imagraph have been reported separately as discontinued operations in the consolidated statement of operations for periods through March 31, 1995. Sales of the discontinued operations were $1,393,811 for the year ended December 31, 1995.

11.  SALE LEASEBACK OF PROPERTY AND EQUIPMENT

     In March 1995, the Company entered into an agreement whereby it sold its property and equipment and subsequently leased back such assets from the purchaser (lessor) under a capital lease agreement (Note 6). The Company received proceeds aggregating $250,000 from the sale of the assets and issued warrants for the purchase of 6,792 shares of the Company's common stock at $4.42 per share. Such warrants expire on the later of April 1, 1997 or the date that all of the Company's obligations to the lessor have been satisfied. The net gain on the sale, aggregating approximately $20,000, has been deferred and is being recognized over the term of the lease.


12.  RECAPITALIZATION AND PUBLIC OFFERING OF COMMON STOCK

     During 1995, the Company amended its articles of incorporation to effect a one-for-6.31 reverse split of the Company's common stock. All common and common equivalent shares in the accompanying consolidated financial statements have been adjusted retroactively to give effect to the reverse split.

     In July 1995, the Company completed an initial public offering of 1,265,000 shares of common stock at $6.00 per share. The net proceeds of the offering were $6,258,079.


13.  EXPORT SALES

     Export sales aggregated $1,535,000 and $1,486,000 in 1996 and 1995, respectively. Such export sales were made to customers in the following countries:
                                                            YEAR ENDED
                                                   DECEMBER 28,     DECEMBER 30,
                                                     1996               1995
                                                  -----------       -----------

          Japan                                  $   962,000        $   958,000
          United Kingdom                             249,000            141,000
          Other                                      324,000            387,000
                                                  ----------         ----------
                                                 $ 1,535,000        $ 1,486,000
                                                  ----------         ----------
                                                  ----------         ----------