Form 10QSB
period 1997-03-29
MICROFIELD GRAPHICS INC /OR
filed 1997-05-09
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

                         Commission File Number : 0-26226



                            MICROFIELD GRAPHICS, INC.
        (Exact name of small business issuer as specified in its charter)


                   OREGON                              93-0935149
     (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)             Identification No.)




                              7216 SW DURHAM RD.
                              PORTLAND, OR  97224
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

                              Yes [X]    No [ ]

The number of shares outstanding of the Registrant's Common Stock as of April 30, 1997 was 3,195,575 shares.


Transitional Small Business Disclosure Format (check one):

                              Yes [ ]    No [X]

                            MICROFIELD GRAPHICS, INC.

                                   FORM 10-QSB

                                      INDEX


PART I    FINANCIAL INFORMATION                                           Page
-------------------------------                                           ----
     Item 1.   Financial Statements

               Consolidated Balance Sheet -March 29, 1997
               and December 28, 1996                                        3

               Consolidated Statement of Operations -Quarter Ended
               March 29, 1997 and March 30, 1996                            4

               Consolidated Statement of Cash Flows -Quarter
               Ended March 29, 1997 and March 30, 1996                      5

               Notes to Consolidated Financial Statements                   6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    7


PART II    OTHER INFORMATION
----------------------------

     Item 6.   Exhibits and Reports on Form 8-K                            10


                            MICROFIELD GRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                           March 29,        December 28,
                                                             1997                1996
                                                         ------------       ------------
    Current assets:
      Cash and cash equivalents                          $  1,466,291        $ 1,867,856
      Accounts receivable, net of allowances
           of $24,680 and $45,648                             751,615            777,807
      Inventories (Note 3)                                    918,249            997,693
      Prepaid expenses and other                              199,982            248,875
                                                         ------------         ----------
            Total current assets                            3,336,137          3,892,231
      Property and equipment, net (Note 4)                    494,459            542,826
      Other assets                                             84,021             86,720
                                                         ------------         ----------
                                                         $  3,914,617        $ 4,521,777
                                                         ------------         ----------
                                                         ------------         ----------
    Current liabilities:
      Current portion of debt                              $  483,328         $  119,537
      Accounts payable                                        183,806            399,011
      Accrued payroll and payroll taxes                       145,573            209,697
      Unearned income                                          64,661             60,803
      Accrued liabilities                                     148,161            183,420
                                                         ------------         ----------
            Total current liabilities                       1,025,529            972,468

      Long-term debt, net of current portion                  159,728            181,956
                                                         ------------         ----------
                                                            1,185,257          1,154,424


    Shareholders' equity:
      Common stock, no par value, 25,000,000 shares
          authorized, 3,195,575 and 3,152,326 shares
          issued and outstanding                           12,152,781         12,152,781
      Accumulated deficit                                  (9,423,421)        (8,785,428)
                                                         ------------         ----------
            Total shareholders' equity                      2,729,360          3,367,353
                                                         ------------         ----------
                                                         $  3,914,617       $  4,521,777
                                                         ------------         ----------
                                                         ------------         ----------


     The accompanying notes are an integral part of these financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months ended
                                                       ---------------------------
                                                       March 29,          March 30,
                                                         1997               1996
                                                       ----------       ----------
Sales                                                  $1,185,367       $1,353,349
Cost of goods sold                                        640,560          702,815
                                                       ----------       ----------
   Gross profit                                           544,807          650,534

Operating expenses
   Research and development                               218,887          368,454
   Marketing and sales                                    758,066          801,329
   General and administrative                             211,807          249,230
                                                       ----------       ----------
                                                        1,188,760        1,419,013
                                                       ----------       ----------

Loss from operations                                     (643,953)        (768,479)

Other income (expense)
   Interest income, net                                     1,735           50,306
   Other income, net                                        4,682            4,259
                                                       ----------       ----------
Loss before provision for income taxes                   (637,536)        (713,914)

Provision for income taxes                                    457              800
                                                       ----------       ----------
Net loss                                               $ (637,993)      $ (714,714)
                                                       ----------       ----------
                                                       ----------       ----------
Net loss per share                                     $    (0.20)      $    (0.23)
                                                       ----------       ----------
                                                       ----------       ----------
Shares used in per share calculations                   3,195,575        3,152,326
                                                       ----------       ----------
                                                       ----------       ----------

     The accompanying notes are an integral part of these financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three months ended
                                                             ----------------------------------------
                                                                March 29,                 March 30,
                                                                  1997                       1996
                                                             -------------              -------------
Cash Flows From Operating Activities:
Net loss                                                     $  (637,993)                $  (714,714)

Adjustments to reconcile loss from continuing operations
   to operating cash flows:
       Depreciation and amortization                              75,112                      63,700
       Gain on sale and leaseback of property and equipment       (1,626)                     (2,439)

   Changes in assets and liabilties:
       Accounts receivable                                        26,192                      41,912
       Inventories                                                79,444                     (82,054)
       Prepaid expenses and other                                 48,893                     (38,190)
       Accounts payable                                         (215,205)                    (18,547)
       Accrued payroll and payroll taxes                         (64,124)
       Unearned income                                             3,858
       Accrued liabilties                                        (33,633)                     (6,798)
                                                             -------------              -------------
      Net cash used in operating activities                     (719,082)                   (757,130)

   Cash flows from investing activities:
       Sales of marketable securities                                 --                      45,546
       Acquisition of property and equipment                     (24,046)                   (110,910)
       Purchases of other assets                                      --                     (14,571)
                                                             -------------              -------------
           Net cash used in investing activities                 (24,046)                    (79,935)

   Cash flows from financing activities:
       Payments on equipment line of credit                       (6,944)                         --
       Payments on capital lease obligations                     (51,493)                    (30,873)
       Proceeds from operating line of credit                    400,000
       Proceeds from exercise of common stock options
         and warrants                                                                         38,239
                                                             -------------              -------------
           Net cash provided by financing activities             341,563                       7,366

           Net decrease in cash and cash equivalents            (401,565)                   (829,699)

   Cash and cash equivalents, beginning of period              1,867,856                   3,180,872
                                                             -------------              -------------
   Cash and cash equivalents, end of period                 $  1,466,291                $  2,351,173
                                                            -------------               -------------
                                                            -------------               -------------
   Supplemental disclosure of cash flow information:
       Cash paid for:
           Interest                                            $  13,439                $     12,461
                                                            -------------               -------------
                                                            -------------               -------------
           Income taxes                                              456                         800
                                                            -------------               -------------
                                                            -------------               -------------

     The accompanying notes are an integral part of these financial statements.

                            MICROFIELD GRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters ended March 29, 1997 and March 30, 1996 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of December 28, 1996 is derived from the Company's Annual Report on From 10-KSB. The accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 28, 1996. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarter ended March 29, 1997 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

     The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's last fiscal year was the 52 weeks ended December 28, 1996. The Company's first fiscal quarters in fiscal 1997 and 1996 were the 13-week periods ended March 29, 1997, and March 30, 1996, respectively.


2.  RECENTLY ISSUED ACCOUNTING STANDARD

In March 1997, The FASB issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. SFAS replaces APB Opinion 15, EARNINGS PER SHARE, and simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. The impact of the SFAS 128 EPS calculation for the first quarter 1997 is not material.


3.  INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value, and consist of the following:

                                     March 29,       December 28,
                                       1997             1996
                                    ----------       ------------
      Raw materials                  $508,787           $554,713
      Work in process                      --                 --
      Finished goods                  409,462             442,980
                                    ----------       ------------
                                     $918,249            $997,693
                                    ----------       ------------
                                    ----------       ------------

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                          March 29,      December
                                           1997          28, 1996
                                          --------       ---------
          Machinery and equipment         $987,252        $738,431
          Furniture                             --              --
          Capitalized leased assets             --         224,775
                                          --------       ---------
                                           987,252         963,206
          Less accumulated depreciation
           and amortization                492,793         420,380
                                          --------       ---------
                                          $494,459        $542,826
                                          --------       ---------
                                          --------       ---------

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

     The Company's SoftBoard products are expected to provide the substantial majority of its sales for the foreseeable future. The Company's results will therefore depend on continued and increased market acceptance of these products and the Company's ability to modify them to meet the needs of its customers. Any reduction in demand for, or increasing competition with respect to, these products could have a material adverse effect on the Company's financial condition and results of operations.

     In September 1995, the Company entered into an exclusive distributorship agreement with Sord Computer Corporation, a subsidiary of Toshiba Corporation ("SORD") to market SoftBoards in Japan. The agreement with SORD extends the distributorship through June 30, 1997, and contains a minimum purchase commitment of approximately $1,000,000 over the twelve-month period beginning July 1, 1995. Sales to SORD were approximately 4% and 21% of total sales in the first quarter of 1997 and 1996 respectively.

     As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand varies and inventories are adjusted. The Company's results for the first quarter of 1997 were adversely affected by the decrease in sales to SORD.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the SoftBoard business for the periods indicated.


                                          FIRST           FIRST
                                         QUARTER         QUARTER
                                           1997            1996
                                         -------         -------
Sales                                       100 %           100 %
Cost of goods sold                           54              52
                                         -------         -------
Gross profit                                 46              48
Research and development expenses           (18)            (27)
Marketing and sales expenses                (64)            (59)
General and administrative expenses         (18)            (18)
                                         -------         -------
Loss from operations                        (54)            (56)
Other income (expense)                       --               4
                                         -------         -------
Loss before provision for income taxes      (54)            (52)
Provision for income taxes                   --              --
                                         -------         -------
Net loss                                    (54)%           (52)%
                                         -------         -------
                                         -------         -------


FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

     SALES. Sales decreased $168,000 (12%) to $1,185,000 in the first quarter of 1997 from $1,353,000 in the first quarter of 1996. The decrease resulted primarily from lower shipments to SORD in the first quarter of 1997 compared to the first quarter of 1996. Sales to all customers other than SORD increased by 6% quarter over quarter. SEE "OVERVIEW"

     GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 46% in the first quarter of 1997 from 48% in the first quarter of 1996. The decrease in gross margin was due primarily to lower absorption of manufacturing overhead during the quarter.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses decreased $150,000 (41%) to $219,000 in the first quarter of 1997 from $369,000 in the first quarter of 1995. Research and development expenses decreased as a percentage of sales to 18% in the first quarter of 1997 from 27% in the first quarter of 1996. The decrease was due primarily to the lower rate of spending on new product development in the first quarter of 1997 compared to the first quarter of 1996.

     MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $43,000 (5%) to $758,000 in the first quarter of 1997 from $801,000 in the first quarter of 1996. The decrease was due primarily to lower advertising expense, and to lower expenditures for outside sales travel. Marketing and sales expenses increased as a percentage of sales to 64% in the first quarter of 1997 from 59% in the first quarter of 1996. The Company plans to continue its efforts to build market and product awareness through advertising and attendance at industry trade shows.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $37,000 (15%) to $212,000 in the first quarter of 1997 from $249,000 in the first quarter of 1996. The decrease was due primarily to lower insurance costs and lower use of outside resources. These expenses were 18% of sales in both the first quarter of 1997 and the first quarter of 1996.

     OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Net interest income decreased $48,000 (96%) to $2,000 in the first quarter of 1997 from $50,000 in the first quarter of 1996. Net interest income decreased as a result of lower cash balances in the first quarter of 1997 compared to the first quarter of 1996.

     INCOME TAXES. The Company recorded losses from operations in the first quarters of 1997 and 1996. Accordingly, no provision for income taxes, other than minimum state taxes, was provided for in either of these periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and capital expenditures through the private and publi sale of equity securities, cash from operations, and borrowings under operating lines of credit. At March 29, 1997, the Company had working capital of approximately $2.3 million and its principal source of liquidity consisted of $1.5 million in cash and cash equivalents. Additionally, as of March 29, 1997, the Company had a $2,000,000 line of credit with its bank, which bears interest monthly at prime (8.5 % at March 29, 1997). At March 29, 1997 $400,000 was outstanding under the line of credit. Inventories decreased approximately $79,000 in the first quarter of 1997 as a result of lower purchases of raw materials. Prepaids decreased $49,000, primarily due to a decrease in deposits on leases and trade shows. Property and equipment, net of depreciation, decreased by $48,000 primarily due to low fixed asset purchases during the quarter offset by depreciation expense.

     The Company has no commitments for capital expenditures in material amounts.

     The Company believes its existing cash and cash equivalents, cash available under its operating line of credit, and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                        PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibit filed as part of this report is listed below:

             Exhibit No.
             -----------
                11        Statement regarding computation of per share earnings
                27        Financial data schedule

       (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 29, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May   , 1997
             --

                                   MICROFIELD GRAPHICS, INC.

                                   By:
                                      ---------------------------------
                                   John B. Conroy
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   By:
                                      ---------------------------------
                                   Randall R. Reed
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May   , 1997
             --

                                   MICROFIELD GRAPHICS, INC.

                                   By: /s/ John B. Conroy
                                      ---------------------------------
                                   John B. Conroy
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   By: /s/ Randall R. Reed
                                      ---------------------------------
                                   Randall R. Reed
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)