Form 10QSB
period 1997-06-28
MICROFIELD GRAPHICS INC /OR
filed 1997-08-11
CIK 944947

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                     FORM 1O-QSB



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 28, 1997

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X]    No [   ]

The number of shares outstanding of the Registrant's Common Stock as of July 31, 1997 was 3,195,575 shares.


Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                              MICROFIELD GRAPHICS, INC.

                                     FORM 10-QSB

                                        INDEX

PART I    FINANCIAL INFORMATION                                             PAGE

    Item 1.   Financial Statements

              Consolidated Balance Sheet - June 28, 1997
              and December 28, 1996                                         3

              Consolidated Statement of Operations -Three and
              Six Months Ended June 28, 1997 and June 29, 1996              4

              Consolidated Statement of Cash Flows -Six Months
              Ended June 28, 1997 and June 29, 1996                         5

              Notes to Consolidated Financial Statements                    6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7


PART II    OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders          11

    Item 6.   Exhibits and Reports on Form 8-K                             11

                              MICROFIELD GRAPHICS, INC.

                              CONSOLIDATED BALANCE SHEET


                                                  June 28,    December 28,
                                                    1997           1996
                                                -----------   ------------
Current assets:
 Cash and cash equivalents                     $  1,366,404  $   1,867,856
 Accounts receivable, net of allowances
   of $24,680 and $45,648                           757,070        777,807
 Inventories (Note 3)                               602,803        997,693
 Prepaid expenses and other                         184,294        248,875
                                                -----------   ------------
   Total current assets                           2,910,571      3,892,231

Property and equipment, net (Note 4)                455,839        542,826
Other assets                                         81,321         86,720
                                                -----------   ------------
                                               $  3,447,731  $   4,521,777
                                                -----------   ------------
                                                -----------   ------------

Current liabilities:
 Current portion of debt                       $    583,328  $     119,537
 Accounts payable                                   205,374        399,011
 Accrued payroll and payroll taxes                   94,272        209,697
 Unearned income                                     62,109         60,803
 Accrued liabilities                                254,678        183,420
                                                -----------   ------------
   Total current liabilities                      1,199,761        972,468

Long-term debt, net of current portion              131,950        181,956
                                                -----------   ------------
                                                  1,331,711      1,154,424


Shareholders' equity:
 Common stock, no par value, 25,000,000 shares
  authorized, 3,195,575 and 3,195,575 shares
  issued and outstanding                         12,152,781     12,152,781
Accumulated deficit                             (10,036,761)    (8,785,428)
                                                -----------   ------------
   Total shareholders' equity                     2,116,020      3,367,353
                                                -----------   ------------

                                               $  3,447,731  $   4,521,777
                                                -----------   ------------
                                                -----------   ------------




The accompanying notes are an integral part of these consolidated financial statements.


                                                          MICROFIELD GRAPHICS, INC.

                                                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Three months ended              Six months ended
                                               June 28,       June 29,          June 28,      June 29,
                                                 1997           1996              1997          1996
                                            -----------   ------------      ------------   ------------

Sales                                     $  1,182,739      1,772,547     $   2,368,106      3,125,896
Cost of goods sold                             668,198        835,871         1,308,759      1,538,686
                                           -----------   ------------      ------------   ------------
 Gross profit                                  514,541        936,676         1,059,347      1,587,210

Operating expenses
 Research and development                      210,091        377,348           428,978        745,802
 Marketing and sales                           660,713        878,501         1,418,778      1,679,829
 General and administrative                    253,782        273,047           465,589        522,277
                                           -----------   ------------      ------------   ------------
                                             1,124,586      1,528,896         2,313,345      2,947,908
                                           -----------   ------------      ------------   ------------

Loss from operations                          (610,045)      (592,220)       (1,253,998)    (1,360,698)

Other income (expense)
 Interest income (expense), net                 (2,847)        35,167            (1,112)        85,472
 Other income, net                                  --          2,981             4,682          7,240
                                           -----------   ------------      ------------   ------------

Loss before provision for income taxes        (612,892)      (554,072)       (1,250,428)    (1,267,986)

Provision for income taxes                         800             --             1,256            800
                                           -----------   ------------      ------------   ------------
                                           -----------   ------------      ------------   ------------

Net loss                                  $   (613,692)      (554,072)    $  (1,251,684)    (1,268,786)
                                           -----------   ------------      ------------   ------------
                                           -----------   ------------      ------------   ------------

Net loss per share                        $       (.19)          (.17)    $        (.39)          (.40)
                                           -----------   ------------      ------------   ------------
                                           -----------   ------------      ------------   ------------

Shares used in per share calculations        3,195,575      3,168,394         3,195,575      3,160,360
                                           -----------   ------------      ------------   ------------
                                           -----------   ------------      ------------   ------------





The accompanying notes are an integral part of these consolidated financial statements.


                                                          MICROFIELD GRAPHICS, INC.

                                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           Six months ended
                                                                    --------------------------------
                                                                       June 28,           June 29,
                                                                         1997               1996
                                                                    ------------        ------------
Cash Flows From Operating Activities:
Net loss                                                          $  (1,251,684)      $  (1,268,786)

Adjustments to reconcile net loss to net cash
 used operating activities:
  Depreciation and amortization                                         132,817             129,400
  Gain on sale and leaseback of property and equipment                   (1,626)             (4,065)

Changes in assets and liabilties:
 Accounts receivable                                                     20,737            (326,931)
 Inventories                                                            394,890              57,352
 Prepaid expenses and other                                              64,581             (30,696)
 Accounts payable                                                      (193,637)           (208,956)
 Accrued payroll and payroll taxes                                     (115,425)           --
 Unearned income                                                          1,306            --
 Accrued liabilties                                                      72,884              89,414
                                                                   ------------        ------------
   Net cash used in operating activities                               (875,157)         (1,563,268)

Cash flows from investing activities:
 Investments in marketable securities                                  --                 1,564,002
 Acquisition of property and equipment                                  (40,431)           (182,881)
 Purchases of other assets                                             --                   (16,221)
                                                                   ------------        ------------
   Net cash provided by(used in) investing activities                   (40,431)          1,364,900

Cash flows from financing activities:
 Payments on equipment line of credit                                   (34,720)           --
 Payments on capital lease obligations                                  (51,493)            (63,846)
 Proceeds from operating line of credit                                 500,000            --
 Proceeds from exercise of common stock options
   and warrants                                                        --                    77,641
 Adjustments to common stock                                                349            --
                                                                   ------------        ------------
   Net cash provided by financing activities                            414,136              13,795

   Net decrease in cash and cash equivalents                           (501,452)           (184,573)

Cash and cash equivalents, beginning of period                        1,867,856           3,180,872
                                                                   ------------        ------------
Cash and cash equivalents, end of period                          $   1,366,404       $   2,996,299
                                                                   ------------        ------------
                                                                   ------------        ------------

Supplemental disclosure of cash flow information:
 Cash paid for:
   Interest                                                       $      26,706              23,531
                                                                   ------------        ------------
                                                                   ------------        ------------
   Income taxes                                                           1,256                 800
                                                                   ------------        ------------
                                                                   ------------        ------------



The accompanying notes are an integral part of these consolidated financial statements.

                              MICROFIELD GRAPHICS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters and the six months ended June 28, 1997 and June 29, 1996 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of December 28, 1996 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 28, 1996. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarters and the six months ended June 28, 1997 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

    The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 53-week period ended January 3, 1998. The Company's last fiscal year was the 52-week period ended December 28, 1996. The Company's second fiscal quarters in fiscal 1997 and 1996 were the 13-week periods ended June 28, 1997 and June 29, 1996, respectively.


2.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 128, EARNINGS PER SHARE (SFAS 128) which changes the standards for computing and presenting earnings per share and supercedes Accounting Principles Board Opinion No. 15 EARNINGS PER SHARE. The FASB also issued SFAS 129 DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. Both of these are effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the adoption of these to have a material impact on the Company's financial condition or results of operations.

    In June 1997, the FASB issued SFAS 130 Reporting Comprehensive Income which establishes requirements for disclosure of comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

3.  INVENTORIES


    Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:

                                        June 28,           December 28,
                                          1997                 1996
                                      ------------         ---------------
              Raw materials            $416,371              $554,713
              Finished goods            186,432               442,980
                                      ------------         ---------------
                                      ------------         ---------------

                                        $602,803              $997,693
                                      ------------         ---------------
                                      ------------         ---------------


4. PROPERTY AND EQUIPMENT



                                                 June 28,     December 28,
                                                  1997           1996
                                              -------------  --------------

              Machinery and equipment          $1,003,638       $738,431
              Capitalized leased assets            --            224,775
                                              -------------  --------------
                                                1,003,638        963,206
              Less accumulated depreciation
              and amortization                    547,799        420,380
                                              -------------  -------------

                                               $  455,839       $542,826
                                              ------------   -------------
                                              ------------   -------------

5. SUBSEQUENT EVENTS


    On July 14, 1997 the Company entered into a General Purchase and
Development Agreement with Minnesota Mining and Manufacturing Company (3M), through which 3M will globally market advanced versions of the Company's SoftBoard family of products. Under the terms of the two year agreement, the Company will develop specialized versions of the SoftBoard product line for 3M. Shipments from the Company to 3M are scheduled to begin in the fourth quarter of 1997, with shipments of approximately $1.7 million scheduled for the first quarter of 1998.



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

    The Company's results of operations will depend on continued and increased market acceptance of its SoftBoard products and the Company's ability to modify them to meet the needs of its customers. Any reduction in demand for, or increasing competition with respect to, these products could have a material adverse effect on the Company's financial condition and results of operations.

    In November 1994, the Company entered into an exclusive distributorship agreement with Sord Computer Corporation, a subsidiary of Toshiba Corporation ("SORD") to market SoftBoards in Japan. In September 1995, the agreement with SORD was extended through June 30, 1997, and contained a minimum purchase commitment of approximately $1,000,000 over the twelve-month period beginning July 1, 1995. The Company is currently in discussions with SORD regarding the relationship in future periods. In the second quarter of 1997 and 1996, approximately 2% and 20%, respectively, of the Company's sales were attributable to SORD. For the six month periods ended June 28, 1997 and June 29, 1996 approximately 3% and 20%, respectively, of the Company's sales were attributable to SORD.

    As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand varies and inventories are adjusted. The Company's results for the first six months of 1997 were adversely affected by the decrease in sales to SORD.



RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the SoftBoard Business for the periods indicated.


                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                -------------------------     -------------------------
                                                 JUNE 28,       JUNE 29,       JUNE 28,       JUNE 29,
                                                   1997           1996           1997           1996
                                                ----------     ----------     ----------     ----------
  Sales                                              100  %         100  %         100  %         100  %
  Cost of goods sold                                  56             47             55             49
                                                ----------     ----------     ----------     ----------
   Gross profit                                       44             53             45             51
  Research and development expenses                  (18)           (21)           (18)           (24)
  Marketing and sales expenses                       (56)           (50)           (60)           (54)
  General and administrative expenses                (22)           (15)           (20)           (17)
                                                ----------     ----------     ----------     ----------
   Loss from operations                              (52)           (33)           (53)           (44)
  Other income (expense)                              --              2             --              3
                                                ----------     ----------     ----------     ----------
    Loss before provision for income taxes           (52)           (31)           (53)           (41)
  Provision for income taxes                          --             --             --             --
                                                ----------     ----------     ----------     ----------
  Net loss                                           (52) %         (31) %         (53) %         (41) %
                                                ----------     ----------     ----------     ----------
                                                ----------     ----------     ----------     ----------



SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 1996

    SALES. Sales decreased $590,000 (33%) to $1,183,000 in the second quarter of 1997 from $1,773,000 in the second quarter of 1996. Sales decreased $758,000 (24%) to $2,368,000 in the first six months of 1997 from $3,126,000 in the first six months of 1996. The decreases resulted primarily from lower sales to SORD during the quarter and the first six months of this year. SEE OVERVIEW.

    GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 44% in the second quarter of 1997 from 53% in the second quarter of 1996. The Company's gross margin also decreased to 45% in the first six months of 1997 from 51% in the first six months of 1996. The decline in gross margins was due primarily to lower production levels which resulted in less absorption of manufacturing overhead during the quarter.




    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses decreased $167,000 (44%) to $210,000 in the second quarter of 1997 from $377,000 in the second quarter of 1996. These expenses decreased $317,000 (42%) to $429,000 in the first six months of 1997 from $746,000 in the first six months of 1996. Research and development expenses decreased as a percentage of sales to 18% in the first six months of 1997 from 24% in the first six months of 1996. The decrease was due primarily to the lower rate of spending on new product development in the second quarter of 1997 compared to the second quarter of 1996.


    MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $218,000 (25%) to $661,000 in the second quarter of 1997 from $879,000 in the second quarter of 1996. These expenses decreased $261,000 (16%) to $1,419,000 in the first six months of 1997 from $1,680,000 in the first six months of 1996. The decrease was due primarily to a shift in the Company's sales channel strategy. The decrease was also affected by a redistribution and consolidation of a number of the marketing functions, refocused trade show expenditures, a shift in advertising strategy, and lower sales commissions. Marketing and sales expenses increased as a percentage of sales to 60% in the first six months of 1997 from 54% in the first six months of 1996 primarily due to the lower sales volume.


    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $19,000 (7%) to $254,000 in the second quarter of 1997 from $273,000 in the second quarter of 1996. These expenses decreased $56,000 (11%) to $466,000 in the first six months of 1997 from $522,000 in the first six months of 1996. The decrease was due primarily to a reduction in Directors and Officers liability insurance premiums and to lower use of outside services. General and administrative expenses increased as a percentage of sales to 20% in the first six months of 1997 from 17% in the first six months of 1996 primarily due to the lower sales volume.


    OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other expense, net was ($3,000) in the second quarter of 1997 compared to $38,000 of other income, net in the second quarter of 1996. Other income, net was $4,000 in the first six months of 1997 compared to $93,000 of other income, net in the first six months of 1996. Net interest income decreased as a result of lower cash balances in the first six months of 1997 compared to the first six months of 1996.


    INCOME TAXES. The Company recorded losses from operations in the second quarters of 1997 and 1996. Accordingly, no provision for income taxes, other than minimum state taxes, was provided for in either of these periods.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and capital expenditures through the private and public sale of equity securities, cash from operations, and borrowings under operating lines of credit. At June 28, 1997, the Company had working capital of approximately $1.7 million and its principal source of liquidity consisted of approximately $1.4 million in cash and cash equivalents. Additionally, as of June 28, 1997, the Company had a $2,000,000 line of credit with its bank, which bears interest monthly at prime (8.5 % at June 28, 1997). At June 28, 1997 $500,000 was outstanding under the line of credit. Inventories decreased approximately $395,000 in the first six months of 1997 as a result of lower purchases of raw materials.

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

                             PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting was held on June 3, 1997 at which the actions below were taken. At June 3, 1997, 3,195,575 shares of Common Stock were issued and outstanding.

         1. The following three nominees for directors to the Board of Directors of the Company, all of whom were existing directors and together constituted all of the directors of the issuer, received the following number of votes and were properly elected to the Board of
         Directors: John B. Conroy ( 2,875,288 shares for and 78,935 shares withheld), Samuel W. Mallicoat ( 2,855,835 shares for and 90,843 shares withheld), and William P. Cargile ( 2,767,743 shares for and 71,390 shares withheld).

         2. A majority of the votes cast approved the amendment of the Company's 1995 Stock Incentive Plan to increase the aggregate number of shares of Common Stock that may be issued thereunder to a total of 550,000 shares ( 1,322,834 Common shares were voted in favor, 125,744 Common shares were voted in opposition, 6,995 Common shares abstaining, with 1,419,105 broker nonvotes).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibit filed as part of this report is listed below:

                  Exhibit No.
                  -----------
                      11         Statement regarding computation of per share
                                 earnings
                      27         Financial data schedule

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 28, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August __, 1997

                                  MICROFIELD GRAPHICS, INC.

                                  By:/s/JOHN B. CONROY
                                        --------------
                                  John B. Conroy
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  By:/S/RANDALL R. REED
                                        ---------------
                                  Randall R. Reed
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)