Form 10QSB
period 1997-09-27
MICROFIELD GRAPHICS INC /OR
filed 1997-11-10
CIK 944947

--------------------------------------------------------------------------------
                                                                          Page 1
--------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                     FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 27, 1997

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

The number of shares outstanding of the Registrant's Common Stock as of October 31, 1997 was 3,202,359 shares.


Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

--------------------------------------------------------------------------------
                                                                          Page 2
--------------------------------------------------------------------------------

                              MICROFIELD GRAPHICS, INC.

                                     FORM 10-QSB

                                        INDEX

PART I    FINANCIAL INFORMATION                                   PAGE

    Item 1.   Financial Statements

              Consolidated Balance Sheet - September 27, 1997
              and December 28, 1996                                    3

              Consolidated Statement of Operations -Three and
              Nine Months Ended September 27, 1997 and
              September 28, 1996                                       4

              Consolidated Statement of Cash Flows -Nine Months
              Ended September 27, 1997 and September 28, 1996          5

              Notes to Consolidated Financial Statements               6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      7


PART II    OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                        11

--------------------------------------------------------------------------------
                                                                          Page 3
--------------------------------------------------------------------------------

                              MICROFIELD GRAPHICS, INC.

                              CONSOLIDATED BALANCE SHEET



                                                               September 27,      December 28,
                                                                    1997              1996
                                                               --------------    --------------
Current assets:
  Cash and cash equivalents                                  $    1,220,964    $    1,867,856
  Accounts receivable, net of allowances
    of $26,262 and $45,648                                          959,931           777,807
  Inventories (Note 3)                                              615,849           997,693
  Prepaid expenses and other                                        213,240           248,875
                                                               --------------    --------------
     Total current assets                                         3,009,984         3,892,231

  Property and equipment, net (Note 4)                              406,963           542,826
  Other assets                                                       78,621            86,720
                                                               --------------    --------------
                                                             $    3,495,568    $    4,521,777
                                                               --------------    --------------
                                                               --------------    --------------
Current liabilities:
  Note Payable                                               $      700,000    $
  Current portion of long-term debt                                  83,328           119,537
  Accounts payable                                                  483,092           399,011
  Accrued payroll and payroll taxes                                  64,900           209,697
  Unearned income                                                    60,881            60,803
  Accrued liabilities                                               301,890           183,420
                                                               --------------    --------------
     Total current liabilities                                    1,694,091           972,468

  Long-term debt, net of current portion                            111,116           181,956
                                                               --------------    --------------
                                                                  1,805,207         1,154,424


Shareholders' equity:
  Common stock, no par value, 25,000,000

    authorized, 3,198,745 and 3,195,575 shares
    issued and outstanding                                       12,157,132        12,152,781
  Accumulated deficit                                          (10,466,771)       (8,785,428)
                                                               --------------    --------------
     Total shareholders' equity                                   1,690,361         3,367,353
                                                               --------------    --------------

                                                             $    3,495,568    $    4,521,777
                                                               --------------    --------------
                                                               --------------    --------------



              The accompanying notes are an integral part of
                 these consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 4
--------------------------------------------------------------------------------

                              MICROFIELD GRAPHICS, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                           Three months ended            Nine months ended
                                                        September      September    September 27,  September 28,
                                                           1997           1996          1997            1996
                                                      -------------  -------------  -------------  -------------
Sales                                                $  1,556,294      1,662,607   $  3,924,400      4,788,503
Cost of goods sold                                        747,770        828,474      2,056,529      2,367,160
                                                      -------------  -------------  -------------  -------------
 Gross profit                                             808,524        834,133      1,867,871      2,421,343
                                                      -------------  -------------  -------------  -------------

Operating expenses
 Research and development                                 326,801        302,675        755,779      1,048,477
 Marketing and sales                                      671,684        793,957      2,090,462      2,473,787
 General and administrative                               229,106        222,954        694,695        745,231
                                                      -------------  -------------  -------------  -------------
                                                        1,227,591      1,319,586      3,540,936      4,267,495
                                                      -------------  -------------  -------------  -------------

Loss from operations                                    (419,067)      (485,453)    (1,673,065)    (1,846,152)

Other income (expense)
 Interest income (expense), net                           (9,531)         29,625       (10,643)        115,098
 Other income, net                                             --         12,983          4,683         20,223
                                                      -------------  -------------  -------------  -------------

Loss before provision for income taxes                  (428,598)      (442,845)    (1,679,025)    (1,710,831)

Provision for income taxes                                  1,061            476          2,317          1,276
                                                      -------------  -------------  -------------  -------------

Net loss                                            $   (429,659)      (443,321)  $ (1,681,342)    (1,712,107)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Net loss per share                                  $       (.13)          (.14)  $       (.53)          (.54)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Shares used in per share calculations                   3,196,794      3,191,589      3,195,981      3,170,770
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------





                    The accompanying notes are an integral part of
                       these consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 4
--------------------------------------------------------------------------------

                              MICROFIELD GRAPHICS, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Nine months ended
                                                               September 27,       September 28,
                                                                   1997                1996
                                                              --------------      --------------
Cash Flows From Operating Activities:
Net loss                                                    $  (1,681,342)      $  (1,712,107)

Adjustments to reconcile net loss to net cash
 used operating activities:
  Depreciation and amortization                                    190,522             219,090
  Gain on sale and leaseback of property and equipment             (1,626)             (6,504)

 Changes in assets and liabilties:
  Accounts receivable                                            (182,124)            (54,308)
  Inventories                                                      381,844            (81,235)
  Prepaid expenses and other                                        35,635             (2,945)
  Accounts payable                                                  84,081           (141,310)
  Accrued payroll and payroll taxes                              (144,797)              --
  Unearned income                                                       78              --
  Accrued liabilties                                               120,096             126,091
                                                              --------------      --------------
    Net cash used in operating activities                      (1,197,633)         (1,653,228)
                                                              --------------      --------------

Cash flows from investing activities:
  Investments in marketable securities                              --               1,564,002
  Acquisition of property and equipment                           (46,561)           (451,575)
  Purchases of other assets                                         --                (16,221)
                                                              --------------      --------------
    Net cash provided by(used in) investing activities            (46,561)           1,096,206
                                                              --------------      --------------

Cash flows from financing activities:
  Payments on equipment line of credit                            (55,552)              --
  Payments on capital lease obligations                           (51,493)            (99,051)
  Proceeds from operating line of credit                           700,000              --
  Proceeds from exercise of common stock options
   and warrants                                                      4,347              78,936
                                                              --------------      --------------
    Net cash provided by financing activities                      597,302            (20,115)
                                                              --------------      --------------

    Net decrease in cash and cash equivalents                    (646,892)           (577,137)

Cash and cash equivalents, beginning of period                   1,867,856           3,180,872
                                                              --------------      --------------
Cash and cash equivalents, end of period                    $    1,220,964      $    2,603,735
                                                              --------------      --------------
                                                              --------------      --------------
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                $                   $       31,547
                                                              --------------      --------------
                                                              --------------      --------------
    Income taxes                                            $  (1,268,786)      $        1,276
                                                              --------------      --------------
                                                              --------------      --------------



                 The accompanying notes are an integral part of these
                          consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 7
--------------------------------------------------------------------------------


                              MICROFIELD GRAPHICS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the Company) for the quarters and the nine months ended September 27, 1997 and September 28, 1996 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of December 28, 1996 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 28, 1996. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarter and the nine months ended September 27, 1997 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

    The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 53-week period ended January 3, 1998. The Company's last fiscal year was the 52-week period ended December 28, 1996. The Company's third fiscal quarters in fiscal 1997 and 1996 were the 13-week periods ended September 27, 1997 and September 28, 1996, respectively.


2.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 128, EARNINGS PER SHARE which changes the standards for computing and presenting earnings per share and supercedes Accounting Principles Board Opinion No. 15 EARNINGS PER SHARE. The FASB also issued SFAS 129 DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. Both of these statements are effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the adoption of these to have a material impact on the Company's financial condition or results of operations.

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

--------------------------------------------------------------------------------
                                                                          Page 8
--------------------------------------------------------------------------------

3.  INVENTORIES


    Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:

                                                  September,    December 28,
                                                      27,           1996
                                                     1997
                                                  ----------    ------------
               Raw materials                       $521,892       $554,713
               Finished goods                        93,957        442,980
                                                  ----------    ------------
                                                   $615,849       $997,693
                                                  ----------    ------------
                                                  ----------    ------------

4. PROPERTY AND EQUIPMENT


                                                  September,    December 28,
                                                      27,          1996
                                                     1997
                                                  ----------    ------------
               Machinery and equipment           $1,009,768       $738,431
               Capitalized leased assets              --           224,775
                                                  ----------    ------------
                                                  1,009,768        963,206
               Less accumulated depreciation
               and amortization                     602,805        420,380
                                                  ----------    ------------

                                                 $  406,963       $542,826
                                                  ----------    ------------
                                                  ----------    ------------




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

--------------------------------------------------------------------------------
                                                                          Page 9
--------------------------------------------------------------------------------

    In July of 1997 the Company entered into a General Purchase and Development Agreement with Minnesota Mining and Manufacturing Company (3M), through which 3M will globally market advanced versions of the Company's SoftBoard family of products. Under the terms of the two year agreement, the Company will develop specialized versions of the SoftBoard product line exclusively for 3M.
Shipments from the Company to 3M are scheduled to begin in the fourth quarter of 1997, with shipments of approximately $1.7 million scheduled for the first quarter of 1998.

    In the third quarter of 1997 and 1996, approximately 6% and 12%, respectively, of the Company's sales were attributable to the Company's Japanese distributor, Sord Computer Corporation (SORD), a subsidiary of Toshiba Corporation. For the nine month periods ended September 27, 1997 and September 28, 1996 approximately 4% and 18%, respectively, of the Company's sales were attributable to SORD. The Company's agreement with SORD for exclusive distribution of SoftBoard products in Japan, expired in June of 1997. As of September 27, 1997, the agreement has not been renewed.

    As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand varies and inventories are adjusted. The Company's results for the first nine months of 1997 were adversely affected by the decrease in sales to SORD.



RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of sales, certain consolidated statement of operations data for the periods indicated.


                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 ----------------------    ---------------------
                                                  SEPT. 27,   SEPT. 28,    SEPT. 27,   SEPT. 28,
                                                    1997         1996         1997        1996
                                                 ----------   ---------    ---------   ---------
    Sales                                            100  %      100   %      100  %      100   %
    Cost of goods sold                                48          50           52          49
                                                 ----------   ---------    ---------   ---------
       Gross profit                                   52          50           48          51
    Research and development                         (21)        (18)         (19)        (22)
    expenses
    Marketing and sales expenses                     (43)        (48)         (53)        (52)
    General and administrative                       (15)        (13)         (18)        (16)
    expenses
                                                 ----------   ---------    ---------   ---------
       Loss from operations                          (27)        (29)         (43)        (39)
    Other income (expense)                            (1)          2            --          3
                                                 ----------   ---------    ---------   ---------
       Loss before provision for                     (28)        (27)         (43)        (36)
    income taxes
    Provision for income taxes                         --         --            --          --
                                                 ----------   ---------    ---------   ---------
    Net loss                                         (28)  %     (27)   %     (43)  %     (36)   %
                                                 ----------   ---------    ---------   ---------
                                                 ----------   ---------    ---------   ---------



THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 1996

    SALES. Sales decreased $107,000 (7%) to $1,556,000 in the third quarter of 1997 from $1,663,000 in the third quarter of 1996. Sales decreased $864,000 (18%) to $3,924,000 in the first nine months of 1997 from $4,788,000 in the first nine months of 1996. The decreases resulted primarily from lower sales to SORD during the quarter and the first nine months of this year. SEE OVERVIEW.

--------------------------------------------------------------------------------
                                                                         Page 10
--------------------------------------------------------------------------------

    GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 52% in the third quarter of 1997 from 50% in the third quarter of 1996 due primarily to higher production levels, and to non-recurring engineering costs billed to 3M. The Company's gross margin decreased to 48% in the first nine months of 1997 from 51% in the first nine months of 1996. The decline in gross margin for the nine months was due primarily to lower production levels which resulted in less absorption of manufacturing overhead.


    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses increased $24,000 (8%) to $327,000 in the third quarter of 1997 from $303,000 in the third quarter of 1996 due primarily to 3M software development costs incurred during the quarter. These expenses decreased $292,000 (28%) to $756,000 in the first nine months of 1997 from $1,048,000 in the first nine months of 1996. Research and development expenses decreased as a percentage of sales to 19% in the first nine months of 1997 from 22% in the first nine months of 1996. The decrease for the nine month period was due primarily to the lower rate of spending on new product development in 1997 compared to 1996.


    MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $122,000 (15%) to $672,000 in the third quarter of 1997 from $794,000 in the third quarter of 1996. These expenses decreased $384,000 (16%) to $2,090,000 in the first nine months of 1997 from $2,474,000 in the first nine months of 1996. The decrease was due primarily to a shift in the Company's sales channel strategy. The decrease was also affected by a redistribution and consolidation of a number of the marketing functions, lower trade show expenditures, a shift in advertising strategy, and lower sales commissions. Despite lower expense levels, marketing and sales expenses increased as a percentage of sales to 53% in the first nine months of 1997 from 52% in the first nine months of 1996 primarily due to the lower sales volume in 1997.


    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $6,000 (3%) to $229,000 in the third quarter of 1997 from $223,000 in the third quarter of 1996 due primarily to legal fees incurred as a result of the 3M contract. These expenses decreased $50,000 (7%) to $695,000 in the first nine months of 1997 from $745,000 in the first nine months of 1996. The decrease was due primarily to a reduction in Directors and Officers liability insurance premiums and to lower use of outside services. General and administrative expenses increased as a percentage of sales to 18% in the first nine months of 1997 from 16% in the first nine months of 1996 primarily due to the lower sales volume.


    OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other expense, net was ($10,000) in the third quarter of 1997 compared to $43,000 of other income, net in the third quarter of 1996. Other expense, net was $(6,000) in the first nine months of 1997 compared to $135,000 of other income, net in the first nine months of 1996. This decrease in other income (expense), net was due primarily to the lower cash balances in the first nine months of 1997 compared to the first nine months of 1996, and to the fact that the Company has been borrowing funds under its operating line of credit during 1997.


    INCOME TAXES. The Company recorded losses from operations in the third quarters of 1997 and 1996. Accordingly, no provision for income taxes, other than minimum state taxes, was provided for in either of these periods.

--------------------------------------------------------------------------------
                                                                         Page 11
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and capital expenditures through the private and public sale of equity securities, cash from operations, and borrowings under operating lines of credit. At September 27, 1997, the Company had working capital of approximately $1.3 million and its principal source of liquidity consisted of approximately $1.2 million in cash and cash equivalents. Additionally, as of September 27, 1997, the Company had a $2,000,000 line of credit with its bank, which bears interest monthly at prime (8.5 % at September 27, 1997). At September 27, 1997 $700,000 was outstanding under the line of credit. Inventories decreased approximately $381,000 in the first nine months of 1997 as a result of lower purchases of raw materials and lower production levels.

    The Company has no commitments for capital expenditures in material amounts.

    The Company believes its existing cash and cash equivalents, cash available under its operating line of credit, and cash from operations will be sufficient to fund its operations for at least the next 12 months.

--------------------------------------------------------------------------------
                                                                         Page 12
--------------------------------------------------------------------------------


                             PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The exhibit filed as part of this report is listed below:

         EXHIBIT NO.
         -----------
             10.9**     General Purchase and Development Agreement dated
                         July 14, 1997 between the Registrant and 3M Company
             27         Financial data schedule

    (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 28, 1997.

















** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

--------------------------------------------------------------------------------
                                                                         Page 13
--------------------------------------------------------------------------------

                                      SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November __, 1997

                                  MICROFIELD GRAPHICS, INC.

                                  By:
                                     -------------------------------------
                                  John B. Conroy
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  By:
                                      -------------------------------------
                                  Randall R. Reed
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting
                                  Officer)

--------------------------------------------------------------------------------
                                                                         Page 14
--------------------------------------------------------------------------------



                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November __, 1997

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