Form 10KSB
period 1998-01-03
MICROFIELD GRAPHICS INC /OR
filed 1998-03-18
CIK 944947

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549

                                    FORM 1O-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended January, 3 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                          Commission File Number : 0-26226

                             MICROFIELD GRAPHICS, INC.
                   (Name of small business issuer in its charter)
               OREGON                                    93-0935149
   (State or other jurisdiction                      (I. R. S. Employer
   of incorporation or organization)                  Identification No.)

                                7216 SW DURHAM ROAD
                               PORTLAND, OREGON 97224
                (Address of principal executive offices and zip code)
                                   (503) 620-4000
                             (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:   NONE
           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                    COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes [ X ]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year were $ 5,618,330.

The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 1998 was $16,887,906, computed by reference to the average bid and asked prices as reported on the Nasdaq SmallCap Market.

The number of shares outstanding of the Registrants Common Stock as of February 28, 1998 was 3,228,944 shares.

The index to exhibits appears on page 15 of this document.

                        DOCUMENTS INCORPORATED BY REFERENCE
The issuer has incorporated into Part III of Form 10-KSB, by reference, portions of its Proxy Statement dated April 1, 1998.

Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                              MICROFIELD GRAPHICS, INC.
                                 FORM 10-KSB  INDEX


                                        PART I
                                                                      Page
                                                                      ----
Item 1.      Description of Business                                    3

Item 2.      Description of Property                                    8

Item 3.      Legal Proceedings                                          8

Item 4.      Submission of Matters to a Vote of Security Holders        8


                                    PART II

Item 5.      Market for Common Equity and Related Stockholder
             Matters                                                    9

Item 6.      Management's Discussion and Analysis of Financial
             Condition or Plan of Operation                             9

Item 7.      Financial Statements                                      14

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                    14

                                    PART III

Item 9.      Directors, Executive Officers, Promoters
             and Control Persons; Compliance with Section 16(a)
             of the Exchange Act                                       14

Item 10.     Executive Compensation                                    15

Item 11.     Security Ownership of Certain Beneficial Owners
             and Management                                            15

Item 12.     Certain Relationships and Related Transactions            15

Item 13.     Exhibits and Reports on Form 8-K                          16

                                        PART I

ITEM 1.  BUSINESS

INTRODUCTION

Microfield Graphics, Inc. (the "Company") develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The principal purpose of these products is to make meetings more productive and cost effective by capturing ideas from all meeting members (whether they are located locally or linked remotely through a computer and an audio hookup) and making the information available to all of the linked systems, where everyone involved can see and interact with the information produced and presented. The Company's product lines incorporate a series of digital whiteboards and digital whiteboard rear projection systems under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers over standard telephone lines, networks and the Internet.

The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 7216 SW Durham Road, Portland, OR 97224.


PRODUCTS

The Company produces three Series 200 SoftBoard models: a wall-mounted SoftBoard (Model 201), a mobile SoftBoard on casters (Model 203) and a smaller SoftBoard designed for personal offices or cubicles (Model 205). Each SoftBoard can be purchased for use with either an IBM-compatible personal computer (PC) or a Macintosh computer. Each SoftBoard includes the Company's proprietary bundled application software that stores the information written on SoftBoard in a computer file and provides capabilities for playback, printing, distribution and use in other applications. The playback feature uses a VCR-like interface and allows the user to review information recorded on the SoftBoard, stroke-by-stroke, page-by-page, or to move rapidly between multiple pages of a session. The writing surface of each SoftBoard is high-quality, porcelain-on-steel.

The System 400 product integrates a SoftBoard into a rear-projection system. In this application the porcelain-on-steel SoftBoard writing surface is replaced with a translucent writing surface. Inside this self contained-unit an LCD projector projects the output of a connected PC onto the rear surface of the SoftBoard. Pen strokes on the SoftBoard surface (using an electronic pen) are then captured and transmitted through the PC to the LCD projector and then back up onto the rear of the SoftBoard surface, in electronic ink. The electronic pen also acts as a mouse and allows the user to interact with the software that is displayed on the SoftBoard surface. This product creates a room-sized interactive computer screen allowing a user to combine information already in a computer file with new information created during a collaborative session. This can be accomplished with a computer hooked up directly in the room, with a computer somewhere else on the network, or over the Internet with one or more remote sites. The System 400 enhances both single-site and multiple-site meetings due to the interactivity of the rear-projection system. The System 400 allows groups of people either in one location or in multiple locations to view the information in a room-sized setting and to interact with the information in the computer file in all locations.

The System 300 product is aimed at the market that wants the interactivity that the SoftBoard input technology offers, in the customer's rear projection application. The System 300 is a Model 201 SoftBoard with a translucent writing surface in place of a porcelain writing surface. Typically, the customer has a dedicated room outfitted with a very high end, very high resolution projector. The System 300 is either built into a false wall, behind which the projector is placed, or is designed into a custom built cabinet that also houses the projector. The System 300 is then used in the same manner as the System 400.

Both the System 300 and System 400 products allow a roomful of people to be involved in a group working session where remote collaboration is needed and a computer is running Windows and any Windows conferencing applications such as ProShare, NetMeeting, and Netscape Collaborator.

The comparative features of the Company's SoftBoard models are set forth below.


       SOFTBOARD          WRITING
         MODEL          SURFACE SIZE       MSRP                    FEATURES
---------------------------------------------------------------------------------------------------------------------
          201          40.5 x 54 inches    $3,295      Wall-mounted SoftBoard; large writing area
                                                       for presentations and meetings
---------------------------------------------------------------------------------------------------------------------
          203           35 x 47 inches     $3,995      Mobile SoftBoard; includes storage shelf for
                                                       computer equipment
---------------------------------------------------------------------------------------------------------------------
          205          24 x 25.5 inches    $2,795      Personal SoftBoard for use in an office or
                                                       cubicle environment; excellent for meeting
                                                       preparation or private brainstorming
---------------------------------------------------------------------------------------------------------------------
          423           35 x 47 inches    $23,900      Self-enclosed rear-projection system consisting of
                                                       SoftBoard rear projection screen, Super VGA resolution
                                                       projector, Digital Signal Processing (DSP) unit, active
                                                       pen, Infra-Red (IR) electronics for the pen, and software
---------------------------------------------------------------------------------------------------------------------
          443           35 x 47 inches    $29,400      Self-enclosed rear-projection system consisting of
                                                       SoftBoard rear projection screen, XGA resolution projector,
                                                       DSP unit, active pen, IR electronics for the pen, and software
---------------------------------------------------------------------------------------------------------------------
          301          40.5x 54 inches     $6,890      Rear-projection systems with choice of mounting options,
                                                       include SoftBoard frame, rear projection screen DSP
          303           35 x 47 inches     $6,490      unit, active pen, IR electronics for the pen and software;
                                                       require a projector, enclosure and mounting.
---------------------------------------------------------------------------------------------------------------------


Features of the Company's optional software are set forth below.


 SOFTWARE                         MSRP                                 FEATURES
---------------------------------------------------------------------------------------------------------------------
SBRecord              System software included                   Provides the basic operating system software for
                      with the purchase of a SoftBoard           the SoftBoard and its communication with the attached
                                                                 personal computer
---------------------------------------------------------------------------------------------------------------------
SBRemote              $145 per site                              Provides connection with a PC/SoftBoard at
                                                                 a remote site via modem, network or video
                                                                 telecommunication process
---------------------------------------------------------------------------------------------------------------------
Advanced Softkeys     $129                                       Allows control of PC functions directly from
                                                                 the SoftBoard surface, i.e. print, replay and record
---------------------------------------------------------------------------------------------------------------------
SBProjection          $350                                       Converts SoftBoard to a front projection, interactive
                                                                 display using any LCD projector
---------------------------------------------------------------------------------------------------------------------
SBTemplate            $350                                       Adapts manual status board formats to SoftBoard,
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


PRODUCT DEVELOPMENT

During 1997, the Company's engineering efforts were focused in three main product development areas. In July 1997, the Company announced the signing of a general purchase and development agreement with Minnesota Mining and Manufacturing Company (3M). Under the terms of that agreement, 3M paid the Company to develop, for 3M, specialized versions of the SoftBoard Series 200 product line. A substantial percentage of the time on the project was spent in developing a customized version of the SoftBoard operating software based on 3M's specifications. SEE MARKETING, SALES AND DISTRIBUTION.

Also in 1997, the Company began development of an additional line of SoftBoard products. These new products will incorporate new proprietary technology that will enhance the functionality and usability of SoftBoard products. The addition of these new products will expand the Series 200 product line to include products of new dimensions to be used in a variety of applications.

Other development efforts in 1997 included hardware and software that will provide further simplifications to the installation and usage of SoftBoard hardware and software products. These enhancements will increase the local productivity of existing customers, be attractive for a wider range of casual, walk-in conference room training applications, and take advantage of rapid external developments in the area of computer-aided remote conferencing.

The Company intends to continue to enhance and add features to its family of proprietary software products that will provide an upgrade path for all existing customers.

The Company expended approximately $1.0 million and $1.3 million in research and development costs in fiscal years 1997 and 1996, respectively. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN ITEM 7.


MARKETING, SALES AND DISTRIBUTION

The Company markets its SoftBoard products to resellers, OEMs and directly to end users in the United States and to distributors and resellers outside the United States. The Company's Vice President, Sales oversees the resellers, OEM accounts and end user accounts. The Company's Director of International Sales manages the international distributors and resellers. The Company sells SoftBoards directly to end users through a telemarketing and telesales group at its Portland, Oregon offices.

In July 1997, the Company entered into a two-year general purchase and development agreement with 3M through which 3M will market, on a global basis, advanced versions of the Company's SoftBoard products under the 3M brand name. Initial shipments to 3M began in the fourth quarter of 1997, with volume shipments scheduled to begin in the first quarter of 1998. Minimum shipments to 3M under the contract are for 1400 units over the first five months of the contract. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

In November 1994, the Company entered into an exclusive distributorship arrangement with Sord Computer Corporation ("SORD"), a subsidiary of Toshiba Corporation, to market SoftBoards in Japan. In 1997 and 1996, approximately 4% and 25%, respectively, of the Company's sales were attributable to SORD. The Company's agreement with SORD for exclusive distribution of SoftBoard products in Japan, expired in June of 1997. The

Company has no current agreement with SORD to purchase product and no assurance SORD will purchase significant quantities of SoftBoard products in the future.

As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted. The decrease in sales to SORD in 1997 has had an adverse effect on the Company's results of operations.


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

Although there are competitors selling electronic whiteboards and conferencing solutions, the Company believes each is focused on a slightly different part of the market, or on the edges of the Company's main markets, emphasizing different capabilities. The competitors that manufacture electronic whiteboards with capabilities somewhat similar to those of SoftBoard use pressure-sensitive surfaces, which the Company believes are generally awkward to use because of the pressure required to register the writing and which the Company believes are less durable than SoftBoard's porcelain-on-steel writing surface. Additionally, the Company believes SoftBoard's functionality and long-term reliability is significantly greater than current competitors.

The Company also competes with manufacturers of simple electronic copyboards, conferencing software and front- and rear-projection systems. Electronic copy boards, which generally range in price from approximately $1,500 to approximately $4,500, provide only black and white printouts on thermal paper, may not be connected to a computer and offer no ability to store the screen image for subsequent playback and review or transmission to remote locations. In addition, the meeting or presentation process is typically interrupted and delayed while participants wait for the written information to be scanned and copied.

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

The Company is aware of one competitor that offers a rear-projection system.
The competitive system uses a pressure sensitive surface. With pressure sensitive technology a limited amount of light can be projected through the writing surface making it more difficult for the user and any other participants to view the image on the display, thereby requiring the lights in the meeting room to be turned off. Their product is also subject to alignment problems if moved even slightly, and is not supplied with an integrated LCD projector. The Company believes that the System 400 is superior to this product because of the greater amount of light that is delivered through the System 400 writing surface, it can be moved across the room or around the world with minimal, and often no alignment problems, and it is complete and ready to connect to a personal computer for immediate use.

Many of the Company's competitors are more established, benefit from greater name recognition and have significantly greater financial, technological, production and marketing resources than the Company. In addition, many of these companies have large and established sales forces and have been selling their products to the same customers targeted by the Company for a substantial period of time. The market acceptance of certain competing products that are based on different technologies or approaches could have the effect of reducing the size of the market for the Company's products, resulting in lower prices and erosion of the Company's gross profit.


INTELLECTUAL PROPERTY

The Company was issued United States Patent No. 5,248,856 in September 1993 for the main graphic data-acquisition technology incorporated in Softboard. Canadian Patent No. 2100624 covering this technology was issued to the Company in July of 1997. A related patent application is pending in Europe. In December 1996, the Company was issued U. S. Patent No. 5,583,323 for the calibration of the graphic data-acquisition tracking system, and Patent No. 5,585,605 for the optical scanner employing laser and laser safety control. In April 1997, the Company was issued U. S. Patent No. 5,623,129 covering the code-based, electromagnetic-field-responsive graphic data-acquisition system. In September 1997, the Company was issued U. S. Patent No. 5,665,942 for the optical scanning system employing laser and laser safety control.

The Company currently holds seven separate patents on various technology incorporated in the SoftBoard products. In addition, the Company has filed and will file other patent applications for various SoftBoard features and technology. The Company relies on copyright protection for its proprietary software. Additionally, SoftBoard-Registered Trademark-, Microfield Graphics-Registered Trademark- are registered trademarks of the Company in the United States, and trademark applications have been filed for the phrases "See What I'm Saying," and "Group Desktop."

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

EMPLOYEES

As of February 28, 1998, the Company employed 40 persons. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.


ITEM 2.  PROPERTIES

The Company's facilities in Portland, Oregon, consist of approximately 34,000 square feet, with 13,000 square feet of office space and 21,000 square feet of manufacturing space. The Company occupies this facility pursuant to a non-cancelable lease which expires in 2003.


ITEM 3. LEGAL PROCEEDINGS

As of February 28, 1998 there were no legal proceedings to which the Company or its subsidiaries is a party.


ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended January 3, 1998.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq Small Cap Market under the symbol "MICG." The following table sets forth the high and low sales prices as reported by the Nasdaq SmallCap Market for the periods indicated.



FISCAL 1996                                    LOW                  HIGH
                                               ---                  ----
     First Quarter                          $ 4 7/8                $ 8
     Second Quarter                         $ 3 1/4                  5 7/8
     Third Quarter                            3 1/4                  6 3/4
     Fourth Quarter                           2                      6 1/4


     FISCAL 1997
     First Quarter                         $ 1 3/8                 $ 3 1/4
     Second Quarter                            3/4                   1 3/4
     Third Quarter                           1 1/2                   3 1/8
     Fourth Quarter                          2 1/16                  4 1/8


It is estimated that there will be approximately 220 shareholders of record and 1,800 beneficial shareholders at March 23, 1998. There were no cash dividends declared or paid in fiscal years 1997 or 1996. The Company does not anticipate declaring such dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

OVERVIEW

The Company develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The principal purpose of these products is to make meetings more productive and cost effective by capturing ideas from all meeting members (whether they are located locally or linked remotely through a computer and an audio hookup) and making the information available to all of the linked systems, where everyone involved can see and interact with the information produced and presented. The Company's product lines incorporate a series of digital whiteboards and digital whiteboard rear projection systems under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers over standard telephone lines, networks and the Internet.

In July 1997, the Company entered into a general purchase and development agreement with 3M, through which 3M will globally market advanced versions of the Company's SoftBoard products under the 3M brand name "Ideaboard." Under the terms of the two-year agreement, the Company has developed specialized versions of their SoftBoard product line for 3M. Production and initial shipments of the 3M product started in the fourth quarter of 1997.

In November 1994, the Company entered into an exclusive distributorship arrangement with Sord Computer Corporation, a subsidiary of Toshiba Corporation, to market SoftBoards in Japan. In 1997 and 1996, approximately 4% and 25%, respectively, of the Company's sales were attributable to SORD. The Company's agreement with SORD for exclusive distribution of SoftBoard products in Japan, expired in June of 1997. The

Company has no current agreement with SORD to purchase product and no assurance SORD will purchase significant quantities of SoftBoard products in the future.

As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted. The reduced level of sales to SORD in 1997 had an adverse effect on the Company's business.

The Company's ongoing results will depend on continued and increased market acceptance of the Company's products and the Company's ability to modify them to meet the needs of its customers. Any reduction in demand for, or increasing competition with respect to, these products would have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the SoftBoard business for the periods indicated.


                                              FISCAL 1997        FISCAL 1996
                                              -----------        -----------
          Net sales                              100%                100%
          Cost of goods sold                      56                  50
                                                 ----                ----
             Gross profit                         44                  50
          Research and development expenses      (17)                (22)
          Marketing and sales expenses           (50)                (56)
          General and administrative expenses    (17)                (17)
                                                 ----                ----
             Loss from operations                (40)                (45)
          Other income, net                        -                   2
                                                 ----                ----
             Loss before income taxes            (40)                (43)
          Benefit from income taxes                -                   -
                                                 ----                ----
           Net loss                              (40)%               (43)%
                                                 ----                ----
                                                 ----                ----



SALES. Sales decreased $454,000 (7%) to $5,618,000 in 1997 from $6,073,000 in
1996. The decrease was due primarily to lower sales to the Company's exclusive Japanese distributor, SORD Computer Corporation. Sales to SORD decreased $723,000 in 1997 compared to 1996. SEE OVERVIEW, ABOVE. In fiscal 1997, export sales aggregated $981,000 (17% of net sales), compared to $1,535,000 (25% of net sales) in 1996. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the product, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin was 44% in 1997, down from 50% in 1996. The decrease in gross margin was due primarily to lower absorption of manufacturing costs at the lower sales level in 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses decreased $388,000 (29%) to $960,000 in 1997 from $1,348,000 in 1996. The decrease was due primarily to an decreased rate of hardware development and an increase in software development. Development expenses in 1996 included significant prototyping costs associated with the introduction of the System 400 product line Research and development expenses, as a percentage of sales, were 17% and 22% in 1997 and 1996, respectively.

MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $605,000 (18%) to $2,821,000 in 1997 from $3,426,000 in 1996. The decreases were due primarily to lower advertising and trade show expense. Also, fewer outside consultants were used in marketing during 1997. Marketing and sales expenses decreased as a percentage of sales to 50 % in 1997 from 56% in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $69,000 (7%) to $946,000 in 1997 from $1,015,000 in 1996. The increase was due primarily to the lower director's & officer's insurance costs. General and administrative expenses, as a percentage of sales, were 17 % in both 1997 and 1996.

OTHER INCOME, NET. Other income, net includes interest income, interest expense and miscellaneous income. Interest income decreased in 1997 as a result of less interest earned on the lower cash balances maintained by the Company during 1997. Interest expense increased due to outstanding borrowings under an operating line of credit during 1997.

INCOME TAXES. As of January 3, 1998 the Company had available net operating loss carryforwards of approximately $10.3 million for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2012. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995 and other stock transactions. In addition, the Company has research and development credits aggregating approximately $291,000 for income tax purposes at January 3, 1998. Such credits may be used to reduce taxes payable, if any, on a consolidated basis in future years through their expiration in 2001 to 2012. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At January 3, 1998 the Company has working capital of approximately $764,000 and its principal sources of liquidity consisted of $909,000 in cash and cash equivalents. Accounts receivable increased $250,000 to $1,028,000 at January 3, 1998 from $778,000 at the end of 1996. This was due to increased sales in the fourth quarter of 1997 compared to fourth quarter sales in 1996. Inventories decreased $286,000 to $712,000 at January 3, 1998 from $998,000 at the end of 1996. This reduction was due primarily to the fact that inventory at the end of 1997 is more in line with the expected sales levels. The Company had increased inventories at the end of 1996 due to lower than expected sales in the fourth quarter of 1996.

Accounts payable increased $208,000 to $607,000 at January 3, 1998, from $399,000 at the end of 1996. This increase was due primarily to the purchases of inventory needed for production and shipment under the 3M general purchase agreement. Also, at January 3, 1998, the Company has a $2,000,000 line of credit, which bears interest monthly at prime (8.5% at January 3, 1998) and is secured by accounts receivable and inventory. There was $1,000,000 outstanding under the line of credit at January 3, 1998. The Company's line of credit with its bank expires on September 9, 1998. The Company expects to renew its line of credit with substantially similar terms prior to its expiration. See NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Company has no commitments for capital expenditures in material amounts.

On March 16, 1998 the Company signed a common stock purchase agreement with Steelcase Inc. (Steelcase), under which Steelcase agreed to purchase 350,000 shares of the Company's common stock and a warrant, for $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exerciseable starting on March 16, 1999 and expires on March 16, 2001.

The Company believes its existing cash and cash equivalents, cash from the investment by Steelcase, amounts available under the Company's line of credit and cash generated from operations will be sufficient to fund its operations for at least the next 12 months.

IMPACT OF THE YEAR 2000 ISSUE

The Company has made an assessment of the Year 2000 issue on its systems, equipment and hardware and software products. Based on this assessment, the Company believes that its hardware and software products will properly recognize calendar dates beginning in the year 2000, and accordingly does not currently expect to incur material costs in connection with the Year 2000 issue.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard #128, "Earnings Per Share" (SFAS 128) which requires disclosure of basic and diluted earnings per share. The Company has adopted SFAS 128 for the year ended January 3, 1998, and all prior years have been restated to reflect its adoption.

In June 1997, the FASB issued Financial Accounting Standard #130, "Reporting Comprehensive Income" (SFAS 130) which establishes requirements for disclosure of comprehensive income and is effective for the Company's year ending December 1998. Reclassification of earlier financial statements for comparative purposes is required. The Company does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued Financial Accounting Standard #131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which defines how operating segments are determined and requires disclosure of certain financial and descriptive information about operating segments, and is effective for the Company's fiscal year ended December 1998. Reclassification of earlier financial statements for comparative purposes is required. The Company does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP are included in this report as follows:

Microfield Graphics, Inc.:                                            Page
                                                                      ----

     Report of Independent Accountants                                F-1

     Consolidated Balance Sheets
          January 3, 1998 and December 28, 1996                       F-2

     Consolidated Statements of Operations for the years
          ended January 3, 1998 and December 28, 1996                 F-3

     Consolidated Statements of  Shareholders' Equity for the
          years ended January 3, 1998 and December 28, 1996           F-4

     Consolidated Statements of Cash Flows for the years ended
          January 3, 1998 and December 28, 1996                       F-5

     Notes to Consolidated Financial Statements                       F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names, ages and positions of the Company's executive officers are as follows:


NAME                       AGE          CURRENT POSITION(S) WITH COMPANY
--------------------------------------------------------------------------
John B. Conroy              59         Chairman of the Board, President and Chief Executive Officer
Scott D. McVay              58         Vice President, Sales
Randall R. Reed             41         Chief Financial Officer and Secretary
Michael W. Stansell         55         Vice President, Operations
Donald H. Zurstadt          56         Vice President, Engineering



     JOHN B. CONROY joined the Company in May 1986 and was appointed President and elected a Director that same month. Mr. Conroy was designated Chief Executive Officer by the Board of Directors in January 1987, and appointed Chairman of the Board of Directors in June 1996. Mr. Conroy previously held executive management positions with a number of computer industry companies, has served as a Director of several, and holds a BSEE from New York University

     SCOTT D. MCVAY joined the Company in December 1993 as Vice President, Sales. Mr. McVay was Vice President, Marketing, at Mass Memory Technology, a manufacturer of PC storage products, from December 1992 to November 1993, and Vice President, Worldwide Sales, at Emulex Corp., a manufacturer of telecommunications and memory products, from April 1990 to June 1992. Mr. McVay was Vice President of Sales and Marketing at Iomega from 1983 through 1987, and held various positions at IBM over 19 years. Mr. McVay holds a BS and an MBA in marketing from the University of Colorado.

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

Information with respect to directors of the Company and Section 16(a) required by this item is included in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the captions ELECTION OF DIRECTORS and
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING, respectively, and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is included in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the caption EXECUTIVE COMPENSATION AND OTHER MATTERS and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits included herein:

          Exhibit No.
          ------------

            *3.1         Articles of Incorporation, as amended
            *3.2         Bylaws, as amended
            *4.1         See Article III of Exhibit 3.1 and Articles
                         I and VI of Exhibit 3.2
          #*10.1         1986 Stock Option Plan, as amended
          #*10.2         1995 Stock Incentive Plan, as amended
           *10.3         Form of Incentive Stock Option Agreement
           *10.7         Form of Representative's Warrants
        (1)*10.8         Japanese Marketing License Agreement
       (1)**10.9         General Purchase and Development Agreement dated
                         July 14, 1997 between the Registrant and 3M Company
         ***23           Consent of Price Waterhouse
         ***27           Financial Data Schedule

----------

* Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2 (Registration No. 33-91890).

** Incorporated by reference to Exhibits to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 27, 1997.

***       Filed herewith.

# This exhibit constitutes a management contract, or compensatory plan or arrangement.

(1) Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended January 3, 1998.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March __, 1998

                              MICROFIELD GRAPHICS, INC.

                              By:
                                 ---------------------------------
                              John B. Conroy
                              Chairman of the Board, President, and Chief
                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title
---------                     -----


/s/ JOHN B. CONROY            Chairman of the Board, President, and Chief
--------------------------    Executive Officer (Principal Executive Officer)
John B. Conroy                Date:

/s/ RANDALL R. REED           Chief Financial Officer and Secretary
--------------------------    (Principal Financial and Accounting Officer)
Randall R. Reed               Date:

/s/ HERBERT S. SHAW           Director
--------------------------    Date:
Herbert S. Shaw

/s/ WILLIAM P. CARGILE        Director
---------------------------   Date:
William P. Cargile

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Microfield Graphics, Inc. (d.b.a. Softboard)


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Microfield Graphics, Inc. (d.b.a. Softboard) and its subsidiary at January 3, 1998 and December 28, 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Portland, Oregon
January 17, 1998, except for Note 11, which is as of March 16, 1998

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
CONSOLIDATED BALANCE SHEET
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


                                                         1997          1996
                                        ASSET
Current assets:
  Cash and cash equivalents                         $  909,184     $1,867,856
  Accounts receivable, net (Note 3)                  1,027,902        777,807
  Inventories (Note 4)                                 712,000        997,693
  Prepaid expenses and other                           216,427        248,875
                                                    ----------     ----------
     Total current assets                            2,865,513      3,892,231


Property and equipment, net (Note 5)                   384,251        542,826
Other assets                                            72,444         86,720
                                                     ----------     ----------
                                                    $3,322,208     $4,521,777
                                                    ----------     ----------
                                                    ----------     ----------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit (Note 6)                           $1,000,000      $      --
  Current portion of long-term debt (Note 6)            83,333        119,537
  Accounts payable                                     606,556        399,011
  Accrued payroll and payroll taxes                    193,757        209,697
  Unearned income                                       53,745         60,803
  Other accrued liabilities                            164,483        183,420
                                                    ----------     ----------
     Total current liabilities                       2,101,874        972,468

Long-term debt, net of current portion (Note 6)         90,278        181,956
                                                    ----------     ----------
     Total liabilities                               2,192,152      1,154,424
                                                    ----------     ----------

Commitments (Note 8)

Shareholders' equity (Note 9):
  Common stock, 25,000,000 shares authorized,
  3,211,813 and 3,195,575 shares issued and
  outstanding, respectively                         12,185,527     12,152,781
  Accumulated deficit                              (11,055,471)    (8,785,428)
                                                    ----------     ----------
     Total shareholders' equity                      1,130,056      3,367,353
                                                    ----------     ----------
                                                    $3,322,208     $4,521,777
                                                    ----------     ----------
                                                    ----------     ----------


          The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------



                                                         1997          1996
Net sales (Note 10)                                 $5,618,330     $6,072,618
Cost of goods sold                                   3,140,988      3,037,508
                                                     ----------     ----------
     Gross profit                                    2,477,342      3,035,110
                                                     ----------     ----------


Operating expenses:
  Research and development                             959,680      1,348,148
  Marketing and sales                                2,821,232      3,426,418
  General and administrative                           945,764      1,014,743
                                                     ----------     ----------
                                                     4,726,676      5,789,309
                                                     ----------     ----------

     Loss from operations                           (2,249,334)    (2,754,199)

Other income:
  Interest (expense) income, net                       (23,142)       130,788
  Loss on disposal of property and equipment                 -         (3,205)
  Other income                                           4,750         28,746
                                                     ----------     ----------

     Loss before income taxes                       (2,267,726)    (2,597,870)

Provision for income taxes (Note 7)                     (2,317)        (1,276)
                                                     ----------     ----------
     Net loss                                      $(2,270,043)   $(2,599,146)
                                                     ----------     ----------
                                                     ----------     ----------
Basic and diluted net loss per share                     $(.71)         $(.82)
                                                     ----------     ----------
                                                     ----------     ----------
Shares used in calculation                           3,198,062      3,177,660
                                                     ----------     ----------
                                                     ----------     ----------


                   The accompanying notes are an integral part of
                       these consolidated financial statements.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
CONSOLIDATED STATEMENT OF SHREHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                      COMMON STOCK             ACCUMULATED
                                                SHARES             AMOUNT         DEFICIT
                                              ---------          ----------    ------------
Balance at December 30, 1995                  3,127,954          12,060,048    $(6,186,282)

Stock options exercised                          66,421              87,633              -

Issuance of common stock                          1,200               5,100              -

Net loss                                              -                   -     (2,599,146)
                                             ----------          ----------    -----------
Balance at December 28, 1996                  3,195,575          12,152,781     (8,785,428)

Stock options exercised                          11,438              17,146              -

Issuance of common stock                          4,800              15,600              -

Net loss                                              -                   -     (2,270,043)
                                             ----------          ----------    -----------
Balance at January 3, 1998                    3,211,813          12,185,527    (11,055,471)
                                             ----------          ----------    -----------
                                             ----------          ----------    -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
CONSOLIDATED STATEMENT OF CASH FLOWS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


                                                                     1997                     1996
Cash flows from operating activities:
  Net loss                                                      $(2,270,043)             $(2,599,146)
Adjustments to reconcile loss from continuing operations
 to operating cash flows:
  Depreciation and amortization                                     255,174                  300,432
  Issuance of common stock for compensation                          15,600                    5,100
  Loss on disposal of property and equipment, net
  Changes in assets and liabilities:
     Accounts receivable                                           (250,095)                 187,783
     Inventories                                                    285,693                 (446,074)
     Prepaid expenses and other                                      32,448                   55,909
     Accounts payable                                               207,545                 (144,596)
     Accrued payroll and payroll taxes                              (15,940)                 (78,117)
     Unearned income                                                 (7,058)                  27,311
     Other accrued liabilities                                      (18,937)                 143,989
                                                                 ----------               ----------
     Net cash used in operating activities                       (1,765,613)              (2,544,204)
                                                                 ----------               ----------

Cash flows from investing activities:
  Proceeds from the maturity of investments                               -                1,564,002
  Acquisition of property and equipment, net                        (78,856)                (517,566)
  Purchases of patents and other                                     (3,467)                 (16,220)
                                                                 ----------               ----------
     Net cash (used in) provided by investing activities            (82,323)               1,030,216
                                                                 ----------               ----------
Cash flows from financing activities:
  Net borrowings under line of credit and
   term loan agreement                                              923,611                  250,000
  Net payments on capital lease obligation                          (51,493)                (136,661)
  Proceeds from exercise of common stock options                     17,146                   87,633
                                                                 ----------               ----------
     Net cash provided by financing activities                      889,264                  200,972
                                                                 ----------               ----------
Net decrease in cash and cash equivalents                          (958,672)              (1,313,016)
Cash and cash equivalents, beginning of year                      1,867,856                3,180,872
                                                                 ----------               ----------
Cash and cash equivalents, end of year                           $  909,184                1,867,856
                                                                 ----------               ----------
                                                                 ----------               ----------
Cash paid for:
  Interest                                                       $   69,970               $   39,841
                                                                 ----------               ----------
                                                                 ----------               ----------

  Income taxes                                                   $    2,317               $    1,276
                                                                 ----------               ----------
                                                                 ----------               ----------



                The accompanying notes are an integral part of these
                          consolidated financial statements.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


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

     The Company has a wholly owned foreign sales corporation in Barbados. Hereafter in these consolidated financial statements, the term "Company" refers to Microfield Graphics, Inc. and its subsidiary. The Company's primary market is in the United States; however, there are export sales to Japan, the United Kingdom and other countries. (See export sales in Note
     10).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR
     The Company operates on a 52-53 week fiscal year ending on the Saturday closest to the last day of December.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Microfield and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     CONSOLIDATED STATEMENT OF CASH FLOWS
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. During the years ended January 3, 1998 and December 28, 1996, the Company issued common stock to resellers and employees, with a fair market value of $15,600 and $5,100, respectively.

     ACCOUNTS RECEIVABLE
     Accounts receivable at January 3, 1998 and December 28, 1996 are recorded net of allowances for uncollectible accounts of $34,553 and $45,649, respectively.

     INVENTORIES
     Inventories are stated at the lower of standard cost or market value. Standard costs approximate the first-in, first-out method. Inventory costs include raw materials, direct labor and allocated overhead.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     INCOME TAXES
     The Company accounts for income taxes using the asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

     BASIC AND DILUTED NET LOSS PER SHARE
     The Company adopted SFAS No. 128, "Earnings Per Share," for the year ended January 3, 1998. SFAS No. 128 requires disclosure of basic and diluted earnings per share. All prior years have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed based on the weighted average number of common shares outstanding each year. Diluted earnings per share are the same as basic earnings per share as the potential effect of the conversion of any outstanding stock options is anti-dilutive.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The recorded amounts of cash and cash equivalents, accounts receivable, accounts payable, line of credit and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The recorded amount of capital lease obligations and long-term debt approximates fair value since the imputed interest or stated interest approximates currently competitive rates.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


3.   CONCENTRATION OF CREDIT RISK

     During the year ended January 3, 1998, no customer accounted for greater than 10% of net sales. One customer accounted for approximately 25% of net sales for the year ended December 28, 1996. Accounts receivable from one customer totaled approximately $277,500 at January 3, 1998, while accounts receivable from another customer totaled $126,387 at December 28, 1996.


4.   INVENTORIES

     Inventories consist of the following:


                                          JANUARY 3,    DECEMBER 28,
                                            1998           1996
                                          ----------    ------------
Raw materials                             $515,122       $554,713
Finished                                   196,878        442,980
                                          --------       --------
                                          $712,000       $997,693
                                          --------       --------
                                          --------       --------


5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                     JANUARY 3,  DECEMBER 28,
                                                       1998          1996
                                                     ----------  ------------
Furniture, machinery and equipment.                 $   805,905   $ 738,431
Capitalized leased assets                               236,157     224,775
                                                    -----------   ---------
                                                      1,042,062     963,206
Less accumulated depreciation and amortization          657,811     420,380
                                                    -----------   ---------
                                                    $   384,251   $ 542,826
                                                    -----------   ---------
                                                    -----------   ---------


     Accumulated amortization of capitalized leased assets aggregated $236,157
     and $218,530 at January 3, 1998 and December 28, 1996, respectively.   Such
     amounts are included in the above schedule.


6.   DEBT

     At January 3, 1998, the Company had a $2,000,000 line of credit, which expires in September 1998. Borrowings under the line of credit are due on demand, bear interest payable monthly at prime, and are collateralized by inventories and accounts receivable. As of January 3, 1998, borrowings of $1,000,000 were outstanding under the line. Pursuant to the line of credit agreement, the Company is required to comply with certain financial covenants, including ratios and minimum net worth. At January 3, 1998, the Company was in violation of its covenants with respect to quarterly earnings and minimum net worth. These covenants have been waived by the bank.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


6.   DEBT (CONTINUED)

     The Company's long-term debt consists of the following:

                                                     JANUARY 3,  DECEMBER 28,
                                                       1998          1996
                                                     ----------  ------------
Term loan payable to bank in monthly instalments
  of $7,988, including interest at the prime rate
  plus .5% (9.0% at January 3, 1998), from
  February 1997 through January 2000; all assets
  purchased with the proceeds of this loan are
  pledged as collateral                                $173,611    $250,000
Capital lease obligation payable in monthly
  instalments                                                 -      51,493
                                                       --------    --------
                                                        173,611     301,493
Less principal amounts due within one year               83,333     119,537
                                                       --------    --------
Long-term debt                                         $ 90,278    $181,956
                                                       --------    --------
                                                       --------    --------


     Remaining maturities on long-term debt are summarized as follows:


FISCAL YEAR
-----------
  1998                                    $ 83,333
  1999                                      83,333
  2000                                       6,945
                                          --------
                                          $173,611
                                          --------
                                          --------


7.   INCOME TAXES

     The provision for income taxes of $2,317 and $1,276 for fiscal years 1997 and 1996, respectively, consists of minimum payments due and paid to the State of Oregon.

     The provision for income taxes for the years ended January 3, 1998 and December 28, 1996 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


7.   INCOME TAXES (CONTINUED)

     Deferred tax assets (liabilities) are comprised of the following components:

                                                       JANUARY 3,  DECEMBER 28,
                                                         1998          1996
                                                       ----------  ------------
Current:
Allowances for uncollectible accounts                  $   13,255   $   17,511
  Employee benefits                                        35,453       33,639
  Inventory basis differences                                 738        1,029
  Inventory, warranty, and other allowances                55,955       31,508
  Unearned revenues                                        20,617       23,324
                                                       ----------   ----------
                                                          126,018      107,011
                                                       ----------   ----------
Non-current:
  Intangible assets                                         9,678        4,874
  Net operating loss carryforwards                      3,946,873    3,039,210
  Research and development credits                        290,820      228,441
                                                       ----------   ----------
                                                        4,247,371    3,272,525
                                                       ----------   ----------
Total deferred tax asset                                4,373,389    3,379,536
Deferred tax asset valuation allowances                (4,373,389)  (3,379,536)
                                                       ----------   ----------
Net deferred tax assets (liabilities)                  $        -   $        -
                                                       ----------   ----------
                                                       ----------   ----------


     At January 3, 1998, the Company had available net operating loss carryforwards of approximately $10,289,000 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2012. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995. In addition, the Company has research and development credits aggregating approximately $290,820 for income tax purposes at January 3, 1998. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2001 to 2012.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


8.   LEASE COMMITMENTS

     The Company leases office space under operating leases which require future minimum lease commitments through July 2003 as follows:


FISCAL YEAR
-----------
  1998                                            $  292,272
  1999                                               292,272
  2000                                               292,272
  2001                                               306,882
  2002                                               321,492
  2003                                               106,746
                                                  ----------
       Total minimum payments required            $1,611,936
                                                  ----------
                                                  ----------


     Rent expense totaled $345,125 and $301,795 for fiscal years ended 1997 and 1996, respectively.


9.   SHAREHOLDERS' EQUITY

     INCENTIVE STOCK OPTION PLAN
     The Company has Stock Option Plans (the "Plans"). At January 3, 1998 and December 28, 1996, 1,005,228 and 757,062 shares of common stock were reserved for issuance to employees, officers, directors, and resellers. Under the Plans, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant. The options are exercisable over a period of up to nine years from the date of grant or such shorter term as provided for in the Plans. The options become exercisable over four years.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation, in 1996. SFAS No. 123 was issued by the Financial Accounting Standards Board in October 1995 and allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees. The Company has elected to continue to follow the provisions of APB Opinion No. 25. Therefore, adoption of SFAS No. 123 in 1996 did not have a significant effect on the Company's financial position or results of operations.

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


9.   SHAREHOLDERS' EQUITY (CONTINUED)

     A summary of the status of the Company's Stock Option Plans as of January 3, 1998 and December 28, 1996 and for the years then ended is presented below:


                                                  JANUARY 3, 1998          DECEMBER 28, 1996
                                               ---------------------    ------------------------
                                                           WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE
                                                           EXERCISE                     EXERCISE
     PERFORMANCE OPTIONS                        SHARES     PRICE         SHARES         PRICE
--------------------------------               --------    ---------    --------        --------
Outstanding at beginning of year                289,334   $    4.54      303,204        $  4.67
Granted                                         195,200        1.58       84,000           4.21
Exercised                                       (11,438)       1.47      (66,421)          1.26
Forfeited                                       (70,228)       1.67      (31,449)          6.11
                                               --------                 --------
                                                402,868                  289,334
                                               --------                 --------
                                               --------                 --------
Options exercisable at year-end                 160,062                   91,824
                                               --------                 --------
                                               --------                 --------



                            NUMBER OF OPTIONS               WEIGHTED
                         --------------------------   AVERAGE CONTRACTUAL
   EXERCISE PRICE        OUTSTANDING    EXERCISABLE      LIFE REMAINING
--------------------     -----------    -----------   -------------------
    $1.06 - 1.94            367,668        159,929       3.2 years
    $2.22 - 3.88             35,200            133       4.8 years
                            -------        -------
                            402,868        160,062
                            -------        -------
                            -------        -------



     The Company has computed for pro forma disclosure purposes the value of all options granted during 1997 and 1996 using the Black-Scholes pricing model as prescribed by SFAS 123 and the following assumptions used for grants:


                                            1997            1996
                                         ---------       ---------
Risk-free interest rate                      6.38%          6.40%
Expected dividend yield                         0%             0%
Expected lives                           4.5 years      4.5 years
Expected volatility                            60%            60%


     Adjustments are made for options forfeited prior to vesting.

     Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the total value of options granted would be computed as follows:

Year ended January 3, 1998              $372,889
Year ended December 28, 1996             485,796


MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 3, 1998 AND DECEMBER 28, 1996
--------------------------------------------------------------------------------


9.   SHAREHOLDERS' EQUITY (CONTINUED)

     Such amounts would be amortized over the vesting period of the options.

     Accordingly, under SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                                            1997          1996
                                                      ------------    -----------
Net loss                                As reported   $ (2,270,043)   $(2,599,146)
                                        Pro forma       (2,511,565)    (2,755,473)
Basic and diluted net loss per share    As reported           (.71)        (.82)
                                        Pro forma             (.79)        (.87)


     The effects of applying SFAS 123 for providing pro forma disclosures for 1997 and 1996 are not likely to be representative of the effects on reported net income (loss) and net income (loss) per share for future years, because options vest over several years and additional awards generally are made each year.

     COMMON STOCK WARRANTS
     In connection with its initial public offering in 1995, the Company issued 110,000 warrants to purchase shares of common stock at an exercise price of $7.20 per share. No warrants have been exercised to date; such warrants expire in 2000.


10.  EXPORT SALES

     Export sales aggregated $981,000 and $1,535,000 in 1997 and 1996, respectively. Such export sales were made to customers in the following countries:


                                          YEAR ENDED
                                     JANUARY 3,  DECEMBER 28,
                                      1998          1996
                                     ----------  ------------
Japan                                $239,000       $962,000
United Kingdom                        306,000        249,000
Other                                 436,000        324,000
                                     --------     ----------
                                     $981,000     $1,535,000
                                     --------     ----------
                                     --------     ----------


11.  SUBSEQUENT EVENT

     On March 16, 1998, the Company signed a common stock purchase agreement with Steelcase Corporation ("Steelcase") under which Steelcase agreed to invest cash of $2,012,500 for the purchase of 350,000 shares of the Company's common stock and a warrant to purchase an additional 260,000 shares at $6.75 per share. The warrant may be exercised beginning on March 16, 1999 and expires on March 16, 2001. The Company expects to consummate this purchase agreement in March 1998.