Form 10QSB
period 1998-04-04
MICROFIELD GRAPHICS INC /OR
filed 1998-05-19
CIK 944947

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549


                                    FORM 1O-QSB



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended April 4, 1998

           []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to ________

                          Commission File Number : 0-26226



                             MICROFIELD GRAPHICS, INC.
         (Exact name of small business issuer as specified in its charter)


          OREGON                                              93-0935149
     (State or other jurisdiction                           (I. R .S. Employer
    of incorporation or organization)                       Identification No.)



                                 7216 SW DURHAM RD.
                                PORTLAND, OR  97224
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

The number of shares outstanding of the Registrant's Common Stock as of April 30, 1998 was 3,626,280 shares.


Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                             MICROFIELD GRAPHICS, INC.

                                    FORM 10-QSB

                                       INDEX



PART I    FINANCIAL INFORMATION                                          PAGE
-------------------------------                                          ----
     Item 1.   Financial Statements

               Consolidated Balance Sheet -April 4, 1998
                    and January 3, 1998                                    3

               Consolidated Statement of Operations -Quarter Ended
               April 4, 1998 and March 29, 1997                            4

               Consolidated Statement of Cash Flows -Quarter
               Ended April 4, 1998 and March 29, 1997                      5

               Notes to Consolidated Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7


PART II    OTHER INFORMATION
----------------------------
     Item 2.   Change in Securities and Use of Proceeds                    10

     Item 5.   Other Information                                           10

     Item 6.   Exhibits and Reports on Form 8-K                            10



                             MICROFIELD GRAPHICS, INC.

                            CONSOLIDATED BALANCE SHEETS


                                                  April 4,              January 3,
                                                    1998                    1998
                                             ----------------     ------------------
    Current Assets:
      Cash and cash equivalents              $   1,875,045          $      909,184
      Accounts receivable, net of
           of $19,864 and $24,680                1,891,498               1,027,902
      Inventories (Note 3)                         913,473                 712,000
      Prepaid expenses and other                   289,027                 216,427
                                             --------------        ----------------
            Total current assets                 4,969,043               2,865,513

      Property and equipment, net (Note 4)         356,033                 384,251
      Other assets                                  67,890                  72,444
                                             --------------        ----------------
                                             $   5,392,966          $    3,322,208
                                             --------------        ----------------
                                             --------------        ----------------

    Current liabilities:
      Current portion of debt                $     883,328          $    1,083,333
      Accounts payable                             776,203                 606,556
      Accrued payroll and payroll taxes            104,940                 193,757
      Unearned income                               58,782                  53,745
      Accrued liabilities                          239,742                 164,483
                                             --------------        ----------------
            Total current liabilities            2,062,995               2,101,874

      Long-term debt, net of current portion        69,450                  90,278
                                             --------------        ----------------
                                                 2,132,445               2,192,152


    Shareholders' equity:
      Common stock, 25,000,000 shares
          authorized, 3,621,191 and
          3,210,213 shares
          issued and outstanding                14,262,754              12,185,527
      Accumulated deficit                      (11,002,233)            (11,055,471)
                                             --------------         ---------------
            Total shareholders' equity           3,260,521               1,130,056
                                             --------------         ---------------
                                             $   5,392,966           $   3,322,208
                                             --------------         ---------------
                                             --------------         ---------------


  The accompanying notes are an integral part of these financial statements.

                             MICROFIELD GRAPHICS, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months ended
                                                        April 4,           March 29,
                                                          1998               1997
                                                   -----------------   ---------------
  Sales                                            $     2,557,924      $  1,185,367
  Cost of goods sold                                     1,424,107           640,560
                                                   ----------------     -------------
     Gross profit                                        1,133,817           544,807

  Operating expenses
     Research and development                              210,318           218,887
     Marketing and sales                                   635,765           758,066
     General and administrative                            209,650           211,807
                                                   ----------------     -------------
                                                         1,055,733         1,188,760
                                                   ----------------     -------------

  Income (loss) from operations                             78,084          (643,953)

  Other income (expense)
     Interest income (expense), net                        (24,140)            1,735
     Other income, net                                        -                4,682
                                                   ----------------     -------------

  Income (loss) before provision for income                 53,944          (637,536)

  Provision for income taxes                                   705               457

                                                   ----------------     -------------
  Net income (loss)                                $        53,239      $   (637,993)
                                                   ----------------     -------------
                                                   ----------------     -------------

  Net income (loss) per share
       Basic                                       $           .02             (0.20)
                                                   ---------------      -------------
                                                   ---------------      -------------
       Diluted                                                 .02             (0.20)
                                                   ----------------     -------------
                                                   ----------------     -------------
  Shares used in per share calculations
       Basic                                             3,283,809         3,195,575
                                                   ----------------     -------------
                                                   ----------------     -------------
       Diluted                                           3,505,440         3,195,575
                                                   ----------------     -------------
                                                   ----------------     -------------

     The accompanying notes are an integral part of these financial statements.

                             MICROFIELD GRAPHICS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Three months ended
                                                                -------------------------------------------
                                                                       April 4,                March 29,
                                                                        1998                     1997
                                                                -----------------    ----------------------
  Cash Flows From Operating Activities:
  Net income (loss)                                             $       53,239        $        (637,993)

  Adjustments to reconcile income (loss) to
    operating cash flows:
      Depreciation and amortization                                     47,787                   75,112
      Gain on sale and leaseback of property                                 -                   (1,626)

    Changes in assets and liabilities:
      Accounts receivable                                             (863,596)                  26,192
      Inventories                                                     (201,473)                  79,444
      Prepaid expenses and other                                       (72,600)                  48,893
      Accounts payable                                                 169,647                 (215,205)
      Accrued payroll and payroll taxes                                (88,817)                 (64,124)
      Unearned income                                                    5,037                    3,858
      Accrued liabilities                                               75,259                  (33,633)
                                                               -----------------     -------------------
          Net cash used in operating activities                       (875,517)                (719,082)

  Cash flows from investing activities:
      Acquisition of property and equipment                            (15,015)                 (24,046)
      Purchases of other assets                                              -                        -
                                                               -----------------     -------------------
          Net cash used in investing activities                        (15,015)                 (24,046)

  Cash flows from financing activities:
      Payments on equipment line of credit                             (20,834)                  (6,944)
      Payments on capital lease obligations                                  -                  (51,493)
      Proceeds from (payments on) operating line of credit            (200,000)                 400,000
      Proceeds from sale of common stock                             1,997,952
      Proceeds from exercise of common stock options
       and warrants                                                     79,275                        -
                                                               ----------------      -------------------
          Net cash provided by financing                             1,856,393                  341,563

          Net increase in cash and cash equivalent                     965,861                 (401,565)

  Cash and cash equivalents, beginning of period                       909,184                1,867,856
                                                               ----------------      -------------------
  Cash and cash equivalents, end of period                     $     1,875,045        $       1,466,291
                                                               ----------------      -------------------
                                                               ----------------      -------------------
  Supplemental disclosure of cash flow information
      Cash paid for:
          Interest                                                      30,690        $          13,439
                                                               ----------------      -------------------
                                                               ----------------      -------------------
          Income taxes                                                     705                      456
                                                               ----------------      -------------------
                                                               ----------------      -------------------

      The accompanying notes are an integral part of these financial statements.

                              MICROFIELD GRAPHICS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters ended April 4, 1998 and March 29, 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 4, 1998 is derived from the Company's Annual Report on From 10-KSB. The accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 3, 1998. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarter ended April 4, 1998 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

     The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's last fiscal year was the 53 weeks ended January 3, 1998. The Company's first fiscal quarters in fiscal 1998 and 1997 were the 13-week periods ended April 4, 1998, and March 29, 1997, respectively.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 128, Earnings Per Share which changes the standards for computing and presenting earnings per share and supersedes Accounting Principles Board Opinion No. 15 Earnings per Share. The FASB also issued SFAS 129 Disclosure of Information About Capital Structure. Both of these statements are effective for financial statements issued for fiscal years ending after December 15, 1997. The adoption of these did not have a material impact on the Company's financial condition or results of operations.

     In June 1997, the FASB issued SFAS 130 Reporting Comprehensive Income which establishes requirements for disclosure of comprehensive income. The FASB also issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which defines how operating segments are determined and requires disclosure of certain financial and descriptive information about operating segments. Both of these statements are effective for financial statements issued for fiscal years ending after December 15, 1997. The adoption of these did not have a material impact on the Company's financial condition or results of operations.

3.  INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market value, and consist of the following:

                                          April 4,    January 3,
                                            1998         1998
                                         ----------  -------------
                     Raw materials        $752,221      $515,122
                     Work in process         --           --
                     Finished goods        161,252       196,878
                                         ----------  ------------
                                          $913,473      $712,000
                                         ----------  ------------
                                         ----------  ------------

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                              April 4,        January 3,
                                               1998              1998
                                           -------------    -------------
             Machinery and equipment         $  820,920       $  805,905
             Capitalized leased assets          236,157          236,157
                                            ------------     ------------
                                              1,057,077        1,042,062
             Less accumulated
               depreciation
               and amortization                 701,044          657,811
                                            ------------     ------------
                                             $  356,033       $  384,251
                                            ------------     ------------
                                            ------------     ------------

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

     The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 7216 SW Durham Road, Portland, OR 97224.

     In July 1997 the Company entered into a General Purchase and Development Agreement with Minnesota Mining and Manufacturing Company (3M), through which 3M will globally market advanced versions of the Company's SoftBoard family of products. Under the terms of the two year agreement, the Company developed specialized versions of the SoftBoard product line exclusively for 3M. Shipments from the Company to 3M began in the fourth quarter 1997. For the three months ended April 4, 1998 and March 29, 1997 approximately 62% and 0%, respectively, of the Company's sales were attributable to 3M.

     The Company's future results of operations will depend on continued and increased market acceptance of its SoftBoard products and the Company's ability to modify them to meet the needs of its customers. Any reduction in demand for, or increasing competition with respect to, these products could have a material adverse effect on the Company's financial condition and results of operations. As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand varies and inventories are adjusted.

     In March 1998 the Company signed a common stock purchase agreement with Steelcase Inc. (Steelcase), pursuant to which Steelcase purchased 350,000 shares of the Company's common stock and a warrant for a total of $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the

Company's common stock at $6.75 per share. The warrant is exerciseable starting on March 16, 1999 and expires on March 16, 2001.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the SoftBoard business for the periods indicated.


                                             FIRST          FIRST
                                            QUARTER        QUARTER
                                             1998           1997
                                           -----------   -------------
    Sales                                     100  %         100  %
    Cost of goods sold                         56             54
                                            --------      ----------
       Gross profit                            44             46
    Research and development expenses          (8)           (18)
    Marketing and sales expenses              (25)           (64)
    General and administrative expenses        (8)           (18)
                                            --------      ----------
       Income (loss) from operations            3            (54)
    Other income (expense)                     (1)            --
                                            --------      ----------
       Income (loss) before provision for
          income taxes                          2            (54)
    Provision for income taxes                 --             --
                                            --------      ----------
    Net income (loss)                           2  %         (54) %
                                            --------      ----------
                                            --------      ----------


FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

     SALES. Sales increased $1,373,000 (116%) to $2,558,000 in the first quarter of 1998 from $1,185,000 in the first quarter of 1997. The increase resulted primarily from shipments to 3M under the OEM agreement announced in July 1997. SEE "OVERVIEW"

     GROSS MARGIN. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 44% in the first quarter of 1998 from 46% in the first quarter of 1997. The decrease in gross margin was due primarily to the lower margins on sales to 3M. OEM agreements typically call for lower gross margins because of the volume of product that is purchased as a result of the agreement.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses decreased $9,000 (4%) to $210,000 in the first quarter of 1998 from $219,000 in the first quarter of 1997. Research and development expenses decreased as a percentage of sales to 8% in the first quarter of 1998 from 18% in the first quarter of 1997. The percentage decrease was due primarily to higher sales levels in the first quarter of 1998 compared to the first quarter of 1997.

     MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $122,000 (16%) to $636,000 in the first quarter of 1998 from $758,000 in the first quarter of 1997. The decrease was due primarily to the shift in sales strategy to increased emphasis on sales through the reseller sales channel. This shift resulted in lower employee costs and reduced sales travel costs. Marketing and sales expenses decreased as a percentage of sales to 25% in the first quarter of 1998 from 64% in the first quarter of 1997. The decrease was due primarily to higher sales levels in the first quarter of 1998 compared to the first quarter of 1997. The Company plans to continue its efforts to build market and product awareness through advertising and attendance at industry trade shows.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $2,000 (1%) to $210,000 in the first quarter of 1998 from $212,000 in the first quarter of 1997. These expenses decreased as a percentage of sales to 8% in the first quarter of 1998 from 18% in the first quarter of 1997. The percentage decrease was due primarily to higher sales levels in the first quarter of 1998 compared to the first quarter of 1997.

     OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Net interest income (expense) decreased $26,000 to $24,000 net other expense in the first quarter of 1998 from $2,000 net other income in the first quarter of 1997. The increase in other expense was due primarily to interest charged on the increased borrowings under the Company's operating line of credit in the first quarter of 1998 compared to the first quarter of 1997.

     INCOME TAXES. The Company recorded a small profit in the first quarter 1998 against which prior net operating losses will be applied. The Company recorded a net loss in the first quarter of 1997. Accordingly, no provision for income taxes, other than minimum state taxes, was provided for in either of these periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and capital expenditures through the private and public sale of equity securities, cash from operations, and borrowings under operating lines of credit. At April 4, 1998, the Company had working capital of approximately $2.9 million and its principal source of liquidity consisted of $1.9 million in cash and cash equivalents. Additionally, as of April 4, 1998, the Company had a $2,000,000 line of credit with its bank, which bears interest monthly at prime (8.5 % at April 4, 1998). At April 4, 1998 $800,000 was outstanding under the line of credit. Accounts receivable increased $863,000 in the first quarter of 1998 primarily due to the shipments to 3M during the quarter. Inventories increased $201,000 in the first quarter of 1998 primarily due to higher inventory purchasing levels. Property and equipment, net of depreciation, decreased by $28,000 primarily due to low fixed asset purchases during the quarter offset by depreciation expense.

     In March 1998 the Company signed a common stock purchase agreement with Steelcase Inc., pursuant to which Steelcase purchased 350,000 shares of the Company's common stock and a warrant, for $2,012,500 in cash, giving Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exerciseable starting on March 16, 1999 and expires on March 16, 2001.

     The Company has no commitments for capital expenditures in material amounts.

     The Company believes its existing cash and cash equivalents, cash available under its operating line of credit, and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                            PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 1998, the Company sold to Steelcase 350,000 shares of the Company's common stock and a warrant giving Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exerciseable starting March 16, 1999 and expires on March 16, 2001. Steelcase paid $2,012,500 in cash for the shares and the warrant. This sale was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because Steelcase is an accredited investor, as that term is defined in Rule 501 of the Act, and the transaction fell within the parameters of Rule 506 of the Act.

ITEM 5.  OTHER INFORMATION

     In connection with the transaction with Steelcase described in Part II,
Item 2 above, the Company and certain of its directors and executive officers entered into a Share Ownership, Voting and Right of First Refusal Agreement with Steelcase dated as of March 19, 1998. This agreement provides among other things, that Steelcase has the right of first offer to shares of the Company's common stock (or any other class or series of the Company's capital stock that gives the holder the right to vote in the election of directors) that the Company proposes to sell in the future, except as provided in the agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibit filed as part of this report is listed below:

          EXHIBIT NO.
          ------------
               10.10**   Common Stock Purchase Agreement dated March 16, 1998
                         between the Registrant and Steelcase Inc., Registration
                         Rights Agreement dated March 19, 1998 between the
                         Registrant and Steelcase Inc., Stock Purchase Warrant
                         to Purchase Shares of Common Stock of Microfield
                         Graphics, Inc. dated March 19, 1998 issued by the
                         Registrant to Steelcase Inc., and Share Ownership,
                         Voting and Right of First Refusal Agreement dated March
                         19, 1998 between the Registrant, Steelcase Inc., John
                         B. Conroy, Scott D. McVay, Randall R. Reed, Michael W.
                         Stansell, Peter F. Zinsli, Donald H. Zurstadt, and
                         William P. Cargile.
                27       Financial data schedule


     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended April 4, 1998.



** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 19, 1998


                         MICROFIELD GRAPHICS, INC.

                         By:_________________________________
                         John B. Conroy
                         President and Chief Executive Officer
                         (Principal Executive Officer)


                         By:_________________________________
                         Randall R. Reed
                         Chief Financial Officer and Secretary
                         (Principal Financial and Accounting Officer)

                                     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May  19, 1998



                         MICROFIELD GRAPHICS, INC.

                         By:/s/JOHN B. CONROY
                            -----------------------------------------
                         John B. Conroy
                         President and Chief Executive Officer
                         (Principal Executive Officer)


                         By:/s/ RANDALL R. REED
                            -----------------------------------------
                         Randall R. Reed
                         Chief Financial Officer and Secretary
                         (Principal Financial and Accounting Officer)