Form 10QSB
period 1998-07-04
MICROFIELD GRAPHICS INC /OR
filed 1998-08-18
CIK 944947

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549


                                 FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended July 4, 1998

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

The number of shares outstanding of the Registrant's Common Stock as of July 31, 1998 was 3,627,919 shares.


Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                           MICROFIELD GRAPHICS, INC.

                                  FORM 10-QSB

                                     INDEX

PART I   FINANCIAL INFORMATION                                            Page
                                                                          ----
         Item 1.   Financial Statements

                   Consolidated Balance Sheet - July 4, 1998
                   and January 3, 1998                                      3

                   Consolidated Statement of Operations - Three and
                   Six Months Ended July 4, 1998 and June 28, 1997          4

                   Consolidated Statement of Cash Flows -Six Months
                   Ended July 4, 1998 and June 28, 1997                     5

                   Notes to Consolidated Financial Statements               6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7


PART II  OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                         11

         Item 5.   Other Information                                        11

         Item 6.   Exhibits and Reports on Form 8-K                         11

                            MICROFIELD GRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                        July 4,       January 3,
                                                         1998            1998
                                                     ------------   ------------
   Current Assets:
     Cash                                              $1,335,939       $909,184
     Accounts receivable, net of allowances
       of $24,848 and $24,680                           1,532,629      1,027,902
     Inventories (Note 3)                                 864,431        712,000
     Prepaid expenses and other                           190,359        216,427
                                                     ------------   ------------
       Total current assets                             3,923,359      2,865,513

     Property and equipment, net (Note 4)                 413,301        384,251
     Other assets                                          63,336         72,444
                                                     ------------   ------------
                                                       $4,399,997     $3,322,208
                                                     ------------   ------------
                                                     ------------   ------------

   Current liabilities:
     Current portion of debt                             $883,333     $1,083,333
     Accounts payable                                     473,021        606,556
     Accrued payroll and payroll taxes                     59,307        193,757
     Unearned income                                       54,588         53,745
     Accrued liabilities                                  220,449        164,483
                                                     ------------   ------------
       Total current liabilities                        1,690,698      2,101,874

     Long-term debt, net of current portion                48,612         90,278
                                                     ------------   ------------
                                                        1,739,310      2,192,152


   Shareholders' equity:
     Common stock, no par value, 25,000,000 shares
       authorized, 3,626,280 and 3,195,575 shares
       issued and outstanding                          14,261,945     12,185,527
     Accumulated deficit                              (11,601,258)   (11,055,471)
                                                     ------------   ------------
       Total shareholders' equity                       2,660,687      1,130,056
                                                     ------------   ------------

                                                       $4,399,997     $3,322,208
                                                     ------------   ------------
                                                     ------------   ------------



  The accompanying notes are an integral part of these consolidated financial statements.

                           MICROFIELD GRAPHICS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Three months ended        Six months ended
                                                  July 4,      June 28,     July 4,      June 28,
                                                   1998          1997        1998          1997
                                                ----------    ---------   ----------   ----------
 Sales                                          $1,839,122    1,182,739   $4,397,046    2,368,106
 Cost of goods sold                              1,130,984      668,198    2,555,091    1,308,759
                                                ----------    ---------   ----------   ----------
   Gross profit                                    708,138      514,541    1,841,955    1,059,347

 Operating expenses
   Research and development                        245,179      210,091      455,497      428,978
   Marketing and sales                             795,491      660,713    1,431,255    1,418,778
   General and administrative                      259,007      253,782      468,656      465,589
                                                ----------    ---------   ----------   ----------
                                                 1,299,677    1,124,586    2,355,409    2,313,345
                                                ----------    ---------   ----------   ----------

 Loss from operations                             (591,539)    (610,045)    (513,454)  (1,253,998)

 Other income (expense)
   Interest income (expense), net                   (7,619)      (2,847)     (31,758)      (1,112)
   Other income, net                                   131         --            131        4,682
                                                ----------    ---------   ----------   ----------

 Loss before provision for income taxes           (599,026)    (612,892)    (545,081)  (1,250,428)

 Provision for income taxes                           --            800          706        1,256
                                                ----------    ---------   ----------   ----------

 Net loss                                        $(599,026)    (613,692)   $(545,787)  (1,251,684)
                                                ----------    ---------   ----------   ----------
                                                ----------    ---------   ----------   ----------

 Net loss per share
   Basic                                             $(.17)        (.19)       $(.16)        (.39)
                                                ----------    ---------   ----------   ----------
                                                ----------    ---------   ----------   ----------
   Diluted                                           $(.17)        (.19)       $(.16)        (.39)
                                                ----------    ---------   ----------   ----------
                                                ----------    ---------   ----------   ----------

 Shares used in per share calculations
   Basic                                         3,625,988    3,195,575    3,454,899    3,195,575
                                                ----------    ---------   ----------   ----------
                                                ----------    ---------   ----------   ----------
   Diluted                                       3,625,988    3,195,575    3,454,899    3,195,575
                                                ----------    ---------   ----------   ----------
                                                ----------    ---------   ----------   ----------



  The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Six months ended
                                                           ------------------------
                                                               July 4,    June 28,
                                                                1998        1997
                                                           -----------  -----------
 Cash Flows From Operating Activities:
 Net loss                                                  $  (545,787) $(1,251,684)

 Adjustments to reconcile net loss to net cash
  used operating activities:
   Depreciation and amortization                                95,574      132,817
   Gain on sale and leaseback of property and equipment           --         (1,626)

 Changes in assets and liabilities:
   Accounts receivable                                        (504,727)      20,737
   Inventories                                                (152,431)     394,890
   Prepaid expenses and other                                   26,068       64,581
   Accounts payable                                           (133,535)    (193,637)
   Accrued payroll and payroll taxes                          (134,450)    (115,425)
   Unearned income                                                 843        1,306
   Accrued liabilities                                          55,964       72,884
                                                           -----------  -----------
     Net cash used in operating activities                  (1,292,481)    (875,157)

 Cash flows from investing activities:
   Investments in marketable securities                           --           --
   Acquisition of property and equipment                      (115,516)     (40,431)
   Purchases of other assets                                      --           --
                                                           -----------  -----------
     Net cash used in investing activities                    (115,516)     (40,431)

 Cash flows from financing activities:
   Payments on equipment line of credit                        (41,666)     (34,720)
   Payments on capital lease obligations                          --        (51,493)
   Proceeds from (payments on) operating line of credit       (200,000)     500,000
   Proceeds from exercise of common stock options
     and warrants                                               86,210         --
   Proceeds from issuance of common stock                    1,990,208         --
   Adjustments to common stock                                    --            349
                                                           -----------  -----------
     Net cash provided by financing activities               1,834,752      414,136

     Net increase (decrease) in cash and cash equivalents      426,755     (501,452)

 Cash and cash equivalents, beginning of period                909,184    1,867,856
                                                           -----------  -----------
 Cash and cash equivalents, end of period                   $1,335,939   $1,366,404
                                                           -----------  -----------
                                                           -----------  -----------

 Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest                                                  $54,478       26,706
                                                           -----------  -----------
                                                           -----------  -----------
     Income taxes                                                  706        1,256
                                                           -----------  -----------
                                                           -----------  -----------


  The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters and the six months ended July 4, 1998 and June 28, 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 3, 1998 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 3, 1998. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarters and the six months ended July 4, 1998 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

     The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 52-week period ended January 2, 1999. The Company's last fiscal year was the 53-week period ended January 3, 1998. The Company's second fiscal quarters in fiscal 1998 and 1997 were the 13-week periods ended July 4, 1998 and June 28, 1997, respectively.

2.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 128, "Earnings Per Share" (SFAS 128), which changes the standards for computing and presenting earnings per share and supercedes Accounting Principles Board Opinion No. 15, "Earnings Per Share." The FASB also issued SFAS 129, "Disclosure of Information About Capital Structure." Both of these are effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the adoption of these to have a material impact on the Company's financial condition or results of operations.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive
Income," which establishes requirements for disclosure of comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which defines how operating segments are determined and requires disclosure of certain financial and descriptive information about operating segments, and is effective for the Company's fiscal year ended December 1998. Reclassification of earlier financial statements for comparative purposes is required. The Company does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

3.   INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:

                                           July 4,     January 3,
                                            1998          1998
                                          --------     ----------
          Raw materials                   $614,249      $515,122
          Finished goods                   250,182       196,878
                                          --------     ----------

                                          $864,431      $712,000
                                          --------     ----------
                                          --------     ----------

4.   PROPERTY AND EQUIPMENT


                                                         July 4,     January 3,
                                                          1998          1998
                                                        --------     ----------
          Machinery and equipment                      $1,157,578   $1,042,062
          Less accumulated depreciation and
            amortization                                  744,277      657,811
                                                        --------     ----------

                                                       $  413,301   $  384,251
                                                        --------     ----------
                                                        --------     ----------

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

     The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 7216 SW Durham Road, Portland, OR 97224.

     In July 1997 the Company entered into a General Purchase and Development Agreement with Minnesota Mining and Manufacturing Company (3M), through which 3M globally markets advanced versions of the Company's SoftBoard family of products. Under the terms of the two year agreement, the

Company developed specialized versions of the SoftBoard product line exclusively for 3M. Shipments from the Company to 3M began in the fourth quarter 1997. For the three months ended July 4, 1998 and June 28, 1997 approximately 52% and 0%, respectively, of the Company's sales were attributable to 3M.

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

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           --------------------      --------------------
                                                           JULY 4,     JUNE 28,      JULY 4,     JUNE 28,
                                                            1998         1997         1998         1997
                                                           -------     --------      -------     --------
     Sales                                                    100  %       100 %        100 %        100 %
     Cost of goods sold                                        61           56           58           55
                                                           -------     --------      -------     --------
       Gross profit                                            39           44           42           45
     Research and development expenses                        (13)         (18)         (10)         (18)
     Marketing and sales expenses                             (43)         (56)         (33)         (60)
     General and administrative expenses                      (14)         (22)         (11)         (20)
                                                           -------     --------      -------     --------
     Loss from operations                                     (32)         (52)         (12)         (53)
     Other income (expense)                                    --           --           --           --
                                                           -------     --------      -------     --------
       Loss before provision for income taxes                 (32)         (52)         (12)         (53)
     Provision for income taxes                                --           --           --           --
                                                           -------     --------      -------     --------
     Net loss                                                 (32) %       (52)%        (12)%        (53)%
                                                           -------     --------      -------     --------
                                                           -------     --------      -------     --------


SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1998 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 1997

     SALES. Sales increased $656,000 (55%) to $1,839,000 in the second quarter of 1998 from $1,183,000 in the second quarter of 1997. Sales increased $2,029,000 (86%) to $4,397,000 in the first six months of 1997 from $2,368,000 in the first six months of 1996. The increases resulted primarily from sales to 3M during the quarter and the first six months of this year. There were no sales to 3M during the same periods in 1997. SEE OVERVIEW.

     GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The

Company's gross margin decreased to 39% in the second quarter of 1998 from 44% in the second quarter of 1997. The Company's gross margin also decreased to 42% in the first six months of 1998 from 45% in the first six months of 1997. The decline in gross margins was due primarily to the high concentration of sales into the Original Equipment Manufacturer (OEM) channel. Sales into this channel traditionally have lower average selling prices, and therefore lower margins, based on the potentially higher volumes that are anticipated in an OEM relationship.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses increased $35,000 (17%) to $245,000 in the second quarter of 1998 from $210,000 in the second quarter of 1997.
These expenses increased $27,000 (6%) to $455,000 in the first six months of 1998 from $429,000 in the first six months of 1997. These increases were due primarily to increases in new product development. Research and development expenses decreased as a percentage of sales to 13% in the first six months of 1998 from 18% in the first six months of 1997. The decrease was due primarily to the higher level of Company revenue in the second quarter of 1998 compared to the second quarter of 1997.

     MARKETING AND SALES EXPENSES. Marketing and sales expenses increased $134,000 (20%) to $795,000 in the second quarter of 1998 from $661,000 in the second quarter of 1997. These expenses decreased $12,000 (1%) to $1,431,000 in the first six months of 1998 from $1,419,000 in the first six months of 1997. The increase between quarters was due primarily to additional costs associated with the creation and introduction of a new advertising program and increased participation in trade shows during the quarter. Marketing and sales expenses decreased as a percentage of sales to 33% in the first six months of 1998 from 60% in the first six months of 1997 primarily due to the higher sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $5,000 (2%) to $259,000 in the second quarter of 1998 from $254,000 in the second quarter of 1997. These expenses increased $3,000 (1%) to $469,000 in the first six months of 1998 from $466,000 in the first six months of 1997. General and administrative expenses decreased as a percentage of sales to 14% in the first six months of 1998 from 20% in the first six months of 1997 primarily due to the higher sales volume.

     OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other expense, net was ($7,000) in the second quarter of 1998 compared to ($3,000) of other expense, net in the second quarter of 1997. Other expense, net was $(32,000) in the first six months of 1998 compared to $4,000 of other income, net in the first six months of 1997. Interest expense increased as a result of increased levels of borrowing under the Company's operating line of credit. Interest income decreased as a result of lower cash balances in the first six months of 1998 compared to the first six months of 1997.

     INCOME TAXES. The Company recorded losses from operations in the second quarters of 1998 and 1997. Accordingly, no provision for income taxes, was provided for in either of these periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and capital expenditures through the private and public sale of equity securities, cash from operations, and borrowings under operating lines of credit. At July 4, 1998, the Company had working capital of approximately $2.2 million and its principal source of liquidity consisted of approximately $1.3 million in cash and cash equivalents. Additionally, as of July 4, 1998, the Company had a $2,000,000 line of credit with its bank, which bears interest monthly at prime (8.5 % at July 4, 1998). At July 4, 1998 $800,000 was outstanding under the line of credit. Accounts receivable increased to $1,500,000 or $505,000 from year end 1997 levels mainly due to increased shipments to 3M.

     The Company has no commitments for capital expenditures in material amounts.

     The Company believes its existing cash and cash equivalents, cash available under its operating line of credit, and cash from operations will be sufficient to fund its operations for at least the next 12 months.

IMPACT OF THE YEAR 2000 ISSUE

The Company has made an assessment of the Year 2000 issue on its internal systems and equipment, and also on its hardware and software products. Based on this assessment, the Company believes that its internal systems have been updated to address the Year 2000 issue, and that its hardware and software products will properly recognize calendar dates beginning in the Year 2000. Accordingly, the Company does not currently expect to incur material costs in connection with the Year 2000 issue.

                          PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting was held on May 20, 1998 at which the actions below were taken. At May 20, 1998, 3,626,280 shares of Common Stock were issued and outstanding.

          1. The following four nominees for directors to the Board of Directors of the Company, all of whom were existing directors and together constituted all of the directors of the issuer, received the following number of votes and were properly elected to the Board of Directors: John B. Conroy (3,023,385 shares for and 14,400 shares withheld), William P. Cargile (3,023,385 shares for and 14,400 shares withheld), Herbert S. Shaw (3,020,685 shares for and 17,100 shares withheld), and James P. Keane (3,023,135 shares for and 14,650 shares withheld).

ITEM 5.   OTHER INFORMATION

          In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after March 9, 1999 (45 days prior to the month and date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive offices of the Company no later than December 21, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibit filed as part of this report is listed below:

               EXHIBIT NO.
                 10.11       Restated 1995 Stock Incentive Plan dated May 11,
                             1998.
                 27          Financial data schedule

          (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended July 4, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 18, 1998

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

Dated:   August 18, 1998

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