Form 10QSB
period 1998-10-03
MICROFIELD GRAPHICS INC /OR
filed 1998-11-17
CIK 944947

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549


                                    FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended October 3, 1998

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

The number of shares outstanding of the Registrant's Common Stock as of October 31, 1998 was 3,684,313 shares.


Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                             MICROFIELD GRAPHICS, INC.

                                    FORM 10-QSB

                                       INDEX

PART I    FINANCIAL INFORMATION                                            Page
                                                                           ----
     Item 1.   Financial Statements

               Consolidated Balance Sheet - October 3, 1998
               and January 3, 1998                                            3

               Consolidated Statement of Operations -Three and
               Nine Months Ended October 3, 1998 and September 27, 1997       4

               Consolidated Statement of Cash Flows -Nine Months
               Ended October 3, 1998 and September 27, 1997                   5

               Notes to Consolidated Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            7


PART II    OTHER INFORMATION

     Item 1    Legal Proceedings                                            11

     Item 6.   Exhibits and Reports on Form 8-K                             11

                             MICROFIELD GRAPHICS, INC.

                            CONSOLIDATED BALANCE SHEET

                                                                     October 3,     January 3,
                                                                        1998            1998
                                                                    ------------   ------------
  Current assets:
    Cash
    Cash and cash equivalents                                      $   1,378,869  $     909,184
    Accounts receivable, net of allowances
         of $27,293 and $24,680                                          843,149      1,027,902
    Inventories (Note 3)                                                 904,789        712,000
    Prepaid expenses and other                                           151,460        216,427
                                                                    ------------   ------------
          Total current assets                                         3,278,267      2,865,513

    Property and equipment, net (Note 4)                                 416,545        384,251
    Other assets                                                          58,783         72,444
                                                                    ------------   ------------
                                                                   $   3,753,595  $   3,322,208
                                                                    ------------   ------------
                                                                    ------------   ------------

  Current liabilities:
    Current portion of debt                                        $     858,333  $   1,083,333
    Accounts payable                                                     412,770        606,556
    Accrued payroll and payroll taxes                                    108,743        193,757
    Unearned income                                                       47,845         53,745
    Accrued liabilities                                                  223,136        164,483
                                                                    ------------   ------------
          Total current liabilities                                    1,650,827      2,101,874

    Long-term debt, net of current portion                                27,778         90,278
                                                                    ------------   ------------
                                                                       1,678,605      2,192,152


  Shareholders' equity:
    Common stock, no par value, 25,000,000 shares
        authorized, 3,631,044 and 3,211,813 shares
        issued and outstanding                                        14,269,413     12,185,527
    Accumulated deficit                                              (12,194,423)   (11,055,471)
                                                                    ------------   ------------
          Total shareholders' equity                                   2,074,990      1,130,056

                                                                   $   3,753,595  $   3,322,208
                                                                    ------------   ------------
                                                                    ------------   ------------




The accompanying notes are an integral part of these consolidated financial statements.

                             MICROFIELD GRAPHICS, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS



                                                       Three months ended          Nine months ended
                                                  October 4,    September 27,   October 4,    September 27,
                                                     1998           1997           1998           1997
                                                 ------------   ------------   ------------   ------------
Sales                                           $  1,245,020      1,556,294   $  5,642,067      3,924,400
Cost of goods sold                                   719,199        747,770      3,274,290      2,056,529
                                                 ------------   ------------   ------------   ------------
   Gross profit                                      525,821        808,524      2,367,777      1,867,871

Operating expenses
   Research and development                          254,862        326,801        710,360        755,779
   Marketing and sales                               619,413        671,684      2,050,668      2,090,462
   General and administrative                        236,382        229,106        705,039        694,695
                                                 ------------   ------------   ------------   ------------
                                                   1,110,657      1,227,591      3,466,067      3,540,936
                                                 ------------   ------------   ------------   ------------

Loss from operations                                (584,836)      (419,067)    (1,098,290)    (1,673,065)

Other income (expense)
   Interest income (expense), net                     (7,626)        (9,531)       (39,384)       (10,643)
   Other income, net                                      98           --              228          4,683
                                                 ------------   ------------   ------------   ------------

Loss before provision for income taxes              (592,364)      (428,598)    (1,137,446)    (1,679,025)

Provision for income taxes                               800          1,061          1,505          2,317
                                                 ------------   ------------   ------------   ------------

Net loss                                        $   (593,164)      (429,659)  $ (1,138,951)    (1,681,342)
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------

Net loss per share
     Basic                                      $       (.16)          (.13)  $       (.32)          (.53)
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------
     Diluted                                    $       (.16)          (.13)  $       (.32)          (.53)
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------

Shares used in per share calculations
     Basic                                         3,627,984      3,196,794      3,512,594      3,195,981
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------
     Diluted                                       3,627,984      3,196,794      3,512,594      3,195,981
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------







The accompanying notes are an integral part of these consolidated financial statements.

                             MICROFIELD GRAPHICS, INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                            Nine months ended
                                                                   ---------------------------------
                                                                    October 3,         September 27,
                                                                       1998                 1997
                                                                   -------------       -------------
Cash Flows From Operating Activities:
Net loss                                                          $   (1,138,951)     $   (1,681,342)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                        143,361             190,522
    Gain on sale and leaseback of property and equipment                    --                (1,626)

  Changes in assets and liabilities:
    Accounts receivable                                                  184,753            (182,124)
    Inventories                                                         (192,789)            381,844
    Prepaid expenses and other                                            64,967              35,635
    Accounts payable                                                    (193,786)             84,081
    Accrued payroll and payroll taxes                                    (85,014)           (144,797)
    Unearned income                                                       (5,900)                 78
    Accrued liabilities                                                   58,653             120,096
                                                                   -------------       -------------
        Net cash used in operating activities                         (1,164,706)         (1,197,633)

Cash flows from investing activities:
    Acquisition of property and equipment                               (161,994)            (46,561)
                                                                   -------------       -------------
        Net cash used in investing activities                           (161,994)            (46,561)

Cash flows from financing activities:
    Payments on equipment line of credit                                 (62,500)            (55,552)
    Payments on capital lease obligations                                   --               (51,493)
    Proceeds from (payments on) operating line of credit                (225,000)            700,000
    Proceeds from exercise of common stock options
      and warrants                                                        93,677               4,347
    Proceeds from issuance of common stock                             1,990,208                --
                                                                   -------------       -------------
        Net cash provided by financing activities                      1,796,385             597,302

        Net increase (decrease) in cash and cash equivalents             469,685            (646,892)

Cash and cash equivalents, beginning of period                           909,184           1,867,856
                                                                   -------------       -------------
Cash and cash equivalents, end of period                          $    1,378,869      $    1,220,964
                                                                   -------------       -------------
                                                                   -------------       -------------

Supplemental disclosure of cash flow information:
    Cash paid for:
        Interest                                                  $       76,517      $       48,248
                                                                   -------------       -------------
                                                                   -------------       -------------
                                                                  $          705      $        2,317
                                                                   -------------       -------------
                                                                   -------------       -------------




The accompanying notes are an integral part of these consolidated financial statements.

                             MICROFIELD GRAPHICS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters and the nine months ended October 3, 1998 and September 27, 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 3, 1998 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 3, 1998. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarters and the nine months ended October 3, 1998 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

     The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 52-week period ending January 2, 1999. The Company's last fiscal year was the 53-week period ended January 3, 1998. The Company's third fiscal quarters in fiscal 1998 and 1997 were the 13-week periods ended October 3, 1998 and September 27, 1997, respectively.


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

3.  INVENTORIES


     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:


                                           October 3,         January 3,
                                              1998              1998
                                        -------------      --------------
           Raw materials                  $    587,248       $    515,122
           Finished goods                      317,541            196,878
                                        -------------      --------------
                                          $    904,789       $    712,000
                                        -------------      --------------
                                        -------------      --------------


4. PROPERTY AND EQUIPMENT


                                            October 3,        January 3,
                                               1998              1998
                                         --------------    --------------
           Machinery and equipment         $  1,204,056      $  1,042,062
           Less accumulated
           depreciation and
           amortization                         787,511           657,811
                                         --------------    --------------
                                           $    416,545      $    384,251
                                         --------------    --------------
                                         --------------    --------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Microfield Graphics, Inc. (the "Company") develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The principal purpose of these products is to make meetings more productive and cost effective by capturing ideas from all meeting members (whether they are located locally or linked remotely through a computer and an audio hookup) and making the information available to all of the linked systems, where everyone involved can see and interact with the information produced and presented. The Company's product lines incorporate a series of digital whiteboards, digital whiteboard rear projection systems and interactive plasma display systems under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers over standard telephone lines, networks and the Internet.

     The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 7216 SW Durham Road, Portland, OR 97224.

     In July 1997 the Company entered into a General Purchase and Development Agreement with Minnesota Mining and Manufacturing Company (3M), through which 3M globally markets advanced versions of the Company's SoftBoard family of products. Under the terms of the two year agreement, the

Company developed specialized versions of the SoftBoard product line exclusively for 3M. The Company recorded revenue from non-recurring engineering services in the third and fourth quarters of 1997 and the first quarter of 1998. Product shipments from the Company to 3M began in the fourth quarter 1997. For the three months ended October 3, 1998 and September 27, 1997 approximately 4% and 10%, respectively, of the Company's sales were attributable to 3M.

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


                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                               -----------------------      -----------------------
                                                OCT. 3,      SEPT. 27,        OCT. 3,      SEPT. 27,
                                                 1998          1997            1998           1997
                                               --------      ---------       --------      ---------
  Sales                                             100  %         100  %         100  %         100  %
  Cost of goods sold                                 58             48             58             52
                                               --------      ---------       --------      ---------
     Gross profit                                    42             52             42             48
  Research and development expenses                 (20)           (21)           (13)           (19)
  Marketing and sales expenses                      (50)           (43)           (36)           (53)
  General and administrative expenses               (19)           (15)           (12)           (18)
                                               --------      ---------       --------      ---------
   Loss from operations                             (47)           (27)           (19)           (42)
  Other income (expense)                             (1)            (1)            (1)            --
                                               --------      ---------       --------      ---------
     Loss before provision for income taxes         (48)           (28)           (20)           (42)
  Provision for income taxes                         --             --             --             --
                                               --------      ---------       --------      ---------
  Net loss                                          (48) %         (28) %         (20) %         (42) %
                                               --------      ---------       --------      ---------



THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997

     SALES. Sales decreased $311,000 (20%) to $1,245,000 in the third quarter of 1998 from $1,556,000 in the third quarter of 1997. Sales increased $1,718,000 (44%) to $5,642,000 in the first nine months of 1997 from $3,924,000 in the first nine months of 1997. The decrease for the three month period resulted primarily from lower revenue from 3M during the current quarter compared to the same quarter in 1997. The increase for the first nine months of this year resulted primarily from shipment of the initial commitment of product to 3M under the agreement the Company signed with it in July of 1997. SEE OVERVIEW.

     GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 42% in the third quarter of 1998 from 52% in the third quarter of 1997. The Company's gross margin also decreased to 42% in the first nine months of 1998 from 48% in the first nine months of 1997. The decline in gross margin during the third quarter of 1998 was due primarily to the high concentration of non-recurring engineering revenue charged to 3M during the third quarter of 1997. Much of the work associated with that revenue had been done in previous quarters, therefore the cost associated with the revenue in that quarter was low. Gross margins for the nine months decreased between years as a result of the lower margins provided from sales to 3M in the original equipment manufacturer (OEM) channel. Sales into this channel traditionally have lower average selling prices, and therefore lower margins, based on the potentially higher volumes that are anticipated in an OEM relationship.


     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses decreased $72,000 (22%) to $255,000 in the third quarter of 1998 from $327,000 in the third quarter of 1997. These expenses decreased $46,000 (6%) to $710,000 in the first nine months of 1998 from $756,000 in the first nine months of 1997. These decreases were due primarily to lower new product development costs incurred during the current periods. Research and development expenses decreased as a percentage of sales to 13% in the first nine months of 1998 from 19% in the first nine months of 1997. The decrease was due primarily to the higher level of Company revenue in the first nine months of 1998 compared to the same period in 1997.


     MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $52,000 (8%) to $619,000 in the third quarter of 1998 from $671,000 in the third quarter of 1997. These expenses decreased $40,000 (2%) to $2,050,000 in the first nine months of 1998 from $2,090,000 in the first nine months of 1997. The decrease between quarters was due primarily to lower costs associated with the current advertising program and decreased participation in trade shows during the quarter. Marketing and sales expenses decreased as a percentage of sales to 36% in the first nine months of 1998 from 53% in the first nine months of 1997 primarily due to the higher sales volume in 1998.


     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $7,000 (3%) to $226,000 in the third quarter of 1998 from $229,000 in the third quarter of 1997. These expenses increased $10,000 (1%) to $705,000 in the first nine months of 1998 from $695,000 in the first nine months of 1997. General and administrative expenses decreased as a percentage of sales to 12% in the first nine months of 1998 from 18% in the first nine months of 1997 primarily due to the higher sales volume in 1998.


     OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other expense, net was ($8,000) in the third quarter of 1998 compared to ($10,000) of other expense, net in the third quarter of 1997. Other expense, net was $(39,000) in the first nine months of 1998 compared to $(6,000) of other expense, net in the first nine months of 1997. Interest expense increased as a result of increased levels of borrowing under the Company's operating line of credit. Interest income decreased as a result of lower cash balances in the first nine months of 1998 compared to the first nine months of 1997.


     INCOME TAXES. The Company recorded losses from operations in the third quarters of 1998 and 1997. Accordingly, no provision for income taxes, was provided for in either of these periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and capital expenditures through the private and public sale of equity securities, cash from operations, and borrowings under operating lines of credit. At October 3, 1998, the Company had working capital of approximately $1.7 million and its principal source of liquidity consisted of approximately $1.4 million in cash and cash equivalents. Additionally, as of October 3, 1998, the Company had a $2,000,000 line of credit with its bank using its accounts receivable and certain of its inventory as collateral. The operating line bears interest monthly at prime (8.5 % at October 3, 1998). At October 3, 1998 $775,000 was outstanding under the line of credit. Accounts receivable decreased to $843,000 from $1,028,000 at the end of 1997, and inventory increased to $905,000 from $712,000 at the end of 1997.

     The Company has no commitments for capital expenditures in material amounts.

     The Company believes its existing cash and cash equivalents, cash available under its operating line of credit, and cash from operations may not be sufficient to fund its operations for at least the next 12 months, and is looking at alternative means of financing the business should the above sources be insufficient.


IMPACT OF THE YEAR 2000 ISSUE

The Company has made an assessment of the Year 2000 issue on its internal systems and equipment, its hardware and software products, and on the systems of its vendor base. Based on this assessment, the Company believes that its internal systems have been updated to address the Year 2000 issue, its hardware and software products will properly recognize calendar dates beginning in the Year 2000, and its vendor base is appropriately addressing the Year 2000 issues. Accordingly, the Company believes it is Year 2000 ready and does not currently expect to incur any material costs in connection with the Year 2000 issue.

                            PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On October 5, 1998 a former temporary leased employee filed a complaint in federal district court for the district of Oregon (Schmechel vs. Microfield Graphics, Inc.), alleging gender discrimination and harassment in addition to a state wrongful constructive discharge claim. The plaintiff has alleged emotional distress, economic loss and punitive damages totaling $1.4 million. No members of the Company's management were named in the suit. The Company believes the complaints are without merit and intends to defend these actions vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibit filed as part of this report is listed below:

          Exhibit No.
          -----------
              27         Financial data schedule

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended October 3, 1998.

                                     SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 17, 1998

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

Dated:   November 17, 1998

                         MICROFIELD GRAPHICS, INC.

                         By:/s/JOHN B. CONROY
                            -----------------
                         John B. Conroy
                         President and Chief Executive Officer
                         (Principal Executive Officer)


                         By:/s/ RANDALL R. REED
                            -------------------
                         Randall R. Reed
                         Chief Financial Officer and Secretary
                         (Principal Financial and Accounting Officer)