Form 10KSB
period 1999-01-02
MICROFIELD GRAPHICS INC /OR
filed 1999-04-02
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 1O-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January, 2 1999

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $ 6,646,000.

The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 1999 was $7,604,231, computed by reference to the average bid and asked prices as reported on the Nasdaq SmallCap Market.

The number of shares outstanding of the Registrant's Common Stock as of February 28, 1999 was 3,686,900 shares.

The index to exhibits appears on page 15 of this document.

                       DOCUMENTS INCORPORATED BY REFERENCE

The issuer has incorporated into Part III of Form 10-KSB, by reference, portions of its Proxy Statement dated April 19, 1999.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                            MICROFIELD GRAPHICS, INC.
                                FORM 10-KSB INDEX

                             PART I

                                                                          Page
Item 1.   Description of Business                                            3
Item 2.   Description of Property                                            8

Item 3.   Legal Proceedings                                                  8

Item 4.   Submission of Matters to a Vote of Security Holders                9


                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           9

Item 6.   Management's Discussion and Analysis of Financial Condition or
          Plan of Operation                                                  9

Item 7.   Financial Statements                                              14

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          14

                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 14

Item 10.  Executive Compensation                                            15

Item 11.  Security Ownership of Certain Beneficial Owners and Management    15

Item 12.  Certain Relationships and Related Transactions                    15

Item 13.  Exhibits and Reports on Form 8-K                                  16


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Microfield Graphics, Inc. (the "Company") develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The principal purpose of these products is to make meetings more productive and cost effective by capturing ideas from all meeting members (whether they are located locally or linked remotely through a computer and an audio hookup) and making the information available to all of the linked systems, where everyone involved can see and interact with the information produced and presented. The Company's product lines incorporate a series of digital whiteboards, digital whiteboard rear projection systems, and interactive plasma display systems under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers over standard telephone lines, networks and the Internet.

The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 7216 SW Durham Road, Portland, OR 97224.

PRODUCTS

The Company produces three SoftBoard Series 200 SoftBoard models: a wall-mounted SoftBoard (Model 201), a mobile SoftBoard on casters (Model 203) and a smaller SoftBoard designed for personal offices or cubicles (Model
205). Each SoftBoard can be purchased for use with either an IBM-compatible personal computer (PC) or a Macintosh computer. Each SoftBoard includes the Company's proprietary bundled application software that stores the information written on SoftBoard surface in a computer file and provides capabilities for playback, printing, distribution and use in other applications. The playback feature uses a VCR-like interface and allows the user to review information recorded on the SoftBoard, stroke-by-stroke, page-by-page, or to move rapidly between multiple pages of a session. The writing surface of each SoftBoard is high-quality, porcelain-on-steel.

The SoftBoard System 500 product was introduced in June 1998. The SoftBoard System 500 product line currently consists of four different variations of interactive, Softboard enhanced plasma displays. These models include a 40" (Diagonal measurement) interactive plasma display with VGA resolution, a 50" interactive display with 1280 X 768 resolution and two 42" interative plasma displays with 852 X 480 resolution. The SoftBoard System 500 models incorporate a plasma display with the SoftBoard proprietary laser scanning data acquisition technology. The plasma displays are flat panel monitors that can be hung on walls, or can be hung on mobile carts, and connected to a personal computer. Through use of the SoftBoard laser scanning technology, and SoftBoard's electronic pen, the user interacts with the software on the surface of the plasma display in the same manner as he would by using a mouse. By touching the front of the display the user can drive any software program or presentation and allow a room full of meeting participants to see the product of his work as he is creating it.

This interactive plasma display and its local computer can be connected to other remotely located computers and plasma displays anywhere in the world. These attached systems allow the remote users to interact with each other by sharing each others' files and manipulating the data from any of the locations as the work sessions dictate. The benefit of this technology is that one can have a meeting with people from anywhere in the world, where the participants can interact with each other, share and manipulate each others' data, without the cost and time involved with bringing each meeting participant to one location.

The SoftBoard System 500 uses the same SoftBoard application software as the Series 200 products. Original information written or drawn on the plasma display surface, is displayed simultaneously on the plasma display, in electronic ink. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications.

The SoftBoard System 400 product integrates a SoftBoard into a rear-projection system. In this application, the porcelain-on-steel SoftBoard writing surface is replaced with a translucent writing surface. Inside this self-contained unit an LCD projector projects the output of a connected PC onto the rear surface of the SoftBoard. Pen strokes on the SoftBoard surface (using an electronic pen) are then captured and transmitted through the PC to the LCD projector and then back up onto the rear of the SoftBoard surface, in electronic ink. The electronic pen also acts as a mouse and allows the user to interact with the software that is displayed on the SoftBoard surface. This product creates a room-sized interactive computer screen allowing a user to combine information already in a computer file with new information created during a collaborative session. This can be accomplished with a computer hooked up directly in the room, with a computer somewhere else on the network, or over the Internet with one or more remote sites. The SoftBoard System 400 enhances both single-site and multiple-site meetings due to the interactivity of the rear-projection system. The SoftBoard System 400 allows groups of people either in one location or in multiple locations to view the information in a room-sized setting and to interact with the information in the computer file in all locations.

The SoftBoard System 300 product is aimed at the market that wants the interactivity that the SoftBoard input technology offers, in the customer's rear projection application. The SoftBoard System 300 is a Model 201 SoftBoard with a translucent writing surface in place of a porcelain writing surface. Typically, the customer has a dedicated room outfitted with a very high end, very high resolution projector. The SoftBoard System 300 is either built into a false wall, behind which the projector is placed, or is designed into a custom built cabinet that also houses the projector. The SoftBoard System 300 is then used in the same manner as the SoftBoard System 400.

The SoftBoard Systems 300, 400, and 500 products allow a roomful of people to be involved in a group working session where remote collaboration is needed and a computer is running Windows and any Windows conferencing application such as ProShare, NetMeeting, or Netscape Collaborator.

The comparative features of the Company's SoftBoard models are set forth below.

----------------- -------------------- --------------- --------------------------------------------------------
   SOFTBOARD            WRITING
     MODEL           SURFACE SIZE           MSRP                              FEATURES
----------------- -------------------- --------------- --------------------------------------------------------
      201            40.5 x 54 inches      $3,295      Wall-mounted SoftBoard; large writing area
                                                       for presentations and meetings
----------------- -------------------- --------------- --------------------------------------------------------
      203              35 x 47 inches      $3,995      Mobile SoftBoard; includes storage shelf for
                                                       computer equipment
----------------- -------------------- --------------- --------------------------------------------------------
      205            24 x 25.5 inches      $2,795      Personal SoftBoard for use in an office or
                                                       cubicle environment; excellent for meeting
                                                       preparation or private brainstorming
----------------- -------------------- --------------- --------------------------------------------------------
      501         40" diagonal screen     $18,500      Interactive plasma display for use in meetings and
                  50" diagonal screen                  presentations, consisting of a plasma display monitor
      503                                 $32,500      with VGA resolution on the Model 501, and 1280 x 768
                                                       resolution on the Model 503, Digital Signal Processing
                                                       (DSP) unit, active pen, Infra-Red (IR) electronics for
                                                       the pen, and software
----------------- -------------------- --------------- --------------------------------------------------------
      511         42" diagonal screen     $18,500      Interactive plasma display for use in meetings and
                  42" diagonal screen                  presentations, consisting of a plasma display monitor
      512                                 $21,500      with 852 x 480 resolution on both 42 inch models, DSP
                                                       unit, active pen, IR electronics for the pen, and
                                                       software
----------------- -------------------- --------------- --------------------------------------------------------


----------------- -------------------- --------------- --------------------------------------------------------
      423           35 x 47 inches        $18,900      Self-enclosed rear-projection system consisting of
                                                       SoftBoard rear projection screen, SVGA resolution
                                                       projector, DSP unit, active pen, IR electronics for
                                                       the pen, and software
----------------- -------------------- --------------- --------------------------------------------------------
      443           35 x 47 inches        $21,400      Self-enclosed rear-projection system consisting of
                                                       SoftBoard rear projection screen, XGA resolution
                                                       projector, DSP unit, active pen, IR electronics for
                                                       the pen, and software
----------------- -------------------- --------------- --------------------------------------------------------
      301         40.5 x 54 inches         $8,000      Rear-projection systems with choice of mounting
                                                       options, include SoftBoard frame, rear projection
      303                                  $7,500      screen, DSP unit, active pen, IR electronics for the
                    35 x 47 inches                     pen and software; requires a projector, enclosure and
                                                       mounting.
----------------- -------------------- --------------- --------------------------------------------------------


Features of the Company's software are set forth below. All software is included with the purchase of a SoftBoard.

------------------------------- --------------------------------------------------------
           SOFTWARE                                     FEATURES
------------------------------- --------------------------------------------------------
SBMeeting, SBJournal, and       Provides the basic application software for the
SBRemote                        SoftBoard, its communication with the attached
                                personal computer and viewing at a remote site via a
                                network and shared files.

------------------------------- --------------------------------------------------------
SBRemote                        Provides connection with a PC/SoftBoard at
                                a remote site via modem, network or video
                                telecommunication process

------------------------------- --------------------------------------------------------
Advanced Softkeys               Allows control of PC functions directly from
                                the SoftBoard surface, i.e. print, replay and record

------------------------------- --------------------------------------------------------
SBProjection                    Converts SoftBoard to a front projection,
                                interactive display using any LCD projector;
                                also used with rear projection and plasma
                                display systems.

------------------------------- --------------------------------------------------------
SBTemplate                      Adapts manual status board formats to SoftBoard,
                                recording dynamic information changes on a "fill
                                in the blank" basis and communicates to remote
                                sites.

------------------------------- --------------------------------------------------------
SBMarkup                        Provides ability to annotate various Windows
                                application screens when used with SBProjection.

------------------------------- --------------------------------------------------------


The pens and erasers used with SoftBoard are available directly from the Company and from resellers.

SoftBoards are used by businesses, schools and governmental agencies for meetings, training and work group development sessions, to augment traditional audio and video conferencing sessions with graphics and interactivity, and for scheduling and status updates.

PRODUCT DEVELOPMENT

During 1998, the Company's engineering efforts were focused in three main product development areas. In June 1998, the Company introduced its newest product, the System 500 Interactive Plasma Display. This product combines the SoftBoard technology with the latest monitor technology, the flat screen plasma display. This interactive plasma display allows a large screen area for presentations and group meetings. The interactive technology gives both local and remotely located users the ability to share control of the computer, and images that are displayed on the plasma's screen.

In June 1998 the Company introduced a new suite of software called Release
2.0. This software enhancement increases the local productivity of existing customers, is attractive for a wider range of casual, walk-in meeting room applications, and continues to take advantage of rapid external developments in the area of computer-aided remote conferencing. Release 2.0 is distributed on CD-Rom.

Also during 1998, the Company continued development of its next generation SoftBoard Series 200 products. These new products will incorporate new proprietary technology that will enhance the functionality and usability of SoftBoard products. The addition of these new products will expand the Series 200 product line to include products of new dimensions to be used in a variety of applications.

The Company intends to continue to enhance and add to its family of proprietary hardware and software products that will provide an upgrade path for all existing customers.

The Company expended approximately $1.0 million in research and development costs in each of fiscal years 1998 and 1997. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN ITEM 7.

MARKETING, SALES AND DISTRIBUTION

The Company markets its SoftBoard products to resellers, OEMs and directly to end users in the United States and to distributors and resellers outside the United States. The Company's Vice President, Sales oversees the domestic resellers, OEM accounts and end user accounts. The Company's Director of International Sales manages the international distributors and resellers. The Company sells SoftBoards directly to end users through a telemarketing and telesales group at its Portland, Oregon offices.

In July 1997, the Company entered into a two-year general purchase and development agreement with 3M through which 3M markets, on a global basis, advanced versions of the Company's SoftBoard products under the 3M brand name "Ideaboard." Shipments to 3M began in the fourth quarter of 1997, and totaled 1422 units through the end of 1998. 3M has not purchased any significant quantities of SoftBoard products since June 1998. The agreement between 3M and the Company expires in July 1999. There is no assurance that 3M will renew the agreement, and there is no assurance that 3M will purchase any significant quantities of SoftBoard products in the future. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted. The decrease in sales to 3M in the second half of 1998 had an adverse effect on the Company's results of operations.

MANUFACTURING AND SUPPLY

The principal components of the various SoftBoard models consist of lasers, scanners, electronic subassemblies, the porcelain-on-steel and translucent glass writing surfaces, metal housing and frame parts, LCD projectors, and plasma display monitors. The Company buys and tests parts manufactured to its specifications and delivers certain electronic components to subcontractors for subassembly. The Company assembles the final product. Final assembly includes precise alignment of the lasers and scanners and final testing. The Company generally ships products from its facility within one day after receipt of an order.

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

The Company's production facility is located at its headquarters in Portland, Oregon. It consists of approximately 21,000 square feet of space for raw materials storage, finished goods storage and production of all of its SoftBoard products.

COMPETITION

The Company believes the ability to compete effectively in the market for computer-assisted conferencing and presentation products generally, and electronic whiteboards particularly, depends upon price and key product characteristics, including ease of use, positional accuracy, reliability, durability and applications software.

There are a small number of competitors selling electronic whiteboards and conferencing. Most of the competitors that manufacture electronic whiteboards with capabilities somewhat similar to those of SoftBoard use pressure-sensitive surfaces, which the Company believes are generally awkward to use because of the pressure required to register the writing and which the Company believes are less durable than SoftBoard's porcelain-on-steel writing surface. Additionally, the Company believes SoftBoard's functionality and long-term reliability is significantly greater than current competitors.

As a result of the Company's OEM agreement with 3M (see MARKETING, SALES & DISTRIBUTION), 3M is selling SoftBoard products under the 3M brand name "Ideaboard." The agreement with 3M does not contain any exclusivity relative to selling into specific markets. Therefore, 3M is a significant competitor. In the fourth quarter of 1998, in an effort to reduce inventories, 3M began selling its Ideaboard products at prices significantly below the prices that the Company charges for its products. This had a significant adverse effect on the Company's sales volume in the fourth quarter 1998.

The Company also competes with manufacturers of simple electronic copyboards, conferencing software and front- and rear-projection systems. Electronic copy boards, which generally range in price from approximately $1,500 to approximately $4,500, provide only black and white printouts on thermal paper, may or may not be connected to a computer and offer limited ability to store the screen image for subsequent playback and review or transmission to remote locations. In addition, the meeting or presentation process is typically interrupted and delayed while participants wait for the written information to be scanned and copied.

Certain software products provide conferencing and "shared whiteboard" capabilities in software. The users run an application on the PC that allows them to mark up documents on computer screens and share them with other users on a network. Input is limited to keyboard, mouse or graphics tablet; few of these products have the capability to draw or write on a whiteboard surface. These software-only products do not allow for a group of people in the same room to share and interact with the information. The Company believes these software "shared whiteboard" products are complementary to SoftBoard because SoftBoard provides an input device that can be used directly with many of these software products.

The Company is aware of several competitors that offer a rear-projection system. The competitive systems use a pressure sensitive surface. With pressure sensitive technology a limited amount of light can be projected through the writing surface making it more difficult for the user and any other participants to view the image on the display, thereby requiring the lights in the meeting room to be turned off. Their product is also subject to alignment problems if moved even slightly, and is not supplied with an integrated LCD projector. The Company believes that the System 400 is superior to this product because of the greater amount of light that is delivered through the System 400 writing surface, it can be moved across the room or around the world with minimal, and often no alignment problems, and it is complete and ready to connect to a personal computer for immediate use.

The Company is not aware of any competitors that offer an interactive plasma display system with the same or similar functionality that the System 500 models possess. These capabilities include the ability to interactively run all software applications and manipulate images in fine granular detail such as Computer Aided Design (CAD) drawings.

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

INTELLECTUAL PROPERTY

The Company was issued United States Patent No. 5,248,856 in September 1993 for the main graphic data-acquisition technology incorporated in Softboard. Canadian Patent No. 2100624 covering this technology was issued to the Company in July of 1997. European patent No. 0600576 covering the system technology was issued to the Company in October 1998. In April 1997, the Company was issued U. S. Patent No. 5,623,129 covering the code-based, electromagnetic-field-responsive graphic data-acquisition system. In September 1997, the Company was issued U. S. Patent No. 5,665,942 for the optical scanning system employing laser and laser safety control.

The Company currently holds eight separate patents on various technology incorporated in the SoftBoard products. In addition, the Company will file other patent applications for new SoftBoard product features and technology. The Company relies on copyright protection for its proprietary software. Additionally, SoftBoard-Registered Trademark- and Microfield Graphics-Registered Trademark- are registered trademarks of the Company in the United States, and trademark applications have been filed for the phrases "See What I'm Saying," and "Group Desktop."

The Company protects its intellectual property rights through a combination of patents, copyrights, trade secret and other intellectual property law, nondisclosure agreements and other measures. The Company believes, however, that its financial performance will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon such protection.

GOVERNMENT REGULATION

SoftBoard uses low-powered infrared lasers, similar to those used in compact disc players and laser printers. The Company has independently tested its products and believes it complies with the applicable industry and governmental safety requirements for lasers.

EMPLOYEES

As of February 28, 1999, the Company employed 42 persons. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company's facilities in Portland, Oregon, consist of approximately 34,000 square feet, with 13,000 square feet of office space and 21,000 square feet of manufacturing space. The Company occupies this facility pursuant to a non-cancelable lease which expires in 2003.

ITEM 3. LEGAL PROCEEDINGS

On October 5, 1998 a former temporary leased employee filed a complaint in federal district court for the district of Oregon (Schmechel vs. Microfield Graphics, Inc.), alleging gender discrimination and harassment in addition to a state law wrongful constructive discharge claim. The plaintiff has alleged emotional distress, economic loss and punitive damages totaling $1.4 million. No members of the Company's management were named in the suit. The Company believes the complaints are without merit and intends to defend these actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended January 2, 1999.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq SmallCap Market under the symbol "MICG." The following table sets forth the high and low sales prices as reported by the Nasdaq SmallCap Market for the periods indicated.

                                          LOW            HIGH
                                          ---            ----
FISCAL 1997
First Quarter                          $ 1 3/8          $ 3 1/4
Second Quarter                         $   3/4            1 3/4
Third Quarter                            1 1/2            3 1/8
Fourth Quarter                           2 1/16           4 1/8

FISCAL 1998
First Quarter                          $ 3 5/8          $ 8 3/4
Second Quarter                           4 1/16           9 3/16
Third Quarter                            2                4 15/16
Fourth Quarter                           1 3/8            2 7/8


There were 159 shareholders of record and the Company believes approximately 1600 beneficial shareholders at March 22, 1999. There were no cash dividends declared or paid in fiscal years 1998 or 1997. The Company does not anticipate declaring such dividends in the foreseeable future.

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

In July 1997, the Company entered into a general purchase and development agreement with 3M, through which 3M globally markets advanced versions of the Company's SoftBoard products under the 3M brand name "Ideaboard." Under the terms of the two-year agreement, the Company developed specialized versions of their SoftBoard product line for 3M. Production and initial shipments of the 3M product started in the fourth quarter of 1997. There have been no shipments of significant quantities of SoftBoard products to 3M since the end of the second quarter 1998. The agreement between 3M and the Company expires in July 1999. There is no assurance that 3M will renew the agreement, and there is no assurance that 3M will purchase any significant quantities of SoftBoard products in the future.

As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted. The reduced level of sales to 3M in the last half of 1998 had an adverse effect on the Company's business.

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

                                                    FISCAL           FISCAL
                                                     1998             1997
                                                    ------           ------
Net sales                                            100 %             100 %
Cost of goods sold                                    59                56
                                                    ----              ----
   Gross profit                                       41                44
Research and development expenses                    (15)              (17)
Marketing and sales expenses                         (40)              (50)
General and administrative expenses                  (14)              (17)
                                                    ----              ----
   Loss from operations                              (28)              (40)
Other income, net                                     (1)                -
                                                    ----              ----
   Loss before income taxes                          (29)              (40)
Benefit from income taxes                              -                 -
                                                    ----              ----
 Net loss                                            (29)%             (40)%
                                                    ----              ----
                                                    ----              ----


SALES. Sales increased $1,028,000 (18%) to $6,646,000 in 1998 from $5,618,000 in 1997. The increase was due primarily to shipments to 3M. Sales to 3M accounted for $2,551,000 in 1998 compared to $524,000 in 1997. SEE OVERVIEW, ABOVE. In fiscal 1998, export sales aggregated $1,822,000 (27% of net sales), compared to $981,000 (17% of net sales) in 1997. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the product, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin was 41% in 1998, down from 44% in 1997. The decrease in gross margin was due primarily to a higher proportion of total sales into the lower margin OEM channel in 1998 compared to 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased $38,000 (4%) to $998,000 in 1998 from $960,000 in 1997. The increase was due primarily to increased rates of development and additional prototyping costs connected with the Company's new interactive plasma display products and version 2.0 SoftBoard system software. Research and development expenses, as a percentage of sales, were 15% and 17% in 1998 and 1997, respectively.

MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $163,000 (6%) to $2,658,000 in 1998 from $2,821,000 in 1997. The decreases were due primarily to significantly lower advertising and trade show expense during 1998. The Company undertook changes in the methods it used to generate sales leads during the current year. Marketing and sales expenses decreased as a percentage of sales to 40 % in 1998 from 50% in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $14,000 (1%) to $960,000 in 1998 from $946,000 in 1997. General and administrative expenses, as a percentage of sales, were 14% in 1998 compared to 17 % in 1997. The decrease in percentage compared to sales was due to the higher total sales in 1998.

OTHER EXPENSE, NET. Other expense, net includes interest income, interest expense and miscellaneous income. Other expense, net increased by $32,000 to $50,000 in 1998, from $18,000 in 1997. The increase was due primarily to higher interest expense in 1998 as a result of increased borrowings under the Company's operating line of credit.

INCOME TAXES. As of January 2, 1999 the Company had available net operating loss carryforwards of approximately $12 million for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2013. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995 and other stock transactions. In addition, the Company has research and development credits aggregating approximately $272,000 for income tax purposes at January 2, 1999. Such credits may be used to reduce taxes payable, if any, on a consolidated basis in future years through their expiration in 2001 to 2013. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At January 2, 1999 the Company had working capital of approximately $871,000 and its principal sources of liquidity consisted of $740,000 in cash and cash equivalents. Accounts receivable decreased $230,000 to $798,000 at January 2, 1999 from $1,028,000 at the end of 1997. This was due to decreased sales in the fourth quarter of 1998 compared to fourth quarter sales in 1997. Inventories increased $234,000 to $946,000 at January 2, 1999 from $712,000 at the end of 1997. This increase was due primarily to the fact that sales in the fourth quarter of 1998 were lower than expected, leaving the Company's with more inventory than anticipated. Fourth quarter 1997 inventory levels were lower due to the Company's fourth quarter 1997 sales levels matching its expectations.

Accounts payable decreased $75,000 to $532,000 at January 2, 1999, from $607,000 at the end of 1997. This decrease was due to lower levels of materials purchased at the end of 1998 compared to the end of 1997. Also, at January 2, 1999, the Company has a $2,000,000 line of credit, which bears interest monthly at prime (7.75% at January 2, 1999) and is secured by accounts receivable and inventory. There was $655,000 outstanding under the line of credit at January 2, 1999. The Company's line of credit with its bank expires on September 9, 1999. The Company expects to renew its line of credit with substantially similar terms prior to its expiration. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Company has no commitments for capital expenditures in material amounts.

On March 26, 1999, the Company signed a common stock purchase agreement with Steelcase Inc. (Steelcase), under which Steelcase purchased 444,445 shares of the Company's common stock for $1,000,001 in cash. This investment was the second investment made in the Company by Steelcase. On March 19, 1998 the Company signed a common stock purchase agreement with Steelcase under which Steelcase purchased 350,000 shares of the Company's common stock and a warrant for $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exerciseable starting on March 19, 1999 and expires on March 19, 2001.

The Company believes its existing cash and cash equivalents (including the proceeds of the recent sale of stock to Steelcase), cash available under its operating line of credit, and cash from operations may not be sufficient to fund its operations for at least the next 12 months, and is looking at alternative means of financing the business should the above sources be insufficient. There is no assurance that the Company can obtain such financing, or that such financing will be on terms acceptable to the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included in this report as follows:

Microfield Graphics, Inc.:                                                Page
   Report of Independent Accountants                                      F-1

   Consolidated Balance Sheets
            January 2, 1999 and January 3, 1998                           F-2

   Consolidated Statements of Operations for the years
            ended January 2, 1999 and January 3, 1998                     F-3

   Consolidated Statements of  Shareholders' Equity for the
            years ended January 2, 1999 and January 3, 1998               F-4

   Consolidated Statements of Cash Flows for the years ended
            January 2, 1999 and January 3, 1998                           F-5

   Notes to Consolidated Financial Statements                             F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

NAME                        AGE               CURRENT POSITION(S) WITH COMPANY
--------------------------------------------------------------------------------------------
John B. Conroy              60     Chairman of the Board, President and Chief Executive Officer
Randall R. Reed             42     Chief Financial Officer and Secretary
Michael W. Stansell         56     Vice President, Operations
Ross K. Summers             45     Vice President, Sales & Marketing
Donald H. Zurstadt          57     Vice President, Engineering


     JOHN B. CONROY joined the Company in May 1986 and was appointed President and elected a Director that same month. Mr. Conroy was designated Chief Executive Officer by the Board of Directors in January 1987, and appointed Chairman of the Board of Directors in June 1996. Mr. Conroy previously held executive management positions with a number of computer industry companies, has served as a Director of several, and holds a BSEE from New York University.

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

     ROSS K. SUMMERS joined the Company in June 1998 as Vice President Sales & Marketing. Mr. Summers was Vice President Operations and Corporate Development for Atlas Telecom, Inc. from April 1996 through May 1998. From 1985 to 1996 Mr. Summers also held several executive marketing positions with Sequent Computer Systems, the last of which was Vice President Corporate Marketing. Mr Summers holds a BS degree in Mathematical Sciences from Oregon State University.

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

Information with respect to directors of the Company and Section 16(a) required by this item is included in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the captions ELECTION OF DIRECTORS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING, respectively, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is included in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the caption EXECUTIVE COMPENSATION AND OTHER MATTERS and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits included herein:

         Exhibit No.
         -----------
           *3.1            Articles of Incorporation, as amended
           *3.2            Bylaws, as amended
           *4.1            See Article III of Exhibit 3.1 and Articles I and VI of Exhibit 3.2
         #*10.1            1986 Stock Option Plan, as amended
          *10.3            Form of Incentive Stock Option Agreement
          *10.7            Form of Representative's Warrants
       (1)*10.8            Japanese Marketing License Agreement
      (1)**10.9            General Purchase and Development Agreement dated
                           July 14, 1997 between the Registrant and 3M Company
    (1)***10.10            Common Stock Purchase Agreement dated March 19, 1998 between the Registrant and
                           Steelcase Inc., Registration Rights Agreement dated March 19, 1998 between the
                           Registrant and Steelcase Inc., Stock Purchase Warrant to Purchase Shares of Common
                           Stock of Microfield Graphics, Inc. dated March 19, 1998 issued by the Registrant to
                           Steelcase Inc., and Share Ownership, Voting and Right of First Refusal Agreement
                           dated March 19, 1998 between the Registrant, Steelcase Inc., John B. Conroy, Scott D.
                           McVay, Randall R. Reed, Michael W. Stansell, Peter F. Zinsli, Donald H. Zurstadt, and
                           William P. Cargile.
      ****10.11            Restated 1995 Stock Incentive Plan dated May 11, 1998.
     *****23               Consent of PricewaterhouseCoopers
     *****27               Financial Data Schedule


------------
* Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2 (Registration No. 33-91890).

** Incorporated by reference to Exhibits to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 27, 1997.

*** Incorporated by reference to Exhibits to Registrants Quarterly Report on Form 10-QSB for the three month period ended April 4, 1998.

**** Incorporated by reference to Exhibits to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 4, 1998.

*****    Filed herewith.

# This exhibit constitutes a management contract, or compensatory plan or arrangement.

(1) Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended January 2, 1999.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   April 2, 1999

                                       MICROFIELD GRAPHICS, INC.

                                       By: /s/ JOHN B. CONROY
                                          -----------------------
                                       John B. Conroy
                                       Chairman of the Board, President,
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title
---------                     -----


/s/ JOHN B. CONROY            Chairman of the Board, President, and Chief
------------------------      Executive Officer (Principal Executive Officer)
John B. Conroy                Date: April 2, 1999


/s/ RANDALL R. REED           Chief Financial Officer and Secretary
------------------------      (Principal Financial and Accounting Officer)
Randall R. Reed               Date: April 2, 1999


/s/ HERBERT S. SHAW           Director
------------------------      Date: April 2, 1999
Herbert S. Shaw


/s/ WILLIAM P. CARGILE        Director
------------------------      Date: April 2, 1999
William P. Cargile


/s/ JAMES P. KEANE            Director
------------------------      Date: April 2, 1999
James P. Keane

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Microfield Graphics, Inc. (d.b.a. Softboard)


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Microfield Graphics, Inc. (d.b.a. Softboard) and its subsidiary at January 2, 1999 and January 3, 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Portland, Oregon
January 29, 1999, except for Note 11,
  which is as of March 26, 1999

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
CONSOLIDATED BALANCE SHEET
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

                                                                                     1998                    1997
                                            ASSETS
Current assets:
  Cash and cash equivalents                                                     $    739,628             $    909,184
  Accounts receivable, net (Note 3)                                                  797,543                1,027,902
  Inventories (Note 4)                                                               946,103                  712,000
  Prepaid expenses and other                                                         156,627                  216,427
                                                                                -------------            -------------
    Total current assets                                                           2,639,901                2,865,513

Property and equipment, net (Note 5)                                                 379,457                  384,251
Other assets                                                                         226,140                   72,444
                                                                                -------------            -------------
                                                                                $  3,245,498             $  3,322,208
                                                                                -------------            -------------
                                                                                -------------            -------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 6)                                                       $    655,000             $  1,000,000
  Current portion of long-term debt (Note 6)                                          83,333                   83,333
  Accounts payable                                                                   532,308                  606,556
  Accrued payroll and payroll taxes                                                  255,698                  193,757
  Unearned income                                                                     56,101                   53,745
  Other accrued liabilities                                                          186,403                  164,483
                                                                                -------------            -------------
    Total current liabilities                                                      1,768,843                2,101,874

Long-term debt, net of current portion (Note 6)                                        6,945                   90,278
Other long-term liabilities                                                           77,220                     --
                                                                                -------------            -------------
    Total liabilities                                                              1,853,008                2,192,152
                                                                                -------------            -------------
Commitments and contingencies (Note 8)

Shareholders'equity (Notes 9 and 11):
 Common stock, 25,000,000 shares authorized, 3,686,775 and 3,211,813
   shares issued and outstanding, respectively                                    14,362,698               12,185,527
 Accumulated deficit                                                             (12,970,208)             (11,055,471)
                                                                                -------------            -------------
   Total shareholders' equity                                                      1,392,490                1,130,056
                                                                                -------------            -------------
                                                                                $  3,245,498             $  3,322,208
                                                                                -------------            -------------
                                                                                -------------            -------------


The accompanying notes are an integral part of these consolidated financial statements.
                                       F-2

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------


                                                     1998                   1997
Net sales (Note 10)                             $ 6,646,148             $ 5,618,330
Cost of goods sold                                3,893,541               3,140,988
                                                ------------            ------------
     Gross profit                                 2,752,607               2,477,342
                                                ------------            ------------
Operating expenses:
  Research and development                          997,929                 959,680
  Marketing and sales                             2,657,581               2,821,232
  General and administrative                        960,498                 945,764
                                                ------------            ------------
                                                  4,616,008               4,726,676
                                                ------------            ------------
    Loss from operations                         (1,863,401)             (2,249,334)

Other income:
  Interest expense, net                             (50,176)                (23,142)
  Other income                                          346                   4,750
                                                ------------            ------------
    Loss before income taxes                     (1,913,231)             (2,267,726)
Provision for income taxes (Note 7)                  (1,506)                 (2,317)
                                                ------------            ------------
    Net loss                                    $(1,914,737)            $(2,270,043)
                                                ------------            ------------
                                                ------------            ------------
Basic and diluted net loss per share            $      (.54)            $      (.71)
                                                ------------            ------------
                                                ------------            ------------
Shares used in calculation                        3,552,706               3,198,062
                                                ------------            ------------
                                                ------------            ------------

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-3

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

                                                                              COMMON STOCK                          ACCUMULATED
                                                                       SHARES                 AMOUNT                  DEFICIT
                                                                   -----------             -------------            --------------
Balance at December 28, 1996                                         3,195,575             $ 12,152,781             $ (8,785,428)
Stock options exercised                                                 11,438                   17,146                        -
Issuance of common stock                                                 4,800                   15,600                        -
Net loss                                                                     -                        -                (2,270,043)
                                                                   -----------             -------------            --------------
Balance at January 3, 1998                                           3,211,813             $ 12,185,527              $(11,055,471)
Stock options exercised                                                124,962                  187,643                         -
Issuance of common stock and warrants, net of related
  expenses                                                             350,000                1,989,528                        -
Net loss                                                                     -                        -               (1,914,737)
                                                                   -----------             -------------            --------------
                                                                   -----------             -------------            --------------
Balance at January 2, 1999                                           3,686,775             $ 14,362,698             $(12,970,208)
                                                                   -----------             -------------            --------------
                                                                   -----------             -------------            --------------

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-4

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------


                                                                           1998                  1997
Cash flows from operating activities:
  Net loss                                                            $(1,914,737)             $(2,270,043)
Adjustments to reconcile loss from continuing operations
 to operating cash flows:
  Depreciation and amortization                                           209,990                  255,174
  Issuance of common stock for compensation                                   -                     15,600
  Changes in assets and liabilities:
    Accounts receivable                                                   230,359                 (250,095)
    Inventories                                                          (234,103)                 285,693
    Prepaid expenses and other                                            (34,692)                  32,448
    Accounts payable                                                      (74,248)                 207,545
    Accrued payroll and payroll taxes                                      61,941                  (15,940)
    Unearned income                                                         2,356                   (7,058)
    Other accrued liabilities                                              99,140                  (18,937)
                                                                      ------------             ------------
    Net cash used in operating activities                              (1,653,994)              (1,765,613)
                                                                      ------------             ------------

Cash flows from investing activities:
   Acquisition of property and equipment, net                            (185,650)                 (78,856)
   Loan to employee                                                       (78,750)                       -
   Purchases of patents and other                                               -                   (3,467)
                                                                      ------------             ------------
     Net cash used in investing activities                               (264,400)                 (82,323)
                                                                      ------------             ------------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit and term
    loan agreement                                                       (345,000)                 923,611
  Net payments on capital lease obligation                                (83,333)                 (51,493)
  Proceeds from exercise of common stock options                          187,643                   17,146
  Proceeds from issuance of common stock                                1,989,528                        -
                                                                      ------------             ------------
    Net cash provided by financing activities                           1,748,838                  889,264
                                                                      ------------             ------------
Net decrease in cash and cash equivalents                                (169,556)                (958,672)
Cash and cash equivalents, beginning of year                              909,184                1,867,856
                                                                      ------------             ------------
Cash and cash equivalents, end of year                                $   739,628              $   909,184
                                                                      ------------             ------------
                                                                      ------------             ------------
Cash paid for:
   Interest                                                           $    94,804              $    69,970
                                                                      ------------             ------------
                                                                      ------------             ------------
   Income taxes                                                       $     1,506              $     2,317
                                                                      ------------             ------------
                                                                      ------------             ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART of THESE CONSOLIDATED FINANCIAL STATEMENTS.
                                       F-5

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

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

     The Company has a wholly owned foreign sales corporation in Barbados. Hereafter in these consolidated financial statements, the term "Company" refers to Microfield Graphics, Inc. and its subsidiary. The Company's primary market is in the United States; however, there are export sales to France, the United Kingdom, Japan and other countries. (See export sales in Note 10).


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

     CONSOLIDATED STATEMENT OF CASH FLOWS
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. During the year ended January 3, 1998, the Company issued common stock to resellers and employees, with a fair market value of $15,600.

     ACCOUNTS RECEIVABLE
     Accounts receivable at January 2, 1999 and January 3, 1998 are recorded net of allowances for uncollectible accounts of $44,553 and $34,553, respectively.

     INVENTORIES
     Inventories are stated at the lower of standard cost or market value. Standard costs approximate the first-in, first-out method. Inventory costs include raw materials, direct labor and allocated overhead.

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

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

     INCOME TAXES
     The Company accounts for income taxes using the asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

     BASIC AND DILUTED NET LOSS PER SHARE
     The Company adopted SFAS No. 128, "Earnings Per Share," during the year ended January 3, 1998. SFAS No. 128 requires disclosure of basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding each year. Diluted net loss per share is the same as basic net loss per share because the potential effect of the conversion of any outstanding stock options is anti-dilutive.

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

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     COMPREHENSIVE INCOME (LOSS)
     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), defines comprehensive income (loss) as the changes in equity of a business enterprise during a period that result from transactions and other economic events and circumstances from non-shareholder sources. Since the Company's only component of comprehensive income (loss) is net loss, SFAS 130 imposes no additional reporting requirements on the Company.


3.   CONCENTRATION OF CREDIT RISK

     During the year ended January 2, 1999 one customer accounted for approximately 38% of net sales. During the year ended January 3, 1998 no customer accounted for greater than 10% of net sales. Accounts receivable from one customer totaled approximately $210,443 at January 2, 1999, while accounts receivable from another customer totaled $277,500 at January 3, 1998.


4.   INVENTORIES

     Inventories consist of the following:

                                                  January 2,           January 3,
                                                     1999                1998
                                                 -----------          -----------
Raw materials                                    $  607,140           $  515,122
Finished goods                                      338,963              196,878
                                                 -----------          -----------
                                                 $  946,103           $  712,000
                                                 -----------          -----------
                                                 -----------          -----------

5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:


                                                                   JANUARY 2,             JANUARY 3,
                                                                      1999                   1998
                                                                  -----------            -----------
       Furniture, machinery and equipment                         $  986,857             $  805,905
       Capitalized leased assets                                     236,157                236,157
                                                                  -----------            -----------
                                                                   1,223,014              1,042,062
       Less accumulated depreciation and amortization                843,557                657,811
                                                                  -----------            -----------
                                                                  $  379,457             $  384,251
                                                                  -----------            -----------
                                                                  -----------            -----------

     Accumulated amortization of capitalized leased assets aggregated $236,157 at January 2, 1999 and January 3, 1998. Such amounts are included in the above schedule.

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

6.   DEBT

     At January 2, 1999, the Company had a $2,000,000 line of credit, which expires in September 1999. Borrowings under the line of credit are due on demand, bear interest payable monthly at prime (7.75% at January 2, 1999), and are collateralized by inventories and accounts receivable. As of January 2, 1999, borrowings of $655,000 were outstanding under the line. Pursuant to the line of credit agreement, the Company is required to comply with certain financial covenants, including ratios and minimum net worth. At January 2, 1999, the Company was in violation of its covenants with respect to its quick ratio and minimum net worth. These covenants have been waived by the bank.

     The Company's long-term debt consists of the following:

                                                                                    JANUARY 2,      JANUARY 3,
                                                                                        1999         1998
      Term loan payable to bank in monthly installments of
        $7,988, including interest at the prime rate plus .5%
        (8.25% at January 2, 1999), from February 1997 through
        January 2000; all assets purchased with the proceeds
        of this loan are pledged as collateral                                 $      90,278      $  173,611

      Less principal amounts due within one year                                     (83,333)        (83,333)
                                                                               --------------     -----------
      Long-term debt                                                           $       6,945      $   90,278
                                                                               --------------     -----------

   Remaining maturities on long-term debt are summarized as follows:


      FISCAL YEAR
      -----------
         1999                      $   83,333
         2000                           6,945
                                   -----------
                                   $   90,278
                                   -----------

7.   INCOME TAXES

     The provision for income taxes of $1,506 and $2,317 for fiscal years 1998 and 1997, respectively, consists of minimum payments due and paid to various state tax authorities.

     The provision for income taxes for the years ended January 2, 1999 and January 3, 1998 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

7.   INCOME TAXES (CONTINUED)

     Deferred tax assets are comprised of the following components:


                                                           JANUARY 2,             JANUARY 3,
                                                              1999                   1998
                                                        ------------             ------------

Current:
  Allowances for uncollectible accounts                 $    18,560              $    13,255
  Employee benefits                                          31,125                   35,453
  Inventory basis differences                                   689                      738
  Inventory, warranty, and other allowances                  58,577                   55,955
  Unearned revenues                                          21,520                   20,617
                                                        ------------             ------------
                                                            130,471                  126,018
                                                        ------------             ------------
Non-current:
  Intangible assets                                          15,368                    9,678
  Net operating loss carryforwards                        4,702,432                3,946,873
  Research and development credits                          272,471                  290,820
                                                        ------------             ------------
                                                          4,990,271                4,247,371
                                                        ------------             ------------
Total deferred tax asset                                  5,120,742                4,373,389
Deferred tax asset valuation allowance                   (5,120,742)              (4,373,389)
                                                        ------------             ------------
Net deferred tax assets                                 $         -              $         -
                                                        ------------             ------------
                                                        ------------             ------------

     At January 2, 1999, the Company had available net operating loss carryforwards of approximately $12,148,702 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2012. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995. In addition, the Company has research and development credits aggregating $272,471 for income tax purposes at January 2, 1999. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2001 to 2012.

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

8.   LEASE COMMITMENTS AND CONTINGENCIES

     The Company leases office space under operating leases which require future minimum lease commitments through July 2003 as follows:


     FISCAL YEAR
     -----------
        1999                                $   292,272
        2000                                    292,272
        2001                                    306,882
        2002                                    321,492
        2003                                    106,746
                                             ------------
       Total minimum payments required       $ 1,319,664
                                             ------------
                                             ------------

     Rent expense totaled $355,246 and $345,125 for fiscal years ended 1998 and 1997, respectively.

     A former temporary leased employee filed a complaint in federal district court alleging gender discrimination and harassment in addition to a state wrongful constructive discharge claim. The plaintiff has alleged emotional distress, economic loss and punitive damages totaling $1.4 million. No members of the Company's management were named in the suit. The Company believes the complaints are without merit and intends to defend these actions vigorously.

9.   SHAREHOLDERS' EQUITY

     INCENTIVE STOCK OPTION PLAN
     The Company has Stock Option Plans (the "Plans"). At January 2, 1999 and January 3, 1998, 1,005,162 and 1,005,228 shares of common stock were reserved for issuance to employees, officers, directors and consultants. Under the Plans, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant. The options become exercisable over four years.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. SFAS No. 123 allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to follow the provisions of APB Opinion No. 25.

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

9.   SHAREHOLDERS' EQUITY (CONTINUED)

     A summary of the status of the Company's Stock Option Plans as of January 2, 1999 and January 3, 1998 and for the years then ended is presented below:

                                                      January 2,1999             January 3, 1998
                                             ----------------------------   ---------------------------
                                                              Weighted                       Weighted
                                                               average                        average
                                                              exercise                        exercise
       Performance options                     Shares           price          Shares          price
------------------------------------        ------------     -----------   -----------    --------------
Outstanding at beginning of year               402,868        $   3.69       289,334         $  4.54
Granted                                        212,500            4.04       195,200            1.58
Exercised                                     (124,962)           1.50       (11,438)           1.47
Forfeited                                      (47,993)           2.07       (70,228)           1.67
                                            -----------                     ----------
                                               442,413                       402,868
                                            -----------                     ----------
                                            -----------                     ----------

Options exercisable at year-end                144,046                       160,062
                                            -----------                     ----------
                                            -----------                     ----------


                                                      Number of options            Weighted
                                                 -----------------------------  average contractual
           Exercise price                         Outstanding     Exercisable      life remaining
  -------------------------------                -------------   ------------- ---------------------
            $1.06-1.75                               201,399        117,843         2.6 years
            $2.22-4.06                               241,014         26,203         4.3 years
                                                 -------------   -------------
                                                     442,413        144,046
                                                 -------------   -------------

     The Company has computed for pro forma disclosure purposes the value of all options and warrants granted during 1998 and 1997 using the Black-Scholes pricing model as prescribed by SFAS 123 and the following assumptions used for grants:

                                                      1998              1997
                                                 --------------    --------------
   Risk-free interest rate                             4.31%            6.38%
   Expected dividend yield                                0%               0%
   Expected lives                                  4.5 years        4.5 years
   Expected volatility                                  102%              60%


     Adjustments are made for options forfeited prior to vesting.

     Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the total value of options and warrants granted would be computed as follows:


Year ended January 2, 1999                                                                $    642,370
Year ended January 3, 1998                                                                     372,889


MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

9.   SHAREHOLDERS' EQUITY (CONTINUED)

     Such amounts would be amortized over the vesting period of the options.

     Accordingly, under SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:


                                                                      1998          1997
                                                                 ------------  --------------
     Net Loss                                     As reported    $(1,914,737)   $ (2,270,043)
                                                  Pro Forma       (2,243,091)     (2,511,565)

     Basic and diluted net loss per share         As reported           (.54)           (.71)
                                                  Pro Forma             (.63)           (.79)

     The effects of applying SFAS 123 for providing pro forma disclosures for 1998 and 1997 are not likely to be representative of the effects on reported net loss and net loss per share for future years, because options vest over several years and additional awards generally are made each year.

     COMMON STOCK WARRANTS
     In connection with its initial public offering in 1995, the Company issued 110,000 warrants to purchase shares of common stock at an exercise price of $7.20 per share; such warrants expire in 2000. In addition, in connection with the common stock purchase agreement on March 16, 1998 the Company issued 260,000 warrants to purchase shares of common stock at an exercise price of $6.75 per share. Such warrants may be exercised beginning March 1999 and expire in March 2001.


10.  EXPORT SALES

     Export sales aggregated $1,822,000 and $981,000 in 1998 and 1997, respectively. Such export sales were made to customers in the following countries:


                                                                                   YEAR ENDED
                                                                           JANUARY 2,         JANUARY 3,
                                                                              1999               1998
                                                                         --------------     --------------
 Japan                                                                   $     114,000      $     239,000
 United Kingdom                                                                520,000            306,000
 France                                                                        854,000                  -
 Other                                                                         334,000            436,000
                                                                         --------------     --------------
                                                                         $   1,822,000      $     981,000
                                                                         --------------     --------------
                                                                         --------------     --------------

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

11.  SUBSEQUENT EVENTS

     On March 26, 1999, the Company signed a common stock purchase agreement with Steelcase Corporation ("Steelcase") under which Steelcase purchased 444,445 shares of the Company's common stock for $1,000,001 ($2.25 per share) in cash.