Form 10QSB
period 1999-04-03
MICROFIELD GRAPHICS INC /OR
filed 1999-05-18
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended April 3, 1999

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

The number of shares outstanding of the Registrant's Common Stock as of April 3, 1999 was 4,132,185 shares.


Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                            MICROFIELD GRAPHICS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I    FINANCIAL INFORMATION                                                 Page
         Item 1.  Financial Statements

                  Consolidated Balance Sheet - April 3, 1999
                  and January 2, 1999                                              3

                  Consolidated Statement of Operations - Quarter Ended             4
                  April 3, 1999 and  April 4, 1998

                  Consolidated Statement of Cash Flows - Quarter
                  Ended April 3, 1999 and  April 4, 1998                           5

                  Notes to Consolidated Financial Statements                       6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        7


PART II    OTHER INFORMATION

         Item 1   Legal Proceedings                                               11

         Item 6.  Exhibits and Reports on Form 8-K                                11

                            MICROFIELD GRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                            April 3,                  January 2,
                                                              1999                      1999
                                                      -----------------         ------------------
Current assets:
  Cash                                              $      1,295,703          $         739,628
  Cash and cash equivalents
  Accounts receivable, net of allowances
       of $43,962 and $44,553                                526,420                    797,543
  Inventories (Note 3)                                       747,679                    946,103
  Prepaid expenses and other                                 164,113                    156,627
                                                    -----------------         ------------------
        Total current assets                               2,733,915                  2,639,901

  Property and equipment, net (Note 4)                       348,391                    379,457
  Other assets                                               208,929                    226,140
                                                    -----------------         ------------------
                                                    $      3,291,235          $       3,245,498
                                                    =================         ==================

Current liabilities:
  Current portion of debt                           $        552,594          $         738,333
  Accounts payable                                           415,301                    532,308
  Accrued payroll and payroll taxes                          104,237                    255,698
  Unearned income                                             68,596                     56,101
  Accrued liabilities                                        299,109                    186,403
                                                    -----------------         ------------------
        Total current liabilities                          1,439,837                  1,768,843

  Long-term debt and Other Liabilities                        64,351                     84,165
                                                    -----------------         ------------------
                                                           1,504,188                  1,853,008


Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
      authorized, 4,132,185 and 3,686,775 shares
      issued and outstanding                              15,363,909                 14,362,698
  Accumulated deficit                                    (13,576,862)               (12,970,208)
                                                    -----------------         ------------------
        Total shareholders' equity                         1,787,047                  1,392,490
                                                    -----------------         ------------------

                                                    $      3,291,235          $        3,245,498
                                                    =================         ==================




The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                         Three months ended
                                                                  April 3,                April 4,
                                                                    1999                     1998
                                                               ----------------        -----------------
Sales                                                          $     1,053,315         $      2,557,924
Cost of goods sold                                                     671,291                1,424,107
                                                               ----------------        -----------------
   Gross profit                                                        382,024                1,133,817

Operating expenses
   Research and development                                            244,610                  210,318
   Marketing and sales                                                 481,418                  635,765
   General and administrative                                          247,629                  209,650
                                                               ----------------        -----------------
                                                                       973,657                1,055,733
                                                               ----------------        -----------------

Income (loss) from operations                                         (591,633)                  78,084

Other income (expense)
   Interest expense, net                                               (15,244)                 (24,140)
   Other income, net                                                       222                       --
                                                               ----------------        -----------------

Income (loss) before provision for income taxes                       (606,655)                  53,944

Provision for income taxes                                                                          705
                                                               ----------------        -----------------

Net income (loss)                                              $      (606,655)        $          53,239
                                                               ================        =================

Net income (loss) per share
     Basic                                                     $          (.16)        $            .02
                                                               ================        =================
     Diluted                                                   $          (.16)        $            .02
                                                               ================        =================

Shares used in per share calculations
     Basic                                                           3,721,320                3,283,809
                                                               ================        =================
     Diluted                                                         3,721,320                3,505,440
                                                               ================        =================






The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Three months ended
                                                                    ----------------------------------------
                                                                          April 3,              April 4,
                                                                            1999                  1998
                                                                    -------------------   ------------------
Cash Flows From Operating Activities:
Net income (loss)                                                   $    (606,655)        $     53,239

Adjustments to reconcile net income (loss) to Net cash used in operating activities:

    Depreciation and amortization                                          49,922               47,787

  Changes in assets and liabilities:
    Accounts receivable                                                   271,123             (863,596)
    Inventories                                                           198,424             (201,473)
    Prepaid expenses and other                                             (7,487)             (72,600)
    Accounts payable                                                     (117,007)             169,647
    Accrued payroll and payroll taxes                                    (151,461)             (88,817)
    Unearned income                                                        12,495                5,037
    Accrued liabilities                                                    42,719               75,259
                                                                    --------------        -------------
        Net cash used in operating activities                            (307,927)            (875,517)

Cash flows from investing activities:
    Acquisition of property and equipment                                 (13,970)             (15,015)
                                                                    --------------        -------------
        Net cash used in investing activities                             (13,970)             (15,015)

Cash flows from financing activities:
    Payments on equipment line of credit                                  (20,833)             (20,834)
    Payments on operating line of credit                                 (102,406)            (200,000)
    Proceeds from exercise of common stock options                          1,210               79,275
    Proceeds from issuance of common stock                              1,000,001            1,997,952
                                                                    --------------        -------------
        Net cash provided by financing activities                         877,972            1,856,393

        Net increase in cash and cash equivalents                         556,075              965,861

Cash and cash equivalents, beginning of period                            739,628              909,184
                                                                    --------------        -------------
Cash and cash equivalents, end of period                            $   1,295,703         $  1,875,045
                                                                    ==============        =============

Supplemental disclosure of cash flow information: Cash paid for:
        Interest                                                    $      17,264                30,690
                                                                    ==============        =============
        Income taxes                                                $          --         $         705
                                                                    ==============        =============


   The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters ended April 3, 1999 and April 4, 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 2, 1999 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 2, 1999. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarter ended April 3, 1999 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

         The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 52-week period ending January 1, 2000. The Company's last fiscal year was the 53-week period ended January 2, 1999. The Company's first fiscal quarters in fiscal 1999 and 1998 were the 13-week periods ended April 3, 1999 and April 4, 1998, respectively.


2.  INVENTORIES


         Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:

                                                     April 3,             January 2,
                                                       1999                  1999
                                                 -----------------    -----------------
          Raw materials                                 $ 435,348            $ 607,140
          Finished goods                                  312,331              338,963
                                                 -----------------    -----------------

                                                          747,679            $ 946,103
                                                 =================    =================

3. PROPERTY AND EQUIPMENT

                                                     April 3,             January 2,
                                                       1999                   1999
                                                -----------------    -------------------
          Machinery and equipment                     $1,236,983            $ 1,223,014
          Less accumulated depreciation and
          amortization                                   888,592                843,557
                                                -----------------    -------------------

                                                      $  348,391            $   379,457
                                                =================    ===================

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

         The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 7216 SW Durham Road, Portland, OR 97224.

         In July 1997 the Company entered into a General Purchase and Development Agreement with Minnesota Mining and Manufacturing Company (3M), through which 3M globally markets advanced versions of the Company's SoftBoard family of products. Under the terms of the two year agreement, the Company developed specialized versions of the SoftBoard product line exclusively for 3M. Product shipments from the Company to 3M began in the fourth quarter of 1997 and continued through the second quarter of 1998. For the three months ended
April 3, 1999 and April 4, 1998, approximately 0% and 62%, respectively, of the Company's sales were attributable to 3M.

         In April 1999, the Company was informed by 3M of their decision to exit the Advanced Meeting Solutions (AMS) Project under which the SoftBoard family of products was marketed. The Company reached an agreement with 3M under which the Company will assume responsibility for the global distribution network of whiteboard products. In this role, the Company will support digital whiteboard product sales, service and warranty obligations for all of 3M's installed base and dealer network affected by its withdrawal from the AMS Project.

         As with any large OEM or distributor relationship, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted. The reduced level of sales to 3M in the last several quarters, and the announced exit by 3M from their AMS program has had a material adverse effect on the Company's business.

         In March 1998 the Company signed a Common Stock Purchase Agreement with Steelcase Inc. (Steelcase), pursuant to which Steelcase purchased 350,000 shares of the Company's common stock and a warrant for a total of $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exerciseable starting on March 16, 1999 and expires on March 16, 2001. In March 1999, Steelcase purchased an additional 444,445 shares for a total of $1,000,001 in cash. As of April 3, 1999 Steelcase owned 23% of the outstanding common stock of the Company.

         Also in the first quarter of 1999, the Company signed a Joint Development Agreement with Steelcase. Together with Steelcase and IDEO, an internationally recognized industrial design firm, the

Company will develop products based on the SoftBoard technology that are to be marketed by Steelcase in the office furniture market on a world-wide basis.

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

                                                             THREE MONTHS ENDED
                                                        ----------------------------
                                                          APRIL 3,         APRIL 4,
                                                            1999            1998

                                                        -------------     ----------
Sales                                                           100 %           100 %
Cost of goods sold                                               64              56
                                                        ------------      ----------
   Gross profit                                                  36              44
Research and development expenses                               (23)             (8)
Marketing and sales expenses                                    (46)            (25)
General and administrative expenses                             (23)             (8)
                                                        ------------      ----------
   Income (loss) from operations                                (56)              3
Other income (expense)                                           (1)             (1)
                                                        ------------      ----------
   Income (loss) before provision for income taxes              (57)              2
Provision for income taxes                                       --              --
                                                        ------------      ----------
Net income (loss)                                               (57)%             2 %
                                                        ============      ==========


FIRST QUARTER ENDED APRIL 3, 1999 COMPARED WITH FIRST QUARTER  ENDED APRIL 4,
1998

         SALES. Sales decreased $1,505,000 (59%) to $1,053,000 in the first quarter of 1999 from $2,558,000 in the first quarter of 1998. This decrease was due primarily to the decreased level of sales to 3M during the current quarter. The first quarter of 1998 included approximately $1.6 million in sales to 3M. There were no shipments to 3M in the first quarter of 1999. (SEE OVERVIEW)


         GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 36% in the first quarter of 1999 from 44% in the first quarter of 1998. The decrease is primarily due to lower production volumes in the first quarter of 1999 compared to the comparable quarter in 1998, resulting in lower absorption of manufacturing overhead expense.


         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses increased $34,000 (16%) to $245,000 in the first quarter of 1999 from $210,000 in the first quarter of 1998. This increase was due primarily to higher development costs incurred on the next generation SoftBoard Series 200 product line during the current period. Research and development expenses increased as a percentage of sales to 23% in the first three months of 1999 from 8% in the first three months of 1998. The increase was due primarily to the lower level of Company revenue in the first three months of 1999 compared to the same period in 1998, coupled with slightly higher new product development costs.

         MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $154,000 (24%) to $481,000 in the first quarter of 1999 from $636,000 in the first quarter of 1998. The decrease between quarters was due primarily to lower costs associated with the current advertising program and decreased participation in trade shows during the quarter. Marketing and sales expenses increased as a percentage of sales to 46% in the first three months of 1999 from 25% in the first three months of 1998 primarily due to the lower sales volume in 1999.


         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $38,000 (18%) to $248,000 in the first quarter of 1999 from $210,000 in the first quarter of 1998. This increase was due primarily to costs associated with the Company's investor relations program, which was not in place in the same period in 1998, and to slightly higher property taxes. General and administrative expenses increased as a percentage of sales to 23% in the first three months of 1999 from 8% in the first three months of 1998 primarily due to the lower sales volume in 1999.


         OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Interest expense, net was $15,000 in the first quarter of 1999 compared to interest expense, net of $24,000 in the first quarter of 1998. Interest expense decreased due to lower levels of borrowing under the Company's operating line of credit in the first quarter of 1999 compared to the first quarter of 1998.


         INCOME TAXES. The Company recorded a loss from operations in the first quarter of 1999. Accordingly, no provision for income taxes, was provided for in the current period. The Company recorded income in the first quarter of 1998, but did not provide for other than minimum state income taxes due to available net operating loss carryforwards of approximately $10 million for federal tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations and capital expenditures through the private and public sale of equity securities, cash from operations, and borrowings under operating lines of credit. At April 3, 1999, the Company had working capital of approximately $1.3 million, with its principal source of liquidity consisting of the same amount in cash and cash equivalents. Additionally, as of April 3, 1999, the Company had a $2,000,000 line of credit with its bank using its accounts receivable and certain of its inventory as collateral. The operating line bears interest monthly at prime (8.5% at April 3, 1999). At April 3, 1999 $547,500 was outstanding under the line of credit. Accounts receivable decreased to $526,000 from $798,000 at the end of 1998, and inventory decreased to $745,000 from $946,000 at the end of 1998.

         The Company has no commitments for capital expenditures in material amounts.

         The Company believes its existing cash and cash equivalents (including the proceeds of the recent sale of stock to Steelcase, SEE OVERVIEW), cash available under its operating line of credit, and cash from operations may not be sufficient to fund its operations for at least the next 12 months, and is looking at alternative means of financing the business should the above sources be insufficient. There is no assurance that the Company can obtain such financing, or that such financing will be on terms acceptable to the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 5, 1998 a former temporary leased employee filed a complaint in federal district court for the district of Oregon (Schmechel vs. Microfield Graphics, Inc.) alleging gender discrimination and harassment in addition to a state wrongful constructive discharge claim. The plaintiff alleged emotional distress, economic loss and punitive damages. No members of the Company's management were named in the suit. An agreement between the parties has been reached that will not have a material effect on the Company's operating results. The Settlement Agreement is expected to be finalized on or about May 24, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 26, 1999, the Company sold to Steelcase 444,445 shares of the Company's common stock. Steelcase paid $1,000,001 in cash for the shares. This sale was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because Steelcase is an accredited investor, as that term is defined in Rule 501 of the Act, and the transaction fell within the parameters of Rule 506 of the Act.

ITEM 5.  OTHER INFORMATION

         On April 21, 1999, the Company received notice from the Nasdaq Stock Market that the Company no longer meets the requirements for continued listing on the Nasdaq SmallCap Market. Under Marketplace Rule 4310(c)(2) companies are required to maintain 1) net tangible assets of $2 million; or 2) market capitalization of $35 million; or 3) net income of $500,000 in the most recently completed fiscal year, or in two of the last three most recently completed fiscal years. As of January 2, 1999, the Company's 1998 fiscal year end, the Company did not meet any of these requirements. In order for the Company to continue to be listed on the Nasdaq Stock Market, the Company is required to submit to Nasdaq, a proposal for achieving compliance, and subsequently meet one of the three requirements listed. The Company submitted its proposal as required and is waiting for a response from Nasdaq. Should the Company's proposal be deemed not to warrant continued listing, Nasdaq will immediately issue a formal notice of deficiency specifying a delisting date for the Company's securities. Should the Company's securities be delisted from the Nasdaq Stock Market, the marketability of the Company's common stock could be seriously impaired.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibit filed as part of this report is listed below:
                 EXHIBIT NO.
                    10.12         Common Stock Purchase Agreement dated
                                  March 25, 1999 between the Registrant
                                  and Steelcase Inc.,  Amendment No. 1 to
                                  Registration  Rights  Agreement dated March
                                  25, 1999 between the  Registrant and
                                  Steelcase Inc.,  and Amended and Restated
                                  Share Ownership, Voting and Right of First
                                  Refusal Agreement dated March 25, 1999
                                  between the Registrant, Steelcase Inc.,
                                  John B. Conroy,  Ross K. Summers,  Randall
                                  R. Reed, Michael W. Stansell, Donald H.
                                  Zurstadt, William P. Cargile and Herbert S.
                                  Shaw.

                      27          Financial data schedule

         (b) Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended April 3, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 18, 1999

                                    MICROFIELD GRAPHICS, INC.

                                    By:/s/JOHN B. CONROY
                                       -----------------------------
                                    John B. Conroy
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    By:/s/ RANDALL R. REED
                                       -----------------------------
                                    Randall R. Reed
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)