Form 10-Q
period 1999-07-03
MICROFIELD GRAPHICS INC /OR
filed 1999-08-17
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended July 3, 1999

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

The number of shares outstanding of the Registrant's Common Stock as of July 31, 1999 was 4,132,185 shares.


Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                            MICROFIELD GRAPHICS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I    FINANCIAL INFORMATION                                                         PAGE
                                                                                        ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheet - July 3, 1999
                  and January 2, 1999                                                      3

                  Consolidated Statement of Operations -Three and
                  Six Months Ended July 3, 1999 and July 4, 1998                           4

                  Consolidated Statement of Cash Flows -Six Months
                  Ended July 3, 1999 and July 4, 1998                                      5

                  Notes to Consolidated Financial Statements                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                7


PART II    OTHER INFORMATION

         Item 1.  Legal Proceedings                                                       12

         Item 3.  Defaults Upon Senior Securities                                         12

         Item 4.  Submission of Matters to a Vote of Security Holders                     12

         Item 5   Other Information                                                       12

         Item 6.  Exhibits and Reports on Form 8-K                                        13


                            MICROFIELD GRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                     July 3,                 January 2,
                                                                      1999                      1999
                                                                -----------------         -----------------
     Current assets:
       Cash                                                         $    404,899             $     739,628
       Accounts receivable, net of allowances
            of $41,997 and $44,553                                       497,355                   797,543
       Inventories (Note 2)                                              710,305                   946,103
       Prepaid expenses and other                                        123,729                   156,627
                                                                -----------------         -----------------
             Total current assets                                      1,736,288                 2,639,901

       Property and equipment, net (Note 3)                              319,712                   379,457
       Other assets                                                      191,717                   226,140
                                                                -----------------         -----------------
                                                                    $  2,247,717             $   3,245,498
                                                                -----------------         -----------------
                                                                -----------------         -----------------

     Current liabilities:
       Current portion of debt                                      $    572,611             $     738,333
       Accounts payable                                                  354,226                   532,308
       Accrued payroll and payroll taxes                                  63,126                   255,698
       Unearned income                                                    81,147                    56,101
       Accrued liabilities                                               205,826                   186,403
                                                                -----------------         -----------------
             Total current liabilities                                 1,276,936                 1,768,843

       Long-term debt, net of current portion                             51,481                    84,165
                                                                -----------------         -----------------
                                                                       1,328,417                 1,853,008


     Shareholders' equity:
       Common stock, no par value, 25,000,000 shares
           Authorized, 4,132,185 and 3,686,775 shares
           Issued and outstanding                                     15,352,662                14,362,698
       Accumulated deficit                                           (14,433,362)              (12,970,208)
                                                                -----------------         -----------------
             Total shareholders' equity                                  919,300                 1,392,490
                                                                -----------------         -----------------

                                                                    $  2,247,717             $   3,245,498
                                                                -----------------         -----------------
                                                                -----------------         -----------------



       The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Three months ended                              Six months ended
                                                July 3,                July 4,                July 3,                 July 4,
                                                 1999                   1998                   1999                    1998
                                            --------------        ----------------       ----------------        ---------------

Sales                                       $     807,433               1,839,122        $      1,860,748             4,397,046
Cost of goods sold                                501,433               1,130,984               1,172,724             2,555,091
                                            --------------        ----------------       -----------------       ---------------
   Gross profit                                   306,000                 708,138                 688,024             1,841,955

Operating expenses
   Research and development                       281,049                 245,179                 525,659               455,497
   Marketing and sales                            578,298                 795,491               1,059,717             1,431,255
   General and administrative                     241,371                 259,007                 489,000               468,657
                                            --------------        ----------------       -----------------       ---------------
                                                1,100,718               1,299,677               2,074,376             2,355,409
                                            --------------        ----------------       -----------------       ---------------

Loss from operations                             (794,718)               (591,539)             (1,386,352)             (513,454)

Other income (expense)
   Interest income (expense), net                 (12,040)                 (7,618)                (27,284)              (31,758)

   Other income (expense), net                    (49,742)                    131                 (49,518)                  131
                                            --------------        ----------------       -----------------       ---------------

Loss before provision for income taxes           (856,500)               (599,026)             (1,463,154)             (545,081)

Provision for income taxes                             --                      --                      --                   706
                                            --------------        ----------------       -----------------       ---------------

Net loss                                    $    (856,500)               (599,026)       $     (1,463,154)             (545,787)
                                            --------------        ----------------       -----------------       ---------------
                                            --------------        ----------------       -----------------       ---------------

Net loss per share
     Basic                                  $        (.22)                   (.17)       $           (.37)                 (.16)
                                            --------------        ----------------       -----------------       ---------------
                                            --------------        ----------------       -----------------       ---------------
     Diluted                                $        (.22)                   (.17)       $           (.37)                 (.16)
                                            --------------        ----------------       -----------------       ---------------
                                            --------------        ----------------       -----------------       ---------------

Shares used in per share calculations
     Basic                                      3,926,753               3,625,988               3,926,753             3,454,899
                                            --------------        ----------------       -----------------       ---------------
                                            --------------        ----------------       -----------------       ---------------
     Diluted                                    3,926,753               3,625,988               3,926,753             3,454,899
                                            --------------        ----------------       -----------------       ---------------
                                            --------------        ----------------       -----------------       ---------------


    The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Six months ended
                                                                     ----------------------------------------------
                                                                          July 3,                     July 4,
                                                                            1999                       1998
                                                                     -------------------         ------------------
    Cash Flows From Operating Activities:
    Net loss                                                            $       (1,463,154)       $        (545,787)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                               99,845                   95,574
      Changes in assets and liabilities:
        Accounts receivable                                                        300,188                 (504,727)
        Inventories                                                                235,798                 (152,431)
        Prepaid expenses and other assets                                           57,547                   26,068
        Accounts payable                                                          (178,082)                (133,535)
        Accrued payroll and payroll taxes                                         (192,572)                (134,450)
        Unearned income                                                             25,046                      843
        Accrued liabilities                                                         (6,316)                  55,964
                                                                        ------------------        -----------------
            Net cash used in operating activities                               (1,121,700)              (1,292,481)
    Cash flows from investing activities:
        Acquisition of property and equipment                                      (30,326)                (115,516)
                                                                        ------------------        -----------------
            Net cash used in investing activities                                  (30,326)                (115,516)
    Cash flows from financing activities:
        Payments on equipment line of credit                                       (41,667)                 (41,666)
        Payments on operating line of credit                                      (131,000)                (200,000)
        Proceeds from exercise of common stock options
          and warrants                                                               1,210                   86,210
        Proceeds from issuance of common stock                                     988,754                1,990,208
                                                                        ------------------        -----------------
            Net cash provided by financing activities                              817,297                1,834,752
            Net (decrease) increase in cash and cash equivalents                  (334,729)                 426,755
    Cash and cash equivalents, beginning of period                                 739,628                  909,184
                                                                        ------------------        -----------------
    Cash and cash equivalents, end of period                            $          404,899         $      1,335,939
                                                                        ------------------        -----------------
                                                                        ------------------        -----------------
    Supplemental disclosure of cash flow information:
        Cash paid for:
            Interest                                                    $           17,555         $         54,478
                                                                        ------------------        -----------------
                                                                        ------------------        -----------------
            Income taxes                                                $               --        $             706
                                                                        ------------------        -----------------
                                                                        ------------------        -----------------


         The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters and the six months ended July 3, 1999 and July 4, 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 2, 1999 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 2, 1999. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarters and the six months ended July 3, 1999 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

         The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 52-week period ended January 1, 2000. The Company's last fiscal year was the 53-week period ended January 2, 1999. The Company's second fiscal quarters in fiscal 1999 and 1998 were the 13-week periods ended July 3, 1999 and July 4, 1998, respectively.

2.  INVENTORIES

         Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:

                                                                July 3,              January 2,
                                                                  1999                 1999
                                                           -----------------    -------------------
                      Raw materials                               $ 390,176              $ 607,140
                      Finished goods                                320,129                338,963
                                                           -----------------    -------------------
                                                                  $ 710,305              $ 946,103
                                                           -----------------    -------------------
                                                           -----------------    -------------------

3.  PROPERTY AND EQUIPMENT

                                                                July 3,              January 2,
                                                                  1999                 1999
                                                           -----------------    -------------------
                      Machinery and equipment                    $1,253,340             $1,223,014
                      Less accumulated depreciation and
                      amortization                                  933,628                843,557
                                                           -----------------    -------------------
                                                                  $ 319,712              $ 379,457
                                                           -----------------    -------------------
                                                           -----------------    -------------------

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

         The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 7216 SW Durham Road, Portland, OR 97224.

         In July 1997 the Company entered into a General Purchase and Development Agreement with Minnesota Mining and Manufacturing Company (3M), through which 3M globally markets advanced versions of the Company's SoftBoard family of products. Under the terms of the two year agreement, the

Company developed specialized versions of the SoftBoard product line exclusively for 3M. Shipments from the Company to 3M began in the fourth quarter of 1997 and continued through the second quarter of 1998. For the six months ended July 3, 1999 and July 4, 1998 approximately 0% and 58%, respectively, of the Company's sales were attributable to 3M.

         In April 1999, the Company was informed by 3M of their decision to exit the Advanced Meeting Solutions (AMS) Project under which the SoftBoard family of products was marketed. The Company reached an agreement with 3M under which the Company will assume responsibility for the global distribution network of whiteboard products. In this role, the Company will support digital whiteboard product sales, service and warranty obligations for all of 3M's installed base and dealer network affected by their withdrawal from the AMS Project. The reduced level of sales to 3M and their announced exit from the AMS program has had a material adverse effect on the Company's business. During the first half of 1999, the Company believes that 3M's liquidation of its inventory of Ideaboard products negatively impacted sales of its SoftBoard digital whiteboard products. Unit sales in this product line have been strengthening, reflecting completion of the 3M liquidation program, the recent expansion of the Company's dealer base as previously announced, and new product pricing strategies which the Company recently introduced.

         In March 1998 the Company signed a Common Stock Purchase Agreement with Steelcase Inc. (Steelcase), pursuant to which Steelcase purchased 350,000 shares of the Company's common stock and a warrant for a total of $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exerciseable starting on March 16, 1999 and expires on March 16, 2001. In March 1999, Steelcase purchased an additional 444,445 shares for a total of $1,000,001 in cash. As of July 3, 1999 Steelcase owned 23% of the outstanding common stock of the Company.

         At the end of the second quarter of 1999, the Company introduced a major restructuring to realign operating expenses with sales levels while retaining critical functions in key operational areas. Total overhead expense was reduced by approximately 50% through a combination of staff reductions, workweek reductions, temporary executive salary reductions, and reductions in general expense spending levels. As a result, the Company has delayed the previously reported Joint Development Agreement with Steelcase Inc. entered into in the first quarter of 1999. In the near term, the Company plans to focus efforts on expanding product offerings based on its current technology. It is the Company's intention to resume the joint product development program with Steelcase when the Company achieves profitablity on a sustainable basis. There is no assurance that the development program will be resumed or that the restructuring will return the Company to profitability.

         Also at the end of the second quarter of 1999, the Company introduced a product price reduction in its 200 Series digital whiteboard product line. Prices were adjusted to achieve closer parity with competing products in the marketplace.

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

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ---------------------------       ------------------------
                                                    JULY 3,          JULY 4,        JULY 3,        JULY 4,
                                                     1999            1998             1999          1998
                                                  ------------     ----------       ---------     ----------
      Sales                                              100  %          100  %          100  %         100  %
      Cost of goods sold                                  62              61              63             58
                                                  -----------      ----------       ---------     ----------
         Gross profit                                     38              39              37             42
      Research and development expenses                  (35)            (13)            (29)           (10)
      Marketing and sales expenses                       (72)            (43)            (57)           (33)
      General and administrative expenses                (30)            (14)            (26)           (11)
                                                  -----------      ----------       ---------     ----------
         Loss from operations                            (99)            (32)            (75)           (12)
      Other income (expense)                              (7)             --              (4)             --
                                                  -----------      ----------       ---------     ----------
         Loss before provision for income taxes         (106)            (32)            (79)           (12)
      Provision for income taxes                          --              --              --             --
                                                  -----------      ----------       ---------     ----------
                                                  -----------      ----------       ---------     ----------
      Net loss                                          (106) %          (32) %          (79) %         (12) %
                                                  -----------      ----------       ---------     ----------
                                                  -----------      ----------       ---------     ----------

SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1999 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 1998.

         SALES. Sales decreased $1,032,000 (56%) to $807,000 in the second quarter of 1999 from $1,839,000 in the second quarter of 1998. Sales decreased $2,536,000 (58%) to $1,861,000 in the first six months of 1999 from $4,397,000 in the first six months of 1998. The decreases were due primarily to the decreased level of sales to 3M and reduced demand for products being sold by the Company due to 3M's liquidation of its Ideaboard inventory. There were no sales to 3M during the first and second quarters of 1999 while sales to 3M during the comparable periods in 1998 were $1,585,000 million and $958,000, respectively. SEE OVERVIEW.

         GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 38% in the second quarter of 1999 from 39% in the second quarter of 1998. The Company's gross margin also decreased to 37% in the first six months of 1999 from 42% in the first six months of 1998. The decline in gross margins is due primarily to lower production volumes in the first and second quarters of 1999 compared to the comparable quarters in 1998, resulting in lower absorption of manufacturing overhead expense. In addition, increased sales through the Company's reseller channel contributes to lower margins due to discounted reseller prices.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses increased $36,000 (15%) to $281,000 in the second quarter of 1999 from $245,000 in the second quarter of 1998. These expenses increased $70,000 (15%) to $525,000 in the first six months of 1999 from $455,000 in the first six months of 1998. These increases were due primarily to higher development costs incurred for new technology development on the next generation SoftBoard Series 200 product line. Research and development expenses increased as a percentage of sales to 29% in the first six months of 1999 from 10% in the first six months of 1998. The increase was due to the combination of slightly higher development costs coupled with significantly lower revenue levels in the first six months of 1999 compared to the same period in 1998.

         MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $218,000 (27%) to $578,000 in the second quarter of 1999 from $796,000 in the second quarter of 1998. These expenses decreased $371,000 (26%) to $1,060,000 in the first six months of 1999 from $1,431,000 in the first six months of 1998. The decreases are primarily due to lower costs associated with the current advertising program and decreased participation in trade shows. Marketing and sales expenses increased as a percentage of sales to 57% in the first six months of 1999 from 33% in the first six months of 1998 due to the lower sales volume.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $17,000 (6%) to $242,000 in the second quarter of 1999 from $259,000 in the second quarter of 1998 These expenses increased $20,000 (4%) to $489,000 in the first six months of 1999 from $469,000 in the first six months of 1998. General and administrative expenses increased as a percentage of sales to 26% in the first six months of 1999 from 11% in the first six months of 1998 primarily due to the the Company's lower sales volume.

         OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income or expense. Other expense, net was $61,000 in the second quarter of 1999 compared to $7,000 of other expense, net in the second quarter of 1998. Other expense, net was $77,000 in the first six months of 1999 compared to $32,000 of other expense, net in the first six months of 1998. The increase in expense over the comparable three and six month periods is primarily due to a legal settlement and related legal costs of $26,000, and other minor expenses. SEE PART II, ITEM 1 - LEGAL PROCEEDINGS.

         INCOME TAXES. The Company recorded losses from operations in the second quarters of 1999 and 1998. Accordingly, no provision for income taxes was provided for in either of these periods. The Company recorded income in the first quarter of 1998, but did not provide for other than minimum state income taxes due to available net operating loss carryforwards of approximately $10 million for federal tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations and capital expenditures through the private and public sale of equity securities, cash from operations, and borrowings under operating lines of credit. At July 3, 1999, the Company had working capital of approximately $459,000 and its principal source of liquidity consisted of approximately $405,000 in cash and cash equivalents. Accounts receivable decreased to $497,000 from $798,000 at the end of 1998, and inventory decreased to $710,000 from $946,000 at the end of 1998.

         The Company has a $2,000,000 operating line of credit with its bank using its accounts receivable and certain of its inventory as collateral. The operating line bears interest monthly at prime (8.0 % at July 3, 1999). At July 3, 1999 $524,000 was outstanding under the line of credit. The Company is presently not in compliance with the minimum tangible net worth financial covenant of its Loan Agreement with the bank. While the Company has requested a covenant waiver from the bank, there can be no assurance that one will be granted. In the event that a waiver is not granted, the Company's business and financial condition could be materially and adversely affected.

         In June 1999, the Company concluded that its existing resources at that time (cash and cash equivalents, cash available under its operating line of credit) coupled with the reduction in sales that occurred during the first six months of 1999 could possibly have resulted in the Company not having sufficient funds to operate for at least the next twelve months. In response to this, the Company significantly reduced corporate expenses through a restructuring and introduced additional interim cost savings measures (SEE OVERVIEW). The Company believes its present and expected future resources are sufficient to fund its operations for the foreseeable future. The Company is also exploring alternative means of financing the business. There is no assurance that the Company can obtain such financing, or that such financing will be on terms acceptable to the Company.

         The Company has no commitments for capital expenditures in material amounts.

IMPACT OF THE YEAR 2000 ISSUE

The Company has made an assessment of the Year 2000 issue on its internal systems and equipment, its hardware and software products, and on the systems of its vendor base. Based on this assessment, the Company believes that its internal systems have been updated to address the Year 2000 issue, its hardware and software products will properly recognize calendar dates beginning in the Year 2000, and its vendor base is appropriately addressing the Year 2000 issues. Accordingly, the Company believes it is Year 2000 ready and does not currently expect to incur material costs in connection with the Year 2000 issue.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, on October 5, 1998 a former temporary leased employee filed a complaint in federal district court for the district of Oregon (Schmechel vs. Microfield Graphics, Inc.) alleging gender discrimination and harassment in addition to a state wrongful constructive discharge claim. The plaintiff alleged emotional distress, economic loss and punitive damages. No members of the Company's management were named in the suit. A Settlement Agreement was executed during the second quarter of 1999 and a settlement payment was made by the Company. The settlement expense and related legal costs is included in Other Expense and did not have a material effect on the Company's operating results.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is presently not in compliance with the minimum tangible net worth financial covenant of its Loan Agreement with its bank. While the Company has requested a covenant waiver from the bank, there can be no assurance that one will be granted. In the event that a waiver is not granted, the Company's business and financial condition could be materially and adversely affected. SEE LIQUIDITY AND CAPITAL RESOURCES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting was held on May 19, 1999 at which the actions below were taken. At May 19, 1999, 3,687,740 shares of Common Stock were issued and outstanding.

         1. The following four nominees for directors to the Board of Directors of the Company, all of whom were existing directors and together constituted all of the directors of the issuer, received the following number of votes and were properly elected to the Board of Directors: John B. Conroy (3,476,165 shares for and 47,116 shares withheld), William P. Cargile (3,476,565 shares for and 46,716 shares withheld), Herbert S. Shaw (3,476,565 shares for and 46,716 shares withheld), and James P. Keane (3,476,565 shares for and 46,716 shares withheld).

         2. The Company's 1995 Stock Incentive Plan was amended to increase the aggregate number of shares of common stock that may be issued thereunder to 850,000, an increase of 350,000 shares. The voting results were as follows: For 1,129,956; Against 169,902; Abstained 5,347; Broker Non-Votes 2,218,076.


ITEM 5.  OTHER INFORMATION

         On April 21, 1999, the Company received notice from the Nasdaq Stock Market that the Company no longer meets the requirements for continued listing on the Nasdaq SmallCap Market. Under Marketplace Rule 4310(c)(2), companies are required to maintain 1) net tangible assets of $2 million, 2) market capitalization of $35 million, or 3) net income of $500,000 in the most recently completed fiscal year, or in two of the last three most recently completed fiscal years. As of January 2, 1999, the Company's 1998 fiscal year end, the Company did not meet any of these requirements. In order for the

Company to continue to be listed on the Nasdaq Stock Market, the Company is required to submit to Nasdaq a proposal for achieving compliance and subsequently meet one of the three requirements listed.

         The Company submitted its proposal as required and has provided a subsequent update. Should the Company's proposal be deemed not to warrant continued listing, Nasdaq will immediately issue a formal notice of deficiency specifying a delisting date for the Company's securities. Should the Company's securities be delisted from the Nasdaq Stock Market, the marketability of the Company's common stock could be seriously impaired.

         During the quarter ended July 3, 1999, Randall. R. Reed, the Company's Chief Financial Officer, resigned. In July 1999, the Company's Controller, Sandra K. Pleasants, was appointed Chief Financial Officer. In connection with the Company's restructuring, the Vice President of Engineering resigned and the Vice President of Operations and the Vice President of Sales positions were consolidated under a post held by Michael
W. Stansell, Vice President Operations and Sales.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this report is listed below:

         Exhibit No.
         -----------

                10.12 Restated 1995 Stock Incentive Plan dated May 11, 1998, as amended May 19, 1999.

                27                  Financial data schedule

(b) Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended July 3, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 17, 1999

                                           MICROFIELD GRAPHICS, INC.

                                           By:
                                              --------------------------------
                                           John B. Conroy
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           By:
                                              --------------------------------
                                           Sandra K. Pleasants
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 17, 1999

                                           MICROFIELD GRAPHICS, INC.

                                           By:/s/ JOHN B. CONROY
                                              --------------------------------
                                           John B. Conroy
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           By:/s/ SANDRA K. PLEASANTS
                                              --------------------------------
                                           Sandra K. Pleasants
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)