Form 10QSB
period 1999-10-02
MICROFIELD GRAPHICS INC /OR
filed 1999-11-16
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 1O-QSB



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 2, 1999

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

The number of shares outstanding of the Registrant's Common Stock as of October 31, 1999 was 4,132,185 shares.


Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                            MICROFIELD GRAPHICS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I    FINANCIAL INFORMATION                                                         Page
-------------------------------                                                         ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheet - October 2, 1999
                  and January 2, 1999                                                      3

                  Consolidated Statement of Operations -Three and
                  Nine Months Ended October 2, 1999 and October 3, 1998                    4

                  Consolidated Statement of Cash Flows -Nine Months
                  Ended October 2, 1999 and October 3, 1998                                5

                  Notes to Consolidated Financial Statements                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                7


PART II    OTHER INFORMATION
----------------------------
         Item 3.  Defaults upon Senior Securities                                         12

         Item 5.  Other Information                                                       12

         Item 6.  Exhibits and Reports on Form 8-K                                        12

                            MICROFIELD GRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                          (unaudited)
                                                            October 2,             January 2,
                                                               1999                   1999
                                                          ------------           ------------
Current assets:
  Cash                                                    $    454,370           $    739,628
  Accounts receivable, net of allowances
       Of $41,841 and $44,553                                  381,450                797,543
  Inventories (Note 2)                                         647,457                946,103
  Prepaid expenses and other                                   113,082                156,627
                                                          ------------           ------------
        Total current assets                                 1,596,359              2,639,901

  Property and equipment, net (Note 4)                         279,601                379,457
  Other assets                                                 172,876                226,140
                                                          ------------           ------------
                                                          $  2,048,836           $  3,245,498
                                                          ------------           ------------
                                                          ------------           ------------

Current liabilities:
  Current portion of debt                                 $    551,778           $    738,333
  Accounts payable                                             398,729                532,308
  Accrued payroll and payroll taxes                             59,279                255,698
  Unearned income                                               85,290                 56,101
  Accrued liabilities                                          191,982                186,403
                                                          ------------           ------------
        Total current liabilities                            1,287,058              1,768,843

  Long-term debt, net of current portion                        38,610                 84,165
                                                          ------------           ------------
                                                             1,325,668              1,853,008


Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
      Authorized, 4,132,185 and 3,686,775 shares
      Issued and outstanding                                15,352,662             14,362,698
  Accumulated deficit                                      (14,629,494)           (12,970,208)
                                                          ------------           ------------
        Total shareholders' equity                             723,168              1,392,490
                                                          ------------           ------------

                                                          $  2,048,836           $  3,245,498
                                                          ------------           ------------
                                                          ------------           ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           (unaudited)                                   (unaudited)
                                                         Three months ended                           Nine months ended
                                                  October 2,            October 3,            October 2,            October 3,
                                                     1999                  1998                  1999                  1998
                                                  ---------             ---------             ---------             ---------
Sales                                           $   919,561             1,245,020           $ 2,780,309             5,642,067
Cost of goods sold                                  569,749               719,199             1,742,473             3,274,290
                                                  ---------             ---------             ---------             ---------
   Gross profit                                     349,812               525,821             1,037,836             2,367,777

Operating expenses
   Research and development                          56,776               254,862               582,435               710,360
   Marketing and sales                              304,759               619,413             1,364,475             2,050,668
   General and administrative                       168,438               236,382               657,438               705,039
                                                  ---------             ---------             ---------             ---------
                                                    529,973             1,110,657             2,604,348             3,466,067
                                                  ---------             ---------             ---------             ---------

Loss from operations                               (180,161)             (584,836)           (1,566,512)           (1,098,290)

Other income (expense)
   Interest income (expense), net                   (16,066)               (7,626)              (43,350)              (39,384)
   Other income, net                                     95                    98               (49,424)                  228
                                                  ---------             ---------             ---------             ---------

Loss before provision for income taxes             (196,132)             (592,364)           (1,659,286)           (1,137,446)

Provision for income taxes                                                    800                                       1,505
                                                  ---------             ---------             ---------             ---------

Net loss                                        $  (196,132)             (593,164)          $(1,659,286)           (1,138,951)
                                                  ---------             ---------             ---------             ---------
                                                  ---------             ---------             ---------             ---------

Net loss per share
     Basic                                      $      (.05)                 (.16)          $      (.42)                 (.32)
                                                  ---------             ---------             ---------             ---------
                                                  ---------             ---------             ---------             ---------
     Diluted                                    $      (.05)                 (.16)          $      (.42)                 (.32)
                                                  ---------             ---------             ---------             ---------
                                                  ---------             ---------             ---------             ---------


Shares used in per share calculations
     Basic                                        4,132,185             3,627,984             3,995,230             3,512,594
                                                  ---------             ---------             ---------             ---------
                                                  ---------             ---------             ---------             ---------
     Diluted                                      4,132,185             3,627,984             3,995,230             3,512,594
                                                  ---------             ---------             ---------             ---------
                                                  ---------             ---------             ---------             ---------

        The accompanying notes are an integral part of these consolidated financial statements.

                                             MICROFIELD GRAPHICS, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      (unaudited)
                                                                                   Nine months ended
                                                                          ---------------------------------
                                                                           October 2,            October 3,
                                                                              1999                  1998
                                                                          -----------           -----------
Cash Flows From Operating Activities:
Net loss                                                                  $(1,659,286)          $(1,138,951)

Adjustments to reconcile net loss to net cash
  Used in operating activities:
    Depreciation and amortization                                             146,471               143,361

  Changes in assets and liabilities:
    Accounts receivable                                                       416,093               184,753
    Inventories                                                               298,646              (192,789)
    Prepaid expenses and other                                                 80,521                64,967
    Accounts payable                                                         (133,579)             (193,786)
    Accrued payroll and payroll taxes                                        (196,419)              (85,014)
    Unearned income                                                            29,189                (5,900)
    Accrued liabilities                                                       (33,031)               58,653
                                                                          -----------           -----------
        Net cash used in operating activities                              (1,051,395)           (1,164,706)

Cash flows from investing activities:
    Acquisition of property and equipment                                     (30,327)             (161,994)
                                                                          -----------           -----------
        Net cash used in investing activities                                 (30,327)             (161,994)

Cash flows from financing activities:
    Payments on equipment line of credit                                      (62,500)              (62,500)
    Proceeds from (payments on) operating line of credit                     (131,000)             (225,000)
    Proceeds from exercise of common stock options                              1,210
      and warrants                                                                                   93,677
    Proceeds from issuance of common stock                                    988,754             1,990,208
                                                                          -----------           -----------
        Net cash provided by financing activities                             796,464             1,796,385

        Net increase (decrease) in cash and cash equivalents                 (285,258)              469,685

Cash and cash equivalents, beginning of period                                739,628               909,184
                                                                          -----------           -----------
Cash and cash equivalents, end of period                                  $   454,370           $ 1,378,869
                                                                          -----------           -----------
                                                                          -----------           -----------

Supplemental disclosure of cash flow information:
    Cash paid for:
        Interest                                                          $    52,709           $    76,517
                                                                          -----------           -----------
                                                                          -----------           -----------
        Income taxes                                                      $         0           $       705
                                                                          -----------           -----------
                                                                          -----------           -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters and the nine months ended October 2, 1999 and October 3, 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 2, 1999 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 2, 1999. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarters and the nine months ended October 2, 1999 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

         The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 52-week period ending January 1, 2000. The Company's last fiscal year was the 53-week period ended January 2, 1999. The Company's third fiscal quarters in fiscal 1999 and 1998 were the 13-week periods ended October 2, 1999 and October 3, 1998, respectively.

2.  INVENTORIES

         Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:

                                                              October 2,          January 2,
                                                                 1999                1999
                                                              ----------          ----------
                   Raw materials                              $  540,355          $  607,140
                   Finished goods                                107,102             338,963
                                                              ----------          ----------

                                                              $  647,457          $  946,103
                                                              ----------          ----------
                                                              ----------          ----------

3. PROPERTY AND EQUIPMENT

                                                              October 2,         January 2,
                                                                 1999                1999
                                                              ----------          ----------
                   Machinery and equipment                    $1,253,340          $1,223,014
                   Less accumulated depreciation and
                   amortization                                  973,739             843,557
                                                              ----------          ----------

                                                              $  279,601          $  379,457
                                                              ----------          ----------
                                                              ----------          ----------



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

         The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 7216 SW Durham Road, Portland, OR 97224.

         In July 1997 the Company entered into a General Purchase and Development Agreement with Minnesota Mining and Manufacturing Company (3M), under which 3M globally marketed advanced versions of the Company's SoftBoard family of products. Under the terms of the two year agreement, the

Company developed specialized versions of the SoftBoard product line exclusively for 3M. Shipments from the Company to 3M began in the fourth quarter of 1997 and continued through the second quarter of 1998. For the nine months ended October 2, 1999 and October 3, 1998, approximately 0% and 45%, respectively, of the Company's sales were attributable to 3M.

         In April 1999, the Company was informed by 3M of its decision to exit the Advanced Meeting Solutions (AMS) Project under which the SoftBoard family of products was marketed. The Company reached an agreement with 3M under which the Company assumed responsibility for 3M's global distribution network of whiteboard products. In this role, the Company will support digital whiteboard product sales, service and warranty obligations for all of 3M's installed base and dealer network affected by their withdrawal from the AMS Project. The reduced level of sales to 3M and their announced exit from the AMS program has had a material adverse effect on the Company's business. The Company believes that 3M's liquidation of its inventory of Ideaboard products negatively impacted sales of its SoftBoard digital whiteboard products during the first half of 1999. Unit sales in this product line have been strengthening, reflecting completion of the 3M liquidation program, the recent expansion of the Company's dealer base as previously announced, and new product pricing strategies which the Company recently introduced.

         In March 1998 the Company signed a Common Stock Purchase Agreement with Steelcase Inc. (Steelcase), pursuant to which Steelcase purchased 350,000 shares of the Company's common stock and a warrant for a total of $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exerciseable starting on March 16, 1999 and expires on March 16, 2001. In March 1999, Steelcase purchased an additional 444,445 shares for a total of $1,000,001 in cash. As of October 2, 1999 Steelcase owned 23% of the outstanding common stock of the Company.

         At the end of the second quarter of 1999, the Company introduced a major restructuring to realign operating expenses with sales levels while retaining critical functions in key operational areas. Total overhead expense was reduced by approximately 50% through a combination of staff reductions, workweek reductions, temporary executive salary reductions, and reductions in general expense spending levels. As a result, the Company has delayed the previously reported Joint Development Agreement with Steelcase Inc. entered into in the first quarter of 1999. In the near term, the Company is focusing efforts on expanding product offerings based on its current technology. It is the Company's intention to resume the joint product development program with Steelcase when the Company achieves profitability on a sustainable basis. There is no assurance that the development program will be resumed or that the restructuring will return the Company to profitability. Also at the end of the second quarter of 1999, the Company introduced a product price reduction in its 200 Series digital whiteboard product line. Prices were adjusted to achieve closer parity with competing products in the marketplace.

         As a result of the restructuring and increased unit sales in the third quarter of 1999, the Company reported a net loss of $196,000, an improvement of 77% from the second quarter of 1999 and an improvement of 67% from the third quarter of 1998.

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

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      ----------------------          ----------------------
                                                      OCT. 2,         OCT 3,          OCT. 2,         OCT 3,
                                                       1999            1998            1999            1998
                                                      ------          ------          ------          ------
     Sales                                               100%            100%            100%            100%
     Cost of goods sold                                   62              58              63              58
                                                      ------          ------          ------          ------
        Gross profit                                      38              42              37              42
     Research and development expenses                    (6)            (20)            (21)            (13)
     Marketing and sales expenses                        (33)            (50)            (49)            (36)
     General and administrative expenses                 (18)            (19)            (24)            (12)
                                                      ------          ------          ------          ------
      Loss from operations                               (19)            (47)            (57)            (19)
     Other income (expense)                               (2)             (1)             (3)             (1)
                                                      ------          ------          ------          ------
        Loss before provision for income taxes           (21)            (48)            (60)            (20)
     Provision for income taxes                           --              --              --              --
                                                      ------          ------          ------          ------
     Net loss                                            (21)%           (48)%           (60)%           (20)%
                                                      ------          ------          ------          ------
                                                      ------          ------          ------          ------


THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1998

         SALES. Sales decreased $325,000 (26%) to $920,000 in the third quarter of 1999 from $1,245,000 in the third quarter of 1998. Sales decreased $2,862,000 (51%) to $2,780,000 in the first nine months of 1999 from $5,642,000 in the first nine months of 1998. The decrease in sales for the three month period resulted primarily from an increased percentage of sales through the Company's reseller distribution channel at discounted prices combined with the effect of a price reduction on the Series 200 product line introduced at the end of the second quarter. The decrease for the first nine months of this year resulted primarily from the absence of revenue from 3M as compared to the comparable prior year period. SEE OVERVIEW. Unit sales for the third quarter of 1999 increased by 49% over the second quarter which the Company believes is a result of completion of the 3M liquidation program, a more effective product pricing strategy, and expansion of the Company's dealer base.

         GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 38% in the third quarter of 1999 from 42% in the third quarter of 1998. The Company's gross margin also decreased to 37% in the first nine months of 1999 from 42% in the first nine months of 1998. The decline in gross margin during the third quarter of 1999 versus the comparable year period was primarily due to the effect of the 200 Series product line price reduction introduced at the end of the second quarter of 1999 combined with decreased overhead absorption. Gross margins for the nine months decreased between years as a result of lower sales volumes resulting in decreased manufacturing overhead absorption. Gross margin remained constant at 38% between the second and third quarters of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses decreased $198,000 (78%) to $57,000 in the third quarter of 1999 from $255,000 in the third quarter of 1998. These expenses decreased $128,000 (18%) to $582,000 in the first nine months of 1999 from $710,000 in the first nine months of 1998. The decreases for both periods were due primarily to the Company restructuring implemented at the end of the second quarter. Research and development expenses increased as a percentage of sales to 21% in the first nine months of 1999 from 13% in the first nine months of 1998. The increase was due primarily to the lower level of Company revenue in the first nine months of 1999 compared to the same period in 1998. Research and development expenses decreased as a percentage of sales to 6% in the first three months of 1999 from 20% in the first three months of 1998. The decrease is due primarily to the restructuring implemented at the end of the second quarter.


         MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $315,000 (51%) to $305,000 in the third quarter of 1999 from $619,000 in the third quarter of 1998. These expenses decreased $686,000 (33%) to $1,364,000 in the first nine months of 1999 from $2,051,000 in the first nine months of 1998. The decrease between quarters was due primarily to the restructuring implemented at the end of the second quarter and continued lower costs associated with the current advertising program and decreased participation in trade shows. Marketing and sales expenses increased as a percentage of sales to 49% in the first nine months of 1999 from 36% in the first nine months of 1998 primarily due to the lower sales volume in 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $68,000 (29%) to $168,000 in the third quarter of 1999 from $236,000 in the third quarter of 1998. These expenses decreased $48,000 (7%) to $657,000 in the first nine months of 1999 from $705,000 in the first nine months of 1998. The decreases for both periods were due primarily to the Company restructuring implemented at the end of the second quarter. General and administrative expenses increased as a percentage of sales to 24% in the first nine months of 1999 from 12% in the first nine months of 1998 primarily due to lower sales volume in 1999. General and administrative expenses as a percentage of sales decreased slightly to 18% for the three months ended 1999 from 19% for the prior year comparable period.

         OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other expense, net was ($16,000) in the third quarter of 1999 compared to other expense, net of ($8,000) in the third quarter of 1998. Other expense, net was ($93,000) in the first nine months of 1999 compared to ($39,000) of other expense, net in the first nine months of 1998. The majority of the increase over the comparable nine-month period in the prior year is due to a legal settlement and related expenses of approximately $23,000 and a one time non-recurring charge of $26,000 related to the restructuring. (See Overview) Other expense, net also increased as a result of increased levels of borrowing under the Company's operating line of credit and a decrease in interest income due to lower average cash balances in the first nine months of 1999 compared to the first nine months of 1998.

         INCOME TAXES. The Company recorded losses from operations in the third quarters of 1999 and 1998. Accordingly no provision for income taxes was provided for in either of these periods.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations and capital expenditures through the private and public sale of equity securities, cash from operations, and borrowings under operating lines of credit. At October 2, 1999, the Company had working capital of approximately $309,000 and its principal source of liquidity consisted of approximately $454,000 in cash and cash equivalents. Accounts receivable decreased to $381,000 from $797,000 at the end of 1998, and inventory decreased to $647,000 from $946,000 at the end of 1998.

          The Company has a line of credit with its bank using its accounts receivable and certain of its inventory as collateral. The Loan Agreement for the line of credit expired on September 8, 1999, at which time $524,000 was outstanding under the line of credit. The Company and the bank continued to operate under the terms of the Loan Agreement until new terms were formalized on October 25, 1999. At September 8, 1999 and at October 2, 1999, the Company was not in compliance with the minimum tangible net worth financial covenant of its Loan Agreement with the bank. On October 15, 1999, the bank delivered a notice of default and the Company subsequently entered into a Forbearance Agreement which provides for a reduction in the line of credit to $650,000, the elimination of inventory from the collateral base over a 14 month period, an interest rate increase, and certain financial covenants with which the Company must comply. The Forbearance Agreement period is through April 30, 2000. The operating line bears interest monthly at prime ( 8.5 % at October 2, 1999) and will increase to prime plus 2.5% under terms of the the Forbearance Agreement. In the event that the Forbearance Agreement is not extended or the Loan Agreement is not renewed, the Company's business and financial condition could be materially and adversely affected.

         At the end of the second quarter, the Company concluded that it may not have sufficient funds to operate for at least the next twelve months due to reduced resources (cash and cash equivalents, cash available under its operating line of credit) coupled with the reduction in sales that occurred during the first six months of 1999. In response to this, the Company significantly reduced corporate expenses through a restructuring and introduced additional interim cost savings measures. (SEE OVERVIEW) During the third quarter, these measures significantly reduced operating losses and improved cash flow. The Company believes its resources are sufficient to fund its operations until April 2000 if the Forbearance Agreement is not terminated prior to that time. If the Company's lender (a) terminates the Forbearance Agreement prior to April 2000 and does not renew the Loan Agreement at that time or (b) does not extend the Forbearance Agreement upon its expiration in April 2000 and does not renew the Loan Agreement at that time, the Company believes that it will not have resources sufficient to fund its operations for the next twelve months unless it is able to obtain alternative financing on terms acceptable to the Company. The Company is also exploring alternative means of financing the business. There is no assurance that the Company can obtain such financing, or that such financing will be on terms acceptable to the Company.

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

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company failed to comply with the minimum tangible net worth financial covenant of its Loan Agreement with its bank. The bank has delivered a notice of default and the Company has entered into a Forbearance Agreement that extends through April 30, 2000. At that time, in the event the Forbearance Agreement is not extended or the Loan Agreement is not renewed, the Company's business and financial condition could be materially and adversely affected. SEE LIQUIDITY AND CAPITAL RESOURCES.


ITEM 5.  OTHER INFORMATION

         Subsequent to the end of the third quarter, the Company was notified by the Nasdaq Stock Market that its securities would be delisted from the Nasdaq SmallCap Market effective with the close of business October 29, 1999 for failure to maintain certain requirements for continued listing. The Company's securities are presently traded on the OTC Bulletin Board.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibit filed as part of this report is listed below:

              Exhibit No.
              -----------
                  27          Financial data schedule

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended October 2, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 16, 1999

                                 MICROFIELD GRAPHICS, INC.

                                 By:_________________________________
                                 John B. Conroy
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                                 By:_________________________________
                                 Sandra K. Pleasants
                                 Chief Financial Officer and Secretary
                                 (Principal Financial and Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 16, 1999

                                 MICROFIELD GRAPHICS, INC.

                                 By:/s/JOHN B. CONROY
                                    -----------------
                                 John B. Conroy
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                                 By:/s/ SANDRA K. PLEASANTS
                                    -----------------------
                                 Sandra K. Pleasants
                                 Chief Financial Officer and Secretary
                                 (Principal Financial and Accounting Officer)