Form 10KSB/A
period 1999-01-02
MICROFIELD GRAPHICS INC /OR
filed 2000-03-16
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 1O-KSB

                                 AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                            MICROFIELD GRAPHICS, INC.
                                FORM 10-KSB INDEX

                             PART I

                                                                          Page
Item 7.   Financial Statements                                              14
          (Amended to add second paragraph to Report of Independent
          Accountants and Footnote 12 to the financial statements.)

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 15, 2000

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

As more fully described in Note 12, the Company during 1999 experienced reduced sales and negative cash flows from operations. Further, the Company's bank has declared an event of default and entered into a Forbearance Agreement relating to the Company's existing Loan Agreement. Accordingly, the Company has concluded that it might not have resources sufficient to sustain its operations over the next twelve months unless it can obtain continued and adequate financing on acceptable terms. Management's plans with respect to these uncertainties are also discussed in
Note 12.

PricewaterhouseCoopers LLP

Portland, Oregon
January 29, 1999, except for Note 11,
  which is as of March 26, 1999,
  and except for Note 12, which is as
  of February 6, 2000.

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
CONSOLIDATED BALANCE SHEET
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

                                                                                     1998                    1997
                                            ASSETS
Current assets:
  Cash and cash equivalents                                                     $    739,628             $    909,184
  Accounts receivable, net (Note 3)                                                  797,543                1,027,902
  Inventories (Note 4)                                                               946,103                  712,000
  Prepaid expenses and other                                                         156,627                  216,427
                                                                                -------------            -------------
    Total current assets                                                           2,639,901                2,865,513

Property and equipment, net (Note 5)                                                 379,457                  384,251
Other assets                                                                         226,140                   72,444
                                                                                -------------            -------------
                                                                                $  3,245,498             $  3,322,208
                                                                                -------------            -------------
                                                                                -------------            -------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 6 and Note 12)                                           $    655,000             $  1,000,000
  Current portion of long-term debt (Note 6)                                          83,333                   83,333
  Accounts payable                                                                   532,308                  606,556
  Accrued payroll and payroll taxes                                                  255,698                  193,757
  Unearned income                                                                     56,101                   53,745
  Other accrued liabilities                                                          186,403                  164,483
                                                                                -------------            -------------
    Total current liabilities                                                      1,768,843                2,101,874

Long-term debt, net of current portion (Note 6 and Note 12)                            6,945                   90,278
Other long-term liabilities                                                           77,220                     --
                                                                                -------------            -------------
    Total liabilities                                                              1,853,008                2,192,152
                                                                                -------------            -------------
Commitments and contingencies (Note 8)

Shareholders' equity (Notes 9 and 11):
 Common stock, 25,000,000 shares authorized, 3,686,775 and 3,211,813
   shares issued and outstanding, respectively                                    14,362,698               12,185,527
 Accumulated deficit                                                             (12,970,208)             (11,055,471)
                                                                                -------------            -------------
   Total shareholders' equity                                                      1,392,490                1,130,056
                                                                                -------------            -------------
                                                                                $  3,245,498             $  3,322,208
                                                                                -------------            -------------
                                                                                -------------            -------------


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

MICROFIELD GRAPHICS, INC.
(D.B.A. SOFTBOARD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 1999 AND JANUARY 3, 1998
-------------------------------------------------------------------------------

6.   DEBT

     At January 2, 1999, the Company had a $2,000,000 line of credit, which expires in September 1999. Borrowings under the line of credit are due on demand, bear interest payable monthly at prime (7.75% at January 2, 1999), and are collateralized by inventories and accounts receivable. As of January 2, 1999, borrowings of $655,000 were outstanding under the line. Pursuant to the line of credit agreement, the Company is required to comply with certain financial covenants, including ratios and minimum net worth. At January 2, 1999, the Company was in violation of its covenants with respect to its quick ratio and minimum net worth. These covenants have been waived by the bank. See Note 12.

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

9.   SHAREHOLDERS' EQUITY

     INCENTIVE STOCK OPTION PLAN
     The Company has Stock Option Plans (the "Plans"). At January 2, 1999 and January 3, 1998, 1,005,162 and 1,005,228 shares of common stock were reserved for issuance to employees, officers, directors and consultants. Under the Plans, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant. The options become exercisable over four years. See Note 12.

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

12.  SUBSEQUENT EVENTS

     During 1999, the Company experienced significantly reduced sales and negative cash flows from operations. At the end of the second quarter of 1999, the Company concluded that it might not have sufficient funds to operate for at least the next twelve months. Management based such conclusion on the reduction in sales and resulting losses that occurred during the first six months of 1999, coupled with diminishing cash resources (cash and cash equivalents, and cash available under its operating line of credit). In response, management restructured its operations through a combination of staff reductions, workweek reductions, temporary executive salary reductions, and reductions in general expense spending levels. As a result, the Company delayed certain product development programs and focused its efforts on expanding product offerings based on its current technology. It is the Company's intention to resume its product development programs when and if it achieves profitability on a sustainable basis. However, there can be no assurance that the Company will achieve profitability or resume its development programs.

     The Company during 1999 was not in compliance with the minimum tangible net worth financial covenant of its Loan Agreement with its bank. As a result, the bank on October 15, 1999 delivered a notice of default, and the Company subsequently entered into a Forbearance Agreement with the bank. The Forbearance Agreement provides for a reduction in the line of credit to $650,000, the elimination of inventory from the collateral base over a fourteen month period, an increase in the interest rate from prime to prime plus 2.5%, and certain financial covenants with which the Company must comply. The Forbearance Agreement period is through April 30, 2000. The balance outstanding under the line of credit agreement aggregates $354,000 at January 1, 2000.

     In the event that the Forbearance Agreement is not extended or the Loan Agreement is not renewed, the Company's business and financial condition could be materially and adversely affected. Under such circumstances, the Company believes that it would not have resources sufficient to fund its operations for the next twelve months unless it is able to obtain alternative financing on terms acceptable to the Company.

     The Company is exploring alternative means of financing the business. However, there can be no assurance that the Company can obtain such financing, or that such financing will be on terms acceptable to the Company.

     Effective December 20, 1999, the Company repriced all of its outstanding stock options. As a result, the exercise price for all outstanding options was reduced to $.22 per share of common stock.

     During February 2000, the Company was named in a class action lawsuit. The complaint alleges that the Company and its Chief Executive Officer issued a series of false and misleading statements concerning, among other things, the Company's purchase agreement with 3M. The complaint alleges that, as a result of these allegedly material misstatements and omissions, the Company's stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999. The Company denies the allegations and intends to vigorously defend itself. However, the ultimate outcome of the litigation is presently undeterminable.