Form 10-K
period 2000-01-01
MICROFIELD GRAPHICS INC /OR
filed 2000-04-17
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 1O-KSB

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January, 1 2000

             / / TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                  16112 SW 72nd
                             PORTLAND, OREGON 97224
              (Address of principal executive offices and zip code)
                                 (503) 620-4000
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year were $ 3,492,238.

The aggregate market value of voting stock held by non-affiliates of the registrant at March 10, 2000 was $1,163,528 computed by reference to the average bid and asked prices as reported on the OTC Bulletin Board.

The number of shares outstanding of the Registrant's Common Stock as of March 10, 2000 was 4,132,185 shares.

The index to exhibits appears on page 14 of this document.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/.



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

                            MICROFIELD GRAPHICS, INC.
                                FORM 10-KSB INDEX

                          PART I

                                                                               Page
Item 1. Description of Business                                                   3

Item 2. Description of Property                                                   9

Item 3. Legal Proceedings                                                         9

Item 4. Submission of Matters to a Vote of Security Holders                       9

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters                  9

Item 6. Management's Discussion and Analysis of Financial Condition or
         Plan of Operation                                                       10

Item 7. Financial Statements                                                     13

Item 8. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                13

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                       14

Item 10. Executive Compensation                                                  14

Item 11. Security Ownership of Certain Beneficial Owners and Management          14

Item 12. Certain Relationships and Related Transactions                          14

Item 13. Exhibits and Reports on Form 8-K                                        14



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

                                      PART I

ITEM 1. BUSINESS

INTRODUCTION

Microfield Graphics, Inc. (the "Company") develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The principal purpose of these products is to make meetings more productive and cost effective by capturing ideas from all meeting members (whether they are located locally or linked remotely through a computer and an audio hookup) and making the information available to all of the linked systems, where everyone involved can see and interact with the information produced and presented. The Company's product lines incorporate a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers over standard telephone lines, networks and the Internet.

The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 16112 SW 72nd, Portland, OR 97224.

PRODUCTS

The Company currently offers five product lines: the SoftBoard Series 200 Digital Whiteboards, the SoftBoard System 300 In-Wall Interactive Rear Projection Systems, the SoftBoard System 400 Mobile Interactive Rear Projection Systems, the SoftBoard System 500 Interactive Plasma Display Systems, and the SoftBoard Series 500K Interactive Enhancement Kits for Plasma Displays.

The SoftBoard Series 200 Digital Whiteboards includes three models, the Model 201, a 67" diagonal writing surface, the Model 203, a 58.5" diagonal writing surface, and the Model 205, a 42.5" diagonal writing surface. Each SoftBoard can be purchased for use with either an IBM-compatible personal computer (PC) or a Macintosh computer. Each SoftBoard includes the Company's proprietary bundled application software that stores the information written on SoftBoard surface in a computer file and provides capabilities for playback, printing, distribution and use in other applications. The playback feature uses a VCR-like interface and allows the user to review information recorded on the SoftBoard, stroke-by-stroke,page-by-page, or to move rapidly between multiple pages of a session. The writing surface of each SoftBoard is high-quality, porcelain-on-steel.

The SoftBoard System 300 product line includes the Model 301 and the Model 303. The SoftBoard System 300 is a SoftBoard with a translucent writing surface in place of the porcelain writing surface. Designed for group presentations and interaction, the SoftBoard System 300 is either built into a false wall, behind which the projector is placed, or is designed into a custom cabinet that also houses the projector. The SoftBoard interactive technology then enables the user to interact with the application and the data displayed on the screen.

The SoftBoard System 400 product line integrates a SoftBoard into a mobile rear-projection system. In this application, the porcelain-on-steel SoftBoard writing surface is replaced with a translucent writing surface. Integrated into the unit is an LCD projector which projects the output of a connected PC onto the rear surface of the translucent screen of the SoftBoard. Pen strokes on the SoftBoard surface (using an electronic pen) are then captured and transmitted through the PC to the LCD projector and then onto the rear of the SoftBoard surface, in electronic ink. The electronic pen also acts as a mouse and allows the user to interact with the software that is displayed on the SoftBoard surface. This product creates a room-sized interactive multimedia computer screen, allowing a user to combine information already in a computer file with new information created during a collaborative session. The data can be shared with a computer hooked up directly in the



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

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

The SoftBoard System 500 product line currently consists of seven different models. The SoftBoard System 500 models integrate the SoftBoard proprietary laser scanning data acquisition technology with a gas plasma display. The plasma displays are large flat panel monitors that can be hung on walls, mounted on mobile carts or stands, and connected to a personal computer. Through use of the SoftBoard laser scanning technology, and SoftBoard's electronic pen, the user interacts with the software on the surface of the plasma display in the same manner as he would by using a mouse. The user can interact with any software program, presentation, or conferencing software and allow a room full of meeting participants to see the product of his work as he is creating it.

This interactive plasma display and its local computer can be connected to other remotely located computers and plasma displays anywhere in the world. These attached systems allow the remote users to interact with each other by sharing each others' files and manipulating the data from any of the locations as the work sessions dictate. The benefit of this technology is that one can have a meeting with groups of people located anywhere in the world, where the participants can interact with each other, share and manipulate each others' data, without the cost and time involved with bringing each meeting participant to one location.

The SoftBoard Series 500K Interactive Enhancement Kit product line currently consists of seven models which enable a user to integrate the SoftBoard interactive technology with the gas plasma display of their choice. Kits are currently available for Pioneer, Fujitsu, NEC, and Sony plasma displays. Once assembled, the integrated system has the full interactive display capabilities of the System 500 product line.

SoftBoard System 300, 400, 500 and 500K products are marketed under the trademark Group Desktop-TM- Products.

PRODUCT DEVELOPMENT

During 1999, the Company's engineering efforts were primarily focused on new product development of advanced versions of 200 Series products, additional System 500K interactive plasma display kits for new plasma display models and System 400 upgrades for new projector models.


MARKETING, SALES AND DISTRIBUTION

The Company markets its SoftBoard products to resellers, OEMs, and end users in the United States and to distributors, resellers, and end users outside the United States.

In July 1997, the Company entered into a two-year general purchase and development agreement with 3M through which 3M marketed, on a global basis, advanced versions of the Company's SoftBoard products under the 3M brand name "Ideaboard." Shipments to 3M began in the fourth quarter of 1997, and totaled 1422 units through the end of 1998. 3M has not purchased any significant quantities of SoftBoard products since June 1998. The agreement between 3M and the Company expired in July 1999. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

In April 1999, the Company was informed by 3M of its decision to exit the Advanced Meeting Solutions (AMS) Project under which the SoftBoard family of products was marketed by 3M. The Company reached an agreement with 3M under which the Company assumed responsibility for 3M's global distribution network of whiteboard products. In this role, the Company will support digital whiteboard product sales, service and warranty obligations for all of 3M's installed base and dealer network affected by their withdrawal from the AMS Project. The reduced level of sales to 3M and their announced exit from the AMS program has had a material adverse effect on the Company's business. The Company believes that 3M's


SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

liquidation of its inventory of Ideaboard products negatively impacted sales of its SoftBoard digital whiteboard products during the first half of 1999. Unit sales in this product line have been strengthening, reflecting completion of the 3M liquidation program, the recent expansion of the Company's dealer base as previously announced, and new product pricing strategies which the Company introduced in mid-1999.


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

There are a small number of competitors selling electronic whiteboards. Most of the competitors that manufacture electronic whiteboards with capabilities somewhat similar to those of SoftBoard use pressure-sensitive surfaces, which the Company believes are generally awkward to use because of the pressure required to register the writing and which the Company believes are less durable than SoftBoard's porcelain-on-steel writing surface. Additionally, the Company believes SoftBoard's functionality and long-term reliability is significantly greater than current competitors.

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

The Company is aware of several competitors that offer a rear-projection


SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

system. The competitive systems use a pressure sensitive surface. With pressure sensitive technology a limited amount of light can be projected through the writing surface making it more difficult for the user and any other participants to view the image on the display, thereby requiring the lights in the meeting room to be turned off. Their product is also subject to alignment problems if moved even slightly, and is not supplied with an integrated LCD projector. The Company believes that the System 400 is superior to this product because of the greater amount of light that is delivered through the System 400 writing surface, it can be moved across the room or around the world with minimal, and often no, alignment problems and it is complete and ready to connect to a personal computer for immediate use.

The Company is aware of several competitors that offer an interactive kit for plasma displays with the same or similar functionality that the System 500K models possess. These competitive products typically utilize pressure sensitive technology with its inherent disadvantages of diminished brightness, smudging, and reduced viewing angle.

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

INTELLECTUAL PROPERTY

The Company was issued United States Patent No. 5,248,856 in September 1993 for the main graphic data-acquisition technology incorporated in Softboard. Canadian Patent No. 2100624 covering this technology was issued to the Company in July 1997. European patent No. 0600576 covering the system technology was issued to the Company in October 1998. In April 1997, the Company was issued U. S. Patent No. 5,623,129 covering the code-based, electromagnetic-field-responsive graphic data-acquisition system. In September 1997, the Company was issued U. S. Patent No. 5,665,942 for the optical scanning system employing laser and laser safety control.

The Company currently holds eight separate patents on various technology incorporated in the SoftBoard products. In addition, the Company will file other patent applications for new SoftBoard product features and technology. The Company relies on copyright protection for its proprietary software. Additionally, SoftBoard-TM- and Microfield Graphics-TM- are registered trademarks of the Company in the United States, and trademark applications have been filed for the phrases "See What I'm Saying," and "Group Desktop."

The Company protects its intellectual property rights through a combination of patents, copyrights, trade secret and other intellectual property law, nondisclosure agreements and other measures. The Company believes, however, that its financial performance will depend more upon the innovation, technological expertise and marketing abilities of its employees than upon such protection.



GOVERNMENT REGULATION

SoftBoard uses low-powered infrared lasers, similar to those used in compact disc players and laser printers. The Company has independently tested its products and believes they comply with the applicable industry and governmental safety requirements for lasers.

EMPLOYEES

As of March 10, 2000 the Company employed 20 persons. None of the



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

The Company's facilities in Portland, Oregon, consist of approximately 12,000 square feet of office and manufacturing space. The Company occupies this facility pursuant to a lease, commencing April 1, 2000 and expiring on June 30, 2003, at a base rent of $6,720 per month.


ITEM 3. LEGAL PROCEEDINGS

During February 2000, the company was named in a class action lawsuit, Adair v. Microfield Graphics, Inc. Et ano., 00 CIV. 0629 (MBM), UNITED STATES DISTRICT COURT SOUTHERN DISTRICT OF NEW YORK. The complaint alleges that the Company and its Chief Executive Officer issued a series of false and misleading statements concerning, among other things, the Company's purchase agreement with 3M. The complaint alleges that, as a result of these allegedly material misstatements and omissions, the Company's stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999 and requests that damages be determined at trial. The Company denies the allegations and intends to vigorously defend itself. However, the ultimate outcome of the litigation is presently undeterminable.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the Quarter ended January 1, 2000.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 30, 1999, the Company's common stock has been quoted on the OTC Bulletin Board under the symbol "MICG." Prior to that date the Company's common stock was quoted on the Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low sales prices as reported by the OTC Bulletin Board or the Nasdaq SmallCap Market,as appropriate, for the periods indicated.

                         LOW               HIGH
                         ---               ----
FISCAL 1998
First Quarter           $ 3 5/8          $ 8 3/4
Second Quarter            4 1/16           9 3/16
Third Quarter             2                4 15/16
Fourth Quarter            1 3/8            2 7/8

FISCAL 1999
First Quarter           $ 1 7/8          $ 2 3/8
Second Quarter             15/16           2 1/16
Third Quarter               9/16           1 1/16
Fourth Quarter              1/4              5/8

There were 143 shareholders of record and the Company believes approximately 1600 beneficial shareholders at April 10, 2000. There were no cash dividends declared or paid in fiscal years 1999 or 1998. The Company does not anticipate declaring such dividends in the foreseeable future.

On October 5, 1999, the Company issued to its bank a warrant to purchase 20,000 shares of the Company's common stock at a purchase price of $0.75 per share. The warrant was issued in connection with the Forebearance Agreement dated October 15, 1999 between the Company and the bank. The Company received no cash consideration for the warrant. The warrant



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

expires in October 2003. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act), because the bank is an accredited investor, as that term is defined in Rule 501 of the Act, and the transaction fell within the parameters of Rule 506 of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

OVERVIEW

The Company develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The principal purpose of these products is to make meetings more productive and cost effective by capturing ideas from all meeting members (whether they are located locally or linked remotely through a computer and an audio hookup) and making the information available to all of the linked systems, where everyone involved can see and interact with the information produced and presented. The Company's product lines incorporate a series of digital whiteboards, interactive rear projection systems, interactive plasma display systems, and interactive enhancement kits for plasma displays under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers over standard telephone lines, networks and the Internet.

In July 1997 the Company entered into a General Purchase and Development Agreement with Minnesota Mining and Manufacturing Company (3M), under which 3M globally marketed advanced versions of the Company's SoftBoard family of products. Under the terms of the two year agreement, the Company developed specialized versions of the SoftBoard product line exclusively for 3M. Shipments from the Company to 3M began in the fourth quarter of 1997 and continued through the second quarter of 1998. For the year ended January 1, 2000 and January 2, 1999, approximately 0% and 38%, respectively, of the Company's sales were attributable to 3M.

In April 1999, the Company was informed by 3M of its decision to exit the Advanced Meeting Solutions (AMS) Project under which the SoftBoard family of products was marketed. The Company reached an agreement with 3M under which the Company assumed responsibility for 3M's global distribution network of whiteboard products. In this role, the Company will support digital whiteboard product sales, service, and warranty obligations for all of 3M's installed base and dealer network affected by their withdrawal from the AMS Project. The reduced level of sales to 3M and their announced exit from the AMS program has had a material adverse effect on the Company's business. The Company believes that 3M's liquidation of its inventory of Ideaboard products negatively impacted sales of its SoftBoard digital whiteboard products during 1999. Unit sales in this product line have been strengthening, reflecting completion of the 3M liquidation program, the recent expansion of the Company's dealer base as previously announced, and new product pricing strategies which the Company introduced in mid 1999.

In March 1998 the Company signed a Common Stock Purchase Agreement with Steelcase Inc. (Steelcase), pursuant to which Steelcase purchased 350,000 shares of the Company's common stock and a warrant for a total of $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exercisable starting on March 16, 1999 and expires on March 16, 2001. In March 1999, Steelcase purchased an additional 444,445 shares for a total of $1,000,001 in cash. As of January 1, 2000 Steelcase owned 19% of the outstanding common stock of the Company.

At the end of the second quarter of 1999, the Company introduced a major restructuring to realign operating expenses with sales levels while retaining critical functions in key operational areas. Total overhead expense was reduced by approximately 50% through a combination of staff reductions, workweek reductions, temporary executive salary reductions, and reductions in general expense spending levels, including negotiating a satisfactory termination of the company's existing facilities lease in January 2000 and entering into a lease for a new facility with a lower lease cost. As a result, the



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

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


                                            FISCAL         FISCAL
                                            1999           1998
                                            ------         ------
Net sales                                    100 %          100 %
Cost of goods sold                            65             59
                                            ----           ----
         Gross profit                         35             41
Research and development expenses            (18)           (15)
Marketing and sales expenses                 (47)           (40)
General and administrative expenses          (25)           (14)
                                            ----           ----
Loss from operations                         (55)           (28)
Other expense, net                            (3)            (1)
                                            ----           ----
Loss before income taxes                     (58)           (29)
Benefit from income taxes                      -              -
                                            ----           ----
Net loss                                     (58)%          (29)%
                                            ----           ----
                                            ----           ----

SALES. Total sales decreased $3,153,910 (48%) to $3,492,238 in 1999 from $6,646,148 in 1998. In fiscal 1999, export sales aggregated $665,000 (19% of net sales), compared to $1,826,703 (27% of net sales) in 1998. The decline in sales, including export sales, was due primarily to 3M's decision to exit the Advanced Meeting Solutions (AMS) Project under which the SoftBoard family of products was marketed. Sales to 3M accounted for $2,551,000 in 1998. There were no sales to 3M in 1999.

GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the product, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin was 35% in 1999, down from 41% in 1998. The decrease in gross margin was primarily the result of lower sales volumes resulting in decreased manufacturing overhead absorption in 1999 compared to 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses decreased $363,000 (36%) to $635,000 in 1999 from $998,000 in 1998. The decrease was due primarily to the Company restructuring implemented at the end of the second quarter. Research and development expenses, as a percentage of sales, were 18% and 15% in 1999 and 1998, respectively.



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $1,003,000 (38%) to $1,655,000 in 1999 from $2,658,000 in 1998. The decreases were due primarily to significantly lower advertising and trade show expense during 1999. The Company undertook changes in the methods it used to generate sales leads during the current year. Marketing and sales expenses increased as a percentage of sales to 47% in 1999 from 40% in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $93,000 (10%) to $867,000 in 1999 from $960,000 in 1998. The restructuring efforts were the primary cause of the decrease in general and administrative expenses. General and administrative expenses, as a percentage of sales, were 25% in 1999 compared to 14% in 1998. The increase in percentage compared to sales was due to the lower total sales in 1999.

OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense and miscellaneous income. Other expense increased by $57,000 to 107,000 in 1999, from $50,000 in 1998. The increase was primarily due to a legal settlement and related expenses of approximately $23,000 and a one time non-recurring charge of $26,000 related to the restructuring. (See Overview)

INCOME TAXES. As of January 1, 2000 the Company had available net operating loss carryforwards of approximately $14 million for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2020. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995 and other stock transactions. In addition, the Company has research and development credits aggregating approximately $285,000 for income tax purposes at January 1, 2000. Such credits may be used to reduce taxes payable, if any, on a consolidated basis in future years through their expiration in 2001 to 2020. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At January 1, 2000 the Company had working capital of approximately $4,000 and its principal sources of liquidity consisted of $113,000 in cash and cash equivalents. Accounts receivable decreased $532,000 to $266,000 at January 1, 2000 from $798,000 at January 2, 1999. This was due to decreased sales in the fourth quarter of 1999 compared to fourth quarter sales in 1998 and to improved account collection policies implemented as part of the restructuring and cost reduction plan. Inventories decreased $449,000 to $497,000 at January 1, 2000 from $946,000 at January 2, 1999. This decrease was due primarily to the lowering of inventory levels implemented as part of the restructuring and cost reduction plan, and to the lower level of sales in the fourth quarter of 1999. Accounts payable decreased $194,000 to 338,000 at January 1, 2000 compared to 532,000 at January 2, 1999 as a result of the improved purchasing policies implemented as part of the restructuring and cost reduction plan.

The Company has a line of credit with its bank using its accounts receivable and certain of its inventory as collateral. The Loan Agreement for the line of credit expired on September 8, 1999, at which time $524,000 was outstanding under the line of credit. The Company and the bank continued to operate under the terms of the Loan Agreement until new terms were formalized on October 25, 1999. At September 8, 1999 and at October 2, 1999, the Company was not in compliance with the minimum tangible net worth financial covenant of its Loan Agreement with the bank. On October 15, 1999, the bank delivered a notice of default and the Company subsequently entered into a Forbearance Agreement which provides for a reduction in the line of credit to $650,000, the elimination of inventory from the collateral base over a 14 month period, an interest rate increase, and certain financial covenants with which the Company must comply. The Forbearance Agreement period is through April 30, 2000. The operating line bears interest monthly at prime plus 2.5% under terms of the Forbearance Agreement. At January 1, 2000 $296,000 was available on the line of credit. The interest rate in effect on January 1, 2000 was 11%. In the event that the Forbearance Agreement is not extended or the Loan Agreement is not renewed, and the



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

company is unable to obtain substitute financing at acceptable terms, the Company's business and financial condition will be materially and adversely affected.

During 1999, the Company experienced significantly reduced sales and negative cash flows from operations. The reduction was due primarily to the loss of sales from 3M, a major OEM customer. At the end of the second quarter of 1999, the Company concluded that it might not have sufficient funds to operate for at least twelve months. Management based such conclusions on the reduction in sales and resulting losses that occurred during the first six months of 1999, coupled with diminishing cash resources (cash and cash equivalents, and cash available under its operating line of credit). In response, management restructured its operations through a combination of staff reductions, workweek reductions, temporary executive salary reductions and reductions in general expense spending levels. The company anticipates spending levels to continue to decline over the next several months as the effect of the implemented restructuring stabilize. However, there can be no assurance that the Company will achieve profitability.

In March 1998 the Company signed a Common Stock Purchase Agreement with Steelcase Inc. (Steelcase), pursuant to which Steelcase purchased 350,000 shares of the Company's common stock and a warrant for a total of $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exercisable starting on March 16, 1999 and expires on March 16, 2001. In March 1999, Steelcase purchased an additional 444,445 shares for a total of $1,000,001 in cash. As of January 1, 2000 Steelcase owned 19% of the outstanding common stock of the Company.

The Company has no commitments for capital expenditures in material amounts.

IMPACT OF THE YEAR 2000 ISSUE

Many computer systems have been expected to experience problems distinguishing between dates in different centuries because such systems were developed using two digits rather than four digits to determine the applicable year. Consequently, there was concern that these systems would be unable to distinguish between dates in different centuries and could have experienced errors resulting in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. To date, we have not experienced any problems complying with the Year 2000 issues and have not been informed of any failures of our products from customers. These problems, however, may not be discovered until months after January 1, 2000.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included in this report as follows:

Microfield Graphics, Inc.:                                         Page

Report of Independent Accountants                                  F-1

Consolidated Balance Sheets
         January 1, 2000 and January 2, 1999                       F-2

Consolidated Statements of Operations for the years
         ended January 1, 2000 and January 2, 1999                 F-3

Consolidated Statements of Shareholders' Equity for the
         years ended January 1, 2000 and January 2, 1999           F-4

Consolidated Statements of Cash Flows for the years ended
         January 1, 2000 and January 2, 1999                       F-5

Notes to Consolidated Financial Statements                         F-6


SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers and directors are as follows:

NAME                     AGE         CURRENT POSITION(S) WITH COMPANY
-------------------------------------------------------------------------------------------------
John B. Conroy           61          Chairman of the Board, President and Chief Executive Officer
Michael W. Stansell      57          Vice President, Operations and Sales
William P. Cargile       58          Director
Herbert S. Shaw          64          Director



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

WILLIAM P. CARGILE was elected to the Board of Directors in February 1989. Mr Cargile was a General Partner of Crosspoint Venture Partners from April 1983 until December 1995, at which time he became a Venture Partner of Crosspoint Venture Partners.

HERBERT S. SHAW was elected to the Board of Directors in June 1997. Mr. Shaw has been the Managing Partner of NorCrest Ltd. and Chairman of NorCrest Capital Management LLC, an investment banking company, since January 1996. From February 1992 to December 1995 Mr. Shaw was the President and CEO of The Laughlin Group, a financial services and investment group of companies.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named officers") for fiscal years 1999, 1998 and 1997.

                                      SUMMARY COMPENSATION TABLE
                                                                                     LONG TERM
                                                                                 COMPENSATION
                                                                                      AWARDS
                                             ANNUAL COMPENSATION                 ----------------
                                   -----------------------------------------        SECURITIES
                                                                                    UNDERLYING          ALL OTHER
                                    FISCAL                                            OPTIONS          COMPENSATION
                                     YEAR       SALARY($)        BONUS($)               (#)               ($)(1)
                                   ------- ------------------ --------------     ----------------    ---------------
John B. Conroy                       1999       185,192            --                100,000                --
  Chairman of the Board of           1998       219,154            --                 75,000                --
  Director, President, and           1997       206,451            --                 60,000                --
  Chief Executive Officer



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

    (1) The aggregate amount of perquisites and other personal benefits was less than either $50,000 or 10% of the total of the annual salary and bonus reported for each of the names officers.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 10, 2000 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director or nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them. As of March 10, 2000 John B. Conroy, William P. Cargile, Michael W. Stansell (collectively, the "Executives"), Steelcase Inc. and the Company were parties to a Share Ownership, Voting and Right of First Refusal Agreement dated March 19, 1998 (the "Voting Agreement"). On the date of the Voting Agreement, the Executives were directors and executives of the Company. Pursuant to the Voting Agreement, Steelcase and the Executives are obligated to vote their shares of Common Stock to elect certain individuals to the Board of Directors of the Company, including one individual designated by Steelcase (James B. Keane, Steelcase's original designee, resigned on February 17, 2000 and Steelcase has not identified a replacement for his seat.), Mr. Conroy and three independent directors as directed by majority of the Board of Directors (currently only Messrs. Shaw and Cargile have been designated). With regard to matters other than the election of directors, Steelcase has agreed to vote all of its shares of Common Stock that it may own in excess of 610,000 shares in direct proportion of the votes of all outstanding shares of Common Stock. Each party to the Voting Agreement is deemed the beneficial owner of the shares of Common Stock beneficially owned by each other party to the Voting Agreement.

                                                                                COMMON STOCK
----------------------------------------------------------         ----------------------------------------

        FIVE PERCENT SHAREHOLDERS, DIRECTORS, DIRECTOR                  SHARES          APPROXIMATE
            NOMINEES AND CERTAIN EXECUTIVE                           BENEFICIALLY        PERCENTAGE
                         OFFICERS                                      OWNED (1)           OWNED
----------------------------------------------------------         ----------------------------------------

           Steelcase Inc.(6)                                              1,459,228               35.3  %
             P. O. Box 1967
             Grand Rapids, MI  49501-1967

           John. B. Conroy (2) (3)                                        1,459,228               35.3  %

           William P. Cargile (2) (4)                                     1,459,228               35.3  %

           Herbert S. Shaw (2) (5)                                           13,000                  *


           All  directors  and  executive  officers  as a                 1,459,228               35.3  %
           group (5 persons) (7)
------------------------

        *Less than 1%

    (1) Shares to which the person or group has the right to acquire within 60 days after March 2, 2000 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

    (2) The address of Messrs. Conroy, Cargile, and Shaw, is c/o Microfield Graphics, Inc., 16112 SW 72nd, Portland, Oregon 97224.

    (3) Includes 45,000 shares held by Mr. Conroy, 91,033 shares held by Mr. Conroy's wife, and 49,750 shares subject to options exercisable within 60 days after March 10, 2000.

    (4) Includes 190,000 shares held by Mr. Cargile and 16,000 shares subject to options exercisable within 60 days after March 10, 2000.



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

    (5) Includes 13,000 shares subject to options exercisable within 60 days after March 10, 2000.

    (6) Includes 794,445 shares held by Steelcase Inc. and 260,000 shares subject to warrants exercisable by Steelcase within 60 days after March 10, 2000.

    (7) Includes 78,750 shares subject to options and 260,000 shares subject to warrants exercisable within 60 days after March 10, 2000.



    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On March 19, 1998 the Company signed a common stock purchase agreement with Steelcase under which Steelcase purchased 350,000 shares of the Company's common stock and a warrant for $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant is exercisable starting on March 19, 1999 and expires on March 19, 2001. As a part of the transaction Steelcase was granted a seat on the Board of Directors. James P. Keane was appointed as their representative on the board in March 1998. Mr. Keane resigned in March 2000. No Steelcase representative has been appointed to replace him. In addition, the Company, Steelcase and certain directors and executives of the Company entered a Share Ownership, Voting and Right of First Refusal Agreement ("Voting Agreement") pursuant to which the parties agreed to vote their shares of common stock to elect certain individuals to the Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management." On March 26, 1999 the Company sold Steelcase on additional 444,445 shares of the Company's common stock for $1,000,001. The Company also granted Steelcase registration rights for its shares of the Company's common stock in connection with these two stock sales. Steelcase has the right, at any time after March 19, 2000, to require the Company to effect the registration under the Securities Act of 1933 of the common stock owned by Steelcase, subject to certain limitations.

    On October 22, 1998, pursuant to an executive loan program authorized by the Board of Directors, John B. Conroy borrowed money from the Company in order to exercise options for 45,000 shares of the Company's Common Stock. The transaction resulted in a note due the Company from Mr. Conroy in the amount of $75,000, with interest at 6% per year, due on October 22, 2003.

    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits included herein:


        Exhibit No.
        -----------

    *3.1             Articles of Incorporation, as amended
    *3.2             Bylaws, as amended
    *4.1             See Article III of Exhibit 3.1 and Articles I and VI of
                     Exhibit 3.2
    #*10.1           1986 Stock Option Plan, as amended
    *10.3            Form of Incentive Stock Option Agreement
    *10.7            Form of Representative's Warrants (1)
    (1)*10.8         Japanese Marketing License Agreement (1)
    (1)**10.9        General Purchase and Development Agreement dated
                     July 14, 1997 between the Registrant and 3M Company
    (1)***10.10      Common Stock Purchase Agreement dated March 19, 1998
                     between the Registrant and Steelcase Inc., Registration
                     Rights Agreement dated March 19, 1998 between the
                     Registrant and Steelcase Inc., Stock Purchase Warrant to
                     Purchase Shares of Common Stock of Microfield Graphics,
                     Inc. dated March 19, 1998 issued by the Registrant to
                     Steelcase Inc., and Share Ownership, Voting and Right of
                     First Refusal Agreement dated March 19, 1998 between the
                     Registrant, Steelcase Inc., John B. Conroy, Scott D. McVay,
                     Randall R. Reed, Michael W. Stansell, Peter F. Zinsli,
                     Donald H. Zurstadt, and William P. Cargile.
    ****10.11        Restated 1995 Stock Incentive Plan dated May 11, 1998.



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

    *****10.12        Form of Lease between Microfield Graphics and Pacific
                      Realty Associates, LLP, dated January 24, 2000.
    *****10.13        Form of Forbearance Agreement between Silicon Valley Bank
                      and Microfield Graphics, Inc. dated November 3, 1999.
    *****23           Consent of PricewaterhouseCoopers
    *****27           Financial Data Schedule
    ------------
    * Incorporated by reference to Exhibits 3.1, 3.2, 4.1, 10.1, 10.3, 10.7, 10.8, as applicable, to Registrant's Registration Statement on Form SB-2 (Registration No. 33-91890).

    ** Incorporated by reference to Exhibit 10.9 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 27, 1997.

    *** Incorporated by reference to Exhibit 10.10 to Registrants Quarterly Report on Form 10-QSB for the three month period ended April 4, 1998.

    **** Incorporated by reference to Exhibits 10.11 to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 3, 1999.

    ***** Exhibits 10.12, 10.13, 23, 27 filed herewith.

    # This exhibit constitutes a management contract, or compensatory plan or arrangement.

    (1) Portions of Exhibit 10.8, 10.9, and 10.10 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended January 1, 2000.



SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2000

                                MICROFIELD GRAPHICS, INC.

                                By: /s/ JOHN B. CONROY
                                -----------------------
                                John B. Conroy
                                Chairman of the Board, President,
                                and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title
---------                        -----
/s/ JOHN B. CONROY               Chairman of the Board, President, and Chief
----------------------           Executive Officer (Principal Executive Officer)
John B. Conroy                   Date: April 10, 2000


/s/ HERBERT S. SHAW              Director
----------------------           Date: April 10, 2000
Herbert S. Shaw



SoftBoard and Microfield are registered trademarks and SBRecord, SBRemote, SBView, and SBProjection are trademarks of Microfield Graphics, Inc. All other trademarks and registered trademarks are the property of their respective owners. All prices and specifications are subject to change without notice. Prices may be higher outside the continental United States.

/s/ WILLIAM P. CARGILE           Director
----------------------           Date: April 10, 2000
William P. Cargile

MICROFIELD GRAPHICS, INC.
(d.b.a. SOFTBOARD)
CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 1, 2000 AND JANUARY 2, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Microfield Graphics, Inc. (d.b.a. Softboard)


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Microfield Graphics, Inc. (d.b.a. Softboard) and its subsidiary at January 1, 2000 and January 2, 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency at January 1, 2000. In addition, as discussed in Note 6, the Company during 1999 was not in compliance with certain covenants related to its line of credit and, as a result, received a notice of default from its bank and entered into a forbearance agreement with the bank. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 6 and 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




March 10, 2000

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2000 AND JANUARY 2, 1999

                                                        1999             1998
                             ASSETS
Current assets:
   Cash and cash equivalents                         $  113,041       $  739,628
   Accounts receivable, net (Note 3)                    265,524          797,543
   Inventories (Note 4)                                 496,696          946,103
   Prepaid expenses and other                           120,969          156,627
                                                     ----------       ----------

     Total current assets                               996,230        2,639,901

Property and equipment, net (Note 5)                    244,714          379,457
Other assets                                             76,915          226,140
                                                     ----------       ----------

                                                     $1,317,859       $3,245,498
                                                     ----------       ----------

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit (Note 6)                           $  353,528       $  655,000
   Current portion of long-term debt (Note 6)             6,945           83,333
   Accounts payable                                     338,325          532,308
   Accrued payroll and payroll taxes                    133,650          255,698
   Unearned income                                       77,687           56,101
   Other accrued liabilities                             82,048          186,403
                                                     ----------       ----------

     Total current liabilities                          992,183        1,768,843

Long-term debt, net of current portion (Note 6)               -            6,945
Other long-term liabilities                              52,455           77,220
                                                     ----------       ----------

     Total liabilities                                1,044,638        1,853,008
                                                     ==========       ==========

Commitments and contingencies (Note 8)

Shareholders' equity (Notes 9 and 11):
   Common stock, 25,000,000 shares authorized,
     4,132,185 and 3,686,775 shares issued and
     outstanding, respectively                       15,273,912       14,362,698
   Accumulated deficit                              (15,000,691)     (12,970,208)
                                                     ----------       ----------
     Total shareholders' equity                         273,221        1,392,490
                                                     ----------       ----------

                                                     $1,317,859       $3,245,498
                                                     ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 1, 2000 AND JANUARY 2, 1999


                                                       1999            1998

Net sales (Note 10)                               $  3,492,238    $  6,646,148
Cost of goods sold                                   2,258,204       3,893,541
                                                  ------------    ------------

     Gross profit                                    1,234,034       2,752,607
                                                  ------------    ------------

Operating expenses:
   Research and development                            635,020         997,929
   Marketing and sales                               1,655,452       2,657,581
   General and administrative                          867,001         960,498
                                                  ------------    ------------

                                                     3,157,473       4,616,008
                                                  ------------    ------------

     Loss from operations                           (1,923,439)     (1,863,401)

Other income:
   Interest expense, net                               (58,099)        (50,176)
   Other (expense) income, net                         (48,945)            346
                                                  ------------    ------------

     Loss before income taxes                       (2,030,483)     (1,913,231)

Provision for income taxes (Note 7)                          -          (1,506)
                                                  ------------    ------------

     Net loss                                     $ (2,030,483)   $ (1,914,737)
                                                  ============    ============

Basic and diluted net loss per share              $       (.50)   $       (.54)
                                                  ============    ============

Shares used in calculation                           4,029,489       3,552,706
                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 1, 2000 AND JANUARY 2, 1999


                                                            COMMON STOCK
                                                  -----------------------------   ACCUMULATED
                                                    SHARES         AMOUNT            DEFICIT
                                                  -----------  ---------------  ----------------

Balance at January 3, 1998                         3,211,813     $ 12,185,527     $ (11,055,471)

Stock options exercised                              124,962          187,643                 -

Issuance of common stock and warrants                350,000        1,989,528                 -

Net loss                                                   -                -        (1,914,737)
                                                  -----------  ---------------  ----------------

Balance at January 2, 1999                         3,686,775       14,362,698       (12,970,208)

Stock options exercised                                  965            1,210                 -

Issuance of common stock and warrants, net of
   issuance costs                                    444,445          910,004                 -

Net loss                                                   -                -        (2,030,483)
                                                  -----------  ---------------  ----------------

Balance at January 1, 2000                         4,132,185     $ 15,273,912    $  (15,000,691)
                                                  ===========  ===============  ================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 1, 2000 AND JANUARY 2, 1999


                                                                            1999             1998
Cash flows from operating activities:
   Net loss                                                               $(2,030,483)      $(1,914,737)
   Adjustments to reconcile loss from continuing operations to operating cash flows:
       Depreciation and amortization                                          280,271           209,990
       Changes in assets and liabilites:
         Accounts receivable                                                  532,019           230,359
         Inventories                                                          449,407          (234,103)
         Prepaid expenses and other                                            35,658           (34,692)
         Accounts payable                                                    (193,983)          (74,248)
         Accrued payroll and payroll taxes                                   (122,048)           61,941
         Unearned income                                                       21,586             2,356
         Other accrued liabilities                                           (104,355)           99,140
                                                                          ------------      ------------
     Net cash used in operating activities                                 (1,131,928)       (1,653,994)
                                                                          ------------      ------------

Cash flows from investing activities:
   Acquisition of property and equipment, net                                 (75,053)         (185,650)
   Loan to employee                                                                 -           (78,750)
                                                                          ------------      ------------
     Net cash used in investing activities                                    (75,053)         (264,400)
                                                                          ------------      ------------
Cash flows from financing activities:
   Net borrowings (payments) under line of credit and term loan
     agreement                                                               (301,472)         (345,000)
   Net payments on long-term debt                                            (108,098)          (83,333)
   Proceeds from exercise of common stock options                               1,210           187,643
   Proceeds from issuance of common stock                                     988,754         1,989,528
                                                                          ------------      ------------
     Net cash provided by financing activities                                580,394         1,748,838
                                                                          ------------      ------------
     Net decrease in cash and cash equivalents                               (626,587)         (169,556)

Cash and cash equivalents, beginning of year                                  739,628           909,184
                                                                          ------------      ------------
Cash and cash equivalents, end of year                                    $   113,041       $   739,628
                                                                          ============      ============

Cash paid for:
   Interest                                                               $    67,898       $    94,804
                                                                          ============      ============
   Income taxes                                                           $         -       $     1,506
                                                                          ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND BASIS OF PRESENTATION

     Microfield Graphics, Inc. (the Company), an Oregon corporation incorporated in October 1986, develops, manufactures and markets computer conferencing and telecommunications products to facilitate group communications. The Company's product lines incorporate a series of digital whiteboards, digital whiteboard rear projection systems, and interactive plasma display systems under the brand name Softboard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the Softboard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology.

     The Company has a wholly-owned foreign sales corporation in Barbados. Hereafter in these consolidated financial statements, the term "Company" refers to Microfield Graphics, Inc. and its subsidiary. The Company's primary market is in the United States; however, there are export sales to the United Kingdom, China, Japan and other countries (see Note 10).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR
     The Company operates on a 52-53 week fiscal year ending on the Saturday closest to the last day of December.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     CONSOLIDATED STATEMENT OF CASH FLOWS
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE
     Accounts receivable at January 1, 2000 and January 2, 1999 are recorded net of allowances for uncollectible accounts of $27,153 and $44,553, respectively.

     INVENTORIES
     Inventories are stated at the lower of standard cost or market value. Standard costs approximate the first-in, first-out method. Inventory costs include raw materials, direct labor and allocated overhead.

The accompanying notes are an integral part of these consolidated financial statements.

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

     INCOME TAXES
     The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

     BASIC AND DILUTED NET LOSS PER SHARE
     Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted-average number of common shares outstanding during the period. Diluted loss per common share for 1999 and 1998 is based only on the weighted-average number of common shares outstanding during the period, as the inclusion of 481,881 and 442,413 common share equivalents would have been antidilutive.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The recorded amounts of cash and cash equivalents, accounts receivable, accounts payable, line of credit and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The recorded amount of long-term debt approximates fair value since the imputed interest or stated interest approximates currently competitive rates.

The accompanying notes are an integral part of these consolidated financial statements.

     COMPREHENSIVE INCOME (LOSS)
     The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, as of January 4, 1998. Comprehensive loss equals net loss for all periods presented.


3.   CONCENTRATION OF CREDIT RISK

     During the year ended January 1, 2000 no customers accounted for 10% or more of total net sales. During the year ended January 2, 1999 one customer accounted for approximately 38% of net sales. Accounts receivable from one customer totaled approximately $210,000 at January 2, 1999.


4.   INVENTORIES

     Inventories consist of the following:

                                                                   JANUARY 1,   JANUARY 2,
                                                                     2000         1999
                                                                  ----------   ----------
       Raw materials                                              $  368,498   $  607,140
       Finished goods                                                128,198      338,963
                                                                  ----------   ----------

                                                                  $  496,696   $  946,103
                                                                  ==========   ==========


5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                   JANUARY 1    JANUARY 2,
                                                                     2000         1999
                                                                  ----------   ----------
       Furniture, machinery and equipment                         $1,196,585   $1,223,014

       Less accumulated depreciation and amortization                951,871      843,557
                                                                  ----------   ----------

                                                                  $  244,714   $  379,457
                                                                  ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

6.   DEBT

     At January 1, 2000, the Company had a $650,000 line of credit with a bank. Borrowings under the line of credit are due on demand, bear interest payable monthly at prime plus 2.5% (11% at January 1, 2000), and are collateralized by accounts receivable and a portion of inventory. As of January 1, 2000, borrowings of $353,528 were outstanding under the line. Pursuant to the line of credit agreement, the Company is required to comply with certain financial covenants, including ratios and minimum net worth. During 1999, the Company was not in compliance with the minimum tangible net worth financial covenant of its Loan Agreement with its bank. As a result, on October 15, 1999 the bank delivered a notice of default and the Company subsequently entered into a Forbearance Agreement with the bank. The Forbearance Agreement provides for a reduction in the line of credit to $650,000, the elimination of inventory from the collateral base over a fourteen-month period, an increase in the interest rate from prime to prime plus 2.5% and certain financial covenants with which the Company must apply. The Forbearance Agreement period is through April 30, 2000.

     Pursuant to the Forbearance Agreement, the Company must maintain a balance of accounts receivable not less than (i) 125% of the outstanding advances under the line of credit, minus (ii) 50% of the value of the Company's inventory, capped at $220,000 (the Inventory Cap Amount) at January 1, 2000. To the extent the Company obtains initial deposits on contracts that reduce overall accounts receivable, the Bank may elect to include such deposits, as reflected in the balance sheet category of unearned income, as accounts receivable. The Inventory Cap Amount will reduced by $10,000 each month through March 31, 2000 and further reduced by $25,000 each month ending thereafter.

     In the event that the Forbearance Agreement is not extended or the Loan Agreement is not renewed, the Company's business and financial condition could be materially and adversely affected. Under such circumstances the Company believes that it would not have resources sufficient to fund its operations for the next twelve months unless it is able to obtain alternative financing on terms acceptable to the Company.

     The Company is exploring alternative means of financing the business. However, there can be no assurance that the Company can obtain such financing, or that such financing will be on terms acceptable to the Company.

The accompanying notes are an integral part of these consolidated financial statements.

     The Company's long-term debt consists of the following:

                                                                                    JANUARY 1,      JANUARY 2,
                                                                                      2000            1999
                                                                                   -----------     -----------
       Term loan payable to bank in monthly installments of $7,988, including interest at the prime rate plus 2.5% (11.5% at January 1, 2000), from
         February 1997 through January 2000; all assets purchased with the proceeds of this loan are pledged
         as collateral                                                              $  6,945        $ 90,278
       Less principal amounts due within one year                                     (6,945)        (83,333)
                                                                                    ---------       ---------

           Long-term debt                                                           $      -        $  6,945
                                                                                    =========       =========


7.   INCOME TAXES

     The provision for income taxes of $1,506 for fiscal year 1998 consists of minimum payments due and paid to various state tax authorities.

     The provision for income taxes for the years ended January 1, 2000 and January 2, 1999 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

     Deferred tax assets are comprised of the following components:


                                                  JANUARY 1,     JANUARY 2,
                                                     2000           1999
                                                 -----------    -----------
   Current:
     Allowances for uncollectible accounts       $     7,588    $    18,560
     Employee benefits                                20,281         31,125
     Inventory, warranty, and other allowances        29,837         59,266
     Unearned revenues                                29,801         21,520
                                                 -----------    -----------
                                                      87,507        130,471
                                                 -----------    -----------
   Non-current:
     Intangible assets                                19,331         15,368
     Net operating loss carryforwards              5,525,432      4,702,432
     Research and development credits                284,854        272,471
                                                 -----------    -----------
                                                   5,829,617      4,990,271
                                                 -----------    -----------

       Total deferred tax asset                    5,917,124      5,120,742

   Deferred tax asset valuation allowance         (5,917,124)    (5,120,742)
                                                 -----------    -----------

       Net deferred tax assets                   $         -    $         -
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

     At January 1, 2000, the Company had available net operating loss carryforwards of approximately $14,404,155 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2020. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995. In addition, the Company has research and development credits aggregating $284,854 for income tax purposes at January 1, 2000. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2001 to 2020.


8.   LEASE COMMITMENTS AND CONTINGENCIES

     The Company leases office space under operating leases. Subsequent to January 1, 2000, the Company entered into a new lease agreement for different office space. At the same time, the Company was discharged from its existing lease arrangement. Under the terms of the new lease agreement, the Company has a future minimum lease commitment equivalent to six months of lease payments. Total future minimum lease commitments under the new lease agreement are $40,320.

     Rent expense totaled $328,459 and $355,246 for fiscal years ended 1999 and 1998, respectively.


9.   SHAREHOLDERS' EQUITY

     INCENTIVE STOCK OPTION PLAN
     The Company has Stock Option Plans (the Plans). At January 1, 2000 and January 2, 1999, 1,305,162 and 1,005,162 shares, respectively, of common stock were reserved for issuance to employees, officers, directors and consultants. Under the Plans, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant. The options become exercisable over four years.

     The Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in 1996. SFAS No. 123 allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has elected to continue to follow the provisions of APB Opinion No. 25.

The accompanying notes are an integral part of these consolidated financial statements.

     A summary of the status of the Company's Stock Option Plans as of January 1, 2000 and January 2, 1999 and for the years then ended is presented below:

                                                  JANUARY 1, 2000            JANUARY 2, 1999
                                              -------------------------  ------------------------
                                                            WEIGHTED-                 WEIGHTED-
                                                             AVERAGE                   AVERAGE
                                                            EXERCISE                   EXERCISE
                PERFORMANCE OPTIONS             SHARES        PRICE        SHARES       PRICE
           ------------------------------     ------------ ------------  -----------  -----------
           Outstanding at beginning of year       442,413      $  4.66      402,868      $  3.69
           Granted                                344,100          .93      212,500         4.04
           Exercised                                 (965)        1.25     (124,962)        1.50
           Forfeited                             (303,667)        2.39      (47,993)        2.07
                                              ------------ ------------  -----------

                                                  481,881      $   .22      442,413
                                              ============ ============  ===========

           Options exercisable at year-end        174,987                   144,046
                                              ============               ===========


     Effective December 20, 1999, the Company decreased the exercise price for all outstanding common stock options to $0.22 per share. As a result, the exercise price for all of the outstanding options (to purchase an aggregate of 481,881 shares of common stock) has been repriced to $0.22 per share as shown in the above table, as of January 1, 2000. Pursuant to the provisions of a proposed financial intepretation to existing accounting pronouncements, the Company may be required to account for its repriced options as variable rather than fixed options. Accordingly, the Company may be required to record compensation expense to the extent that the quoted market price of the Company's common stock exceeds the related quoted market price as of June 30, 2000, the proposed effective date of the proposed interpretation. Such compensation expense would be recognized over the period from June 30, 2000 through the dates of exercise of the repriced options.

     The weighted-average contractual remaining life is 8.7 years for all outstanding common stock options as of January 1, 2000.

     The Company has computed for pro forma disclosure purposes the value of all options and warrants granted during 1999 and 1998 using the Black-Scholes pricing model as prescribed by SFAS No. 123 and the following assumptions:

                                              1999           1998

       Risk-free interest rate                   6.36%          4.31%
       Expected dividend yield                      0%             0%
       Expected lives                        4.5 years      4.5 years
       Expected volatility                        117%           102%

The accompanying notes are an integral part of these consolidated financial statements.

     Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options and warrants granted would be computed as follows:

       Year ended January  1, 2000                                  $ 292,462
       Year ended January  2, 1999                                    642,370



     Such amounts would be amortized over the vesting period of the options.

     Accordingly, under SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                                                     1999           1998

       Net loss                                    As reported   $(2,030,483)   $(1,914,737)
                                                   Pro forma      (2,173,162)    (2,243,091)

       Basic and diluted net loss per share        As reported          (.50)          (.54)
                                                   Pro forma            (.54)          (.63)



     The effects of applying SFAS No. 123 for providing pro forma disclosures for 1999 and 1998 are not likely to be representative of the effects on reported net loss and net loss per share for future years, because options vest over several years and additional awards generally are made each year.

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

     In connection with a forbearance agreement entered into on October 15, 1999 with the Company's debt holders (see Note 6), the Company issued a warrant to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. In accordance with the terms of the warrant, the holder, in lieu of exercising the warrant, has the option to convert the warrant into a number of shares to be determined based on a formula which considers the difference between the fair market value of the Company's Common Stock at the time of conversion and the exercise price of the warrant. The fair value of the warrants determined utilizing the Black-Scholes pricing model at the time of issuance is immaterial. The warrant expires in October 2003.

The accompanying notes are an integral part of these consolidated financial statements.

10.  EXPORT SALES

     Export sales aggregated $665,000 and $1,826,703 in 1999 and 1998, respectively. Such export sales were made to customers in the following countries:

                                             1999            1998

       China                              $   150,000      $     4,703
       Japan                                  111,000          114,000
       United Kingdom                         182,000          520,000
       France                                       -          854,000
       Other                                  222,000          334,000
                                          ------------     ------------

                                             $665,000       $1,826,703
                                          ============     ============


11.  SUBSEQUENT EVENTS

     During February 2000, the Company was named in a class action lawsuit. The complaint alleges that the Company and its Chief Executive Officer issued a series of false and misleading statements concerning, among other things, the Company's purchase agreement with Minnesota Mining and Manufacturing Company. The complaint alleges that, as a result of these allegedly material misstatements and omissions, the Company's stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999. The Company denies the allegations and intends to vigorously defend itself. However, the ultimate outcome of the litigation is presently undeterminable.


12.  GOING CONCERN

     During 1999, the Company experienced significantly reduced sales and negative cash flows from operations. Such reduction was due primarily to the loss of sales from Minnesota Mining and Manufacturing Company, a major OEM customer. At the end of the second quarter of 1999, the Company concluded that it might not have sufficient funds to operate for at least the next twelve months. Management based such conclusions on the reduction in sales and resulting losses that occurred during the first six months of 1999, coupled with diminishing cash resources (cash and cash equivalents, and cash available under its operating line of credit). In response, management restructured its operations through a combination of staff reductions, workweek reductions, temporary executive salary reductions and reductions in general expense spending levels. As a result, the Company delayed certain product development programs and focused its efforts on expanding product offerings based on its current technology. It is the Company's intention to resume its product development programs when and if it achieves profitability on a sustainable basis. However, there can be no assurance that the Company will achieve profitability or resume its development programs.

The accompanying notes are an integral part of these consolidated financial statements.