Form 10QSB
period 2000-04-01
MICROFIELD GRAPHICS INC /OR
filed 2000-05-16
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000

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


                              16112 SW 72ND AVENUE
                             PORTLAND, OREGON 97224
              (Address of principal executive offices and zip code)
                                 (503) 620-4000
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of April 1, 2000 was 4,132,185 shares.

Transitional Small Business Disclosure Format (check one):  Yes [  ]     No [X]

                            MICROFIELD GRAPHICS, INC.

                                   FORM 10-QSB

                                      INDEX


PART I    FINANCIAL INFORMATION                                           PAGE
-------------------------------                                           ----

    Item 1.  Financial Statements

             Consolidated Balance Sheet - April 1, 2000
             and January 1, 2000                                            3

             Consolidated Statement of Operations - Quarters Ended          4
             April 1, 2000 and  April 3, 1999

             Consolidated Statement of Cash Flows - Quarters
             Ended April 1, 2000 and  April 3, 1999                         5

             Notes to Consolidated Financial Statements                     6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7


PART II    OTHER INFORMATION

    Item 1   Legal Proceedings                                             10

    Item 6.  Exhibits and Reports on Form 8-K                              10


                            MICROFIELD GRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET


                                                               April 1,                 January 1,
                                                                 2000                      2000
                                                           -----------------         -----------------
Current assets:
  Cash                                                  $           149,159      $            113,041
  Accounts receivable, net of allowances
       of $11,722 and $27,153                                       419,315                   265,524
  Inventories  (Note 2)                                             438,056                   496,696
  Prepaid expenses and other                                        169,933                   120,969
                                                           -----------------         -----------------
        Total current assets                                      1,176,463                   996,230

  Property and equipment, net  (Note 3)                             219,221                   244,714
  Other assets                                                       26,837                    76,915
                                                           -----------------         -----------------
                                                        $         1,422,521      $          1,317,859
                                                           =================         =================
Current liabilities:
  Current portion of debt                               $           510,016      $            360,473
  Accounts payable                                                  478,032                   338,325
  Accrued payroll and payroll taxes                                 107,842                   133,650
  Unearned income                                                    78,493                    77,687
  Accrued liabilities                                               130,000                    82,048
                                                           -----------------         -----------------
        Total current liabilities                                 1,304,383                   992,183

  Long-term debt, net of current portion                                  -                         -
  Other long-term liabilities                                             -                    52,455
                                                           -----------------         -----------------
        Total liabilities                                         1,304,383                 1,044,638

Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
      authorized, 4,132,185 and 3,721,320 shares
      issued and outstanding                                     15,273,912                15,273,912
  Accumulated deficit                                           (15,155,774)              (15,000,691)
                                                           -----------------         -----------------
        Total shareholders' equity                                  118,138                   273,221
                                                           -----------------         -----------------

                                                        $         1,422,521      $          1,317,859
                                                           =================         =================


  The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                April 1,                    April 3,
                                                                 2000                         1999
                                                         ----------------------        --------------------
   Sales                                              $         841,155                   1,053,315
   Cost of goods sold                                           513,470                     671,291
                                                         ----------------------        -----------------
     Gross profit                                               327,685                     382,024


   Operating expenses
     Research and development                                    54,544                    244,610
     Marketing and sales                                        211,698                    481,418
     General and administrative                                 201,139                    247,629
                                                         ----------------------        -----------------
                                                                467,381                    973,657
                                                         ----------------------        -----------------

   Loss from operations                                        (139,696)                  (591,633)

   Other income (expense)
     Interest income (expense), net                             (15,387)                   (15,244)
     Other income, net                                            --                           222
                                                         ----------------------        ----------------

   Loss before provision for income taxes                      (155,083)                  (606,655)

   Provision for income taxes                                     --                          --
                                                         ----------------------        ----------------

   Net loss                                           $        (155,083)                  (606,655)
                                                         ======================        ================

   Net loss per share
     Basic                                            $          (.04)                      (.16)
                                                         ======================        ================
     Diluted                                          $          (.04)                      (.16)
                                                         ======================        ================

   Shares used in per share calculations
     Basic                                                    4,029,489                  3,721,320
                                                         ======================        ================
     Diluted                                                  4,029,489                  3,721,320
                                                         ======================        ================


  The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                            Three months ended
                                                               ---------------------------------------------
                                                                     April 1,                  April 3,
                                                                       2000                      1999
                                                               ---------------------       -----------------
Cash Flows From Operating Activities:
    Net loss                                               $          (155,083)     $         (606,655)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                       34,285                  49,922
    Gain on sale and leaseback of property and equipment                    --                      --

  Changes in assets and liabilities:
    Accounts receivable                                               (153,791)                271,123
    Inventories                                                         58,640                 198,424
    Prepaid expenses and other                                         (48,965)                 (7,487)
    Accounts payable                                                   139,707                (117,007)
    Accrued payroll and payroll taxes                                  (25,808)               (151,461)
    Unearned income                                                        806                  12,495
    Accrued liabilities                                                 47,952                  42,719
                                                               -----------------       -----------------
        Net cash used in operating activities                         (102,257)               (307,927)

Cash flows from investing activities:
    Acquisition of property and equipment                               (3,905)                (13,970)
    Other long-term assets                                              45,192                      --
                                                               -----------------       -----------------
        Net cash used in investing activities                           41,287                 (13,970)

Cash flows from financing activities:
    Payments on equipment line of credit                               (52,455)                (20,833)
    Payments on capital lease obligations                                   --                      --
    Proceeds from (payments on) operating line of credit               149,543                (102,406)
    Proceeds from exercise of common stock options
      and warrants                                                          --                   1,210
    Proceeds from issuance of common stock                                  --               1,000,001
                                                               -----------------       -----------------
        Net cash provided by financing activities                       97,088                 877,972

        Net increase (decrease) in cash and cash                        36,118                 556,075
        equivalents

Cash and cash equivalents, beginning of period                         113,041                 739,628
                                                               -----------------       -----------------
Cash and cash equivalents, end of period                   $           149,159      $        1,295,703
                                                               =================       =================

Supplemental disclosure of cash flow information:
        Cash paid for:
            Interest                                       $             15,387     $           17,264

                                                               =================       =================
            Income taxes                                   $                 --     $               --
                                                               =================       =================



The accompanying notes are an integral part of these consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters ended April 1, 2000 and April 3, 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 1, 2000 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 1, 2000. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarter ended April 1, 2000 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

         The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 52-week period ending December 30, 2000. The Company's last fiscal year was the 52-week period ended January 1, 2000. The Company's first fiscal quarters in fiscal 2000 and 1999 were the 13-week periods ended
April 1, 2000 and April 3, 1999, respectively.

2.  INVENTORIES


         Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:

                                                               April 1,             January 1,
                                                                 2000                 2000
                                                           -----------------    -------------------
                      Raw materials                                $318,423               $368,498
                      Finished goods                                119,633                128,198
                                                           -----------------    -------------------
                                                                   $438,056               $496,696
                                                           =================    ===================

3. PROPERTY AND EQUIPMENT

                                                                April 1,             January 1,
                                                                 2000                  2000
                                                           -----------------    -------------------
                      Machinery and equipment                    $1,200,490             $1,196,585
                      Less accumulated depreciation
                      and amortization                              981,269                951,871
                                                           -----------------    -------------------
                                                                   $219,221               $244,714
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

The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 16112 SW 72nd Avenue, Portland, OR 97224.



RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the SoftBoard Business for the periods indicated.

                                                                   THREE MONTHS ENDED
                                                          -----------------------------------
                                                             APRIL 1              APRIL 3
                                                              2000                  1999
                                                          --------------       --------------
           Sales                                                    100   %             100    %
           Cost of goods sold                                        61                  64
                                                          --------------       --------------
              Gross profit                                           39                  36
           Research and development expenses                         (6)                (23)
           Marketing and sales expenses                             (25)                (46)
           General and administrative expenses                      (24)                (23)
                                                          --------------       --------------
            Loss from operations                                    (16)                (56)
           Other income (expense)                                    (2)                 (1)
                                                          --------------       --------------
              Loss before provision for income taxes                (18)                (57)
           Provision for income taxes                                --                  --
                                                          --------------       --------------
           Net loss                                                 (18) %              (57)%
                                                          ==============       ==============


QUARTER ENDED APRIL 1, 2000 COMPARED WITH QUARTER ENDED APRIL 3, 1999

         SALES. Sales decreased $212,000 (20%) to $841,000 in the first quarter of 2000 from $1,053,000 in the first quarter of 1999. The decrease for the quarter was due to, and consistent with, the Company's planned reduction in expenses for advertising and sales promotion.

         GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 39% in the first quarter of 2000 from 36% in the first quarter of 1999. The increase in gross margin during the first quarter of 2000 was due primarily to lower manufacturing overhead expense which resulted from the Company's restructuring efforts implemented in the second quarter of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses decreased $190,000 (78%) to $55,000 in the first quarter of 2000 from $245,000 in the first quarter of 1999. The reduction is due primarily to the restructuring the Company implemented in the second quarter of 1999, which included significant reductions in development programs.

         MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $269,000 (56%) to $212,000 in the first quarter of 2000 from $481,000 in the first quarter of 1999. The decrease between quarters was due primarily to lower costs associated with the current advertising program and decreased participation in trade shows during the quarter.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $47,000 (19%) to $201,000 in the first quarter of 2000 from $248,000 in the first quarter of 1999. The decrease was due primarily to
restructuring efforts.   General and administrative expenses remained
unchanged as a percentage of sales at 24% in the first quarter 2000 and 1999, respectively.

         OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other expense, net remained unchanged in the first quarter of 2000 from the first quarter of 1999 at ($15,000).

         INCOME TAXES. The Company recorded losses from operations in the first quarters of 2000 and 1999. Accordingly, no provision for income taxes, was provided for in either of these periods.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At April 1, 2000 the Company had working capital of approximately $(128,000) and its principal source of liquidity consisted of $149,000 in cash and cash equivalents. Accounts receivable increased $154,000 to $419,000 at April 1, 2000 from $265,000 at January 1, 2000. This was due to increased sales in the first quarter of 2000 compared to sales in the fourth quarter of 1999 and improved account collection policies implemented as part of the restructuring and cost reduction plan. Inventories decreased $59,000 to $438,000 at April 1, 2000 from $497,000 at January 1, 2000. This decrease was due primarily to the lowering of inventory levels implemented as part of the restructuring and cost reduction plan. Accounts payable increased $140,000 to $478,000 at April 1, 2000 compared to $338,000 at January 1, 2000 as a result of the implementation of more favorable payment terms with the Company's vendors.


The Company has a line of credit with its bank using its accounts receivable and certain of its inventory as collateral. The Loan Agreement for the line of credit expired on September 8, 1999, at which time $524,000 was outstanding under the line of credit. The Company and the bank continued to operate under the terms of the Loan Agreement until new terms were formalized on October 25, 1999. At September 8, 1999 and at October 2, 1999, the Company was not in compliance with the minimum tangible net worth financial covenant of its Loan Agreement with the bank. On October 15, 1999, the bank delivered a notice of default and the Company subsequently entered into a Forbearance Agreement which provided for a reduction in the line of credit to $650,000, the elimination of inventory from the collateral base over a 14 month period, an interest rate increase, and certain financial covenants with which the Company was required to comply. The Forbearance Agreement period ended April 30, 2000. On April 27, 2000 the Company entered into an Accounts Receivable Purchase Agreement with its bank, which provides for financing in an amount equal to 80% of accounts receivable up to a maximum of $750,000, interest of 3% per month on the outstanding loan balance, repayment of the inventory portion of the collateral base, and certain financial covenants with which the Company is required to comply. The inventory portion of the collateral base is $190,000.
 The Company is to submit a repayment plan, subject to the approval of the Company's lender, no later than May 21, 2000 outlining Company's plan to repay amounts advanced in excess of the 80%, including the inventory portion of the collateral base. The Accounts Receivable Purchase Agreement extends through July 31, 2000.

The Company believes its resources are sufficient to fund its operations until August 2000 if the Accounts Receivable Purchase Agreement is not terminated prior to that time. In the event that the Accounts Receivable Purchase Agreement is not extended and the Company is unable to obtain substitute financing at acceptable terms, the Company's business and financial condition will be materially and adversely affected.

During 1999, the Company experienced significantly reduced sales and negative cash flows from operations. The reduction was due primarily to the loss of sales from Minnesota Mining and Manufacturing Company, a major OEM customer. At the end of the second quarter of 1999, the Company concluded that it might not have sufficient funds to operate for at least twelve months. Management based such conclusions on the reduction in sales and resulting losses that occurred during the first six months of 1999, coupled with diminishing cash resources (cash and cash equivalents, and cash available under its operating line of credit). In response, management restructured its operations through a combination of staff reductions, workweek reductions, temporary executive salary reductions and reductions in general expense spending levels. The company anticipates spending levels to continue to decline moderately over the next several months as the effect of the implemented restructuring stabilize. However, there can be no assurance that the Company will achieve profitability on a continuing basis.

The Company has no commitments for capital expenditures in material amounts.

IMPACT OF THE YEAR 2000 ISSUE

Many computer systems have been expected to experience problems distinguishing between dates in different centuries because such systems were developed using two digits rather than four digits to determine the applicable year. Consequently, there was concern that these systems would be unable to distinguish between dates in different centuries and could have experienced errors resulting in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. To date, we have not experienced any significant problems complying with the Year 2000 issues and have not been informed of any significant failures of our products from customers. These problems, however, may not be discovered until months after January 1, 2000.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

During February 2000, the company was named in a class action lawsuit, ADAIR
                                                                       -----
V. MICROFIELD GRAPHICS, INC. ET ANO., 00 Civ. 0629 (MBM), United States
-----------------------------------
District Court Southern District of New York. The complaint alleges that the Company and its Chief Executive Officer issued a series of false and misleading statements concerning, among other things, the Company's purchase agreement with 3M. The complaint alleges that, as a result of these allegedly material misstatements and omissions, the Company's stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999 and requests that damages be determined at trial. The Company denies the allegations and intends to vigorously defend itself. However, the ultimate outcome of the litigation is presently undeterminable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibit filed as part of this report is listed below:

                    EXHIBIT NO.
                    -----------
                        27          Financial data schedule

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended April 1, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 16, 2000

                            MICROFIELD GRAPHICS, INC.

                            By: /s/ JOHN B. CONROY
                               ---------------------------------
                            John B. Conroy
                            Chief Executive Officer
                            (Principal Executive and Financial Officer)