Form 10-Q
period 2000-07-01
MICROFIELD GRAPHICS INC /OR
filed 2000-08-17
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 1O-QSB



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended July 1, 2000

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

The number of shares outstanding of the Registrant's Common Stock as of July 1, 2000 was 4,572,793 shares.


Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                            MICROFIELD GRAPHICS, INC.

                                   FORM 10-QSB

                                      INDEX


PART I    FINANCIAL INFORMATION                                                                        Page
                                                                                                       ----
           Item 1.   Financial Statements

                     Consolidated Balance Sheet - July 1, 2000 and
                     January 1, 2000                                                                      3

                     Consolidated Statement of Operations - Three and                                     4
                     Six Months Ended July 1, 2000 and July 3, 1999

                     Consolidated Statement of Cash Flows - Six Months
                     Ended July 1, 2000 and  July 3, 1999                                                 5

                     Notes to Consolidated Financial Statements                                           6

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                            7


PART II    OTHER INFORMATION

           Item 1    Legal Proceedings                                                                   11

           Item 6.   Exhibits and Reports on Form 8-K                                                    11




                            MICROFIELD GRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                July 1,                       January 1,
                                                                                  2000                          2000
                                                                           -------------------           --------------------
                                                                              (unaudited)
     Current assets:
       Cash                                                            $              221,388       $                113,041
       Accounts receivable, net of allowances
            of $11,748 and $27,153                                                    276,390                        265,524
       Inventories  (Note 2)                                                          461,515                        496,696
       Prepaid expenses and other                                                      84,334                        120,969

                                                                           -------------------           --------------------
             Total current assets                                                   1,043,627                        996,230


       Property and equipment, net  (Note 3)                                          189,822                        244,714
       Other assets                                                                    35,182                         76,915
                                                                           -------------------           --------------------
                                                                       $            1,268,631       $              1,317,859
                                                                           ===================           ====================

     Current liabilities:
       Accounts payable                                                               475,021                        338,325
       Current portion of debt                                         $              285,667       $                360,473
       Accrued payroll and payroll taxes                                               94,227                        133,650
       Unearned income                                                                 41,469                         77,687
       Accrued liabilities                                                             71,247                         82,048
                                                                           -------------------           --------------------
             Total current liabilities                                                967,631                        992,183

       Long-term debt, net of discount                                                 42,582                              -
       Other long-term liabilities                                                          -                         52,455
                                                                           -------------------           --------------------
             Total liabilities                                                      1,010,213                      1,044,638

     Shareholders' equity:
       Common stock, no par value, 25,000,000 shares
           authorized, 4,572,793 and 4,132,185 shares
           issued and outstanding                                                  15,750,281                     15,273,912
       Accumulated deficit                                                        (15,491,863)                   (15,000,691)
                                                                           -------------------           --------------------
             Total shareholders' equity                                               258,418                        273,221
                                                                           -------------------           --------------------

                                                                       $            1,268,631       $              1,317,859
                                                                           ===================           ====================



            The accompanying notes are an integral part of these
                   consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                          Three months ended                          Six months ended
                                                     July 1,              July 3,               July 1,               July 3,
                                                      2000                 1999                 2000                   1999
                                                 ----------------     ---------------     ------------------    ---------------
                                                   (unaudited)          (unaudited)           (unaudited)          (unaudited)


   Sales                                     $           681,306             807,433          1,523,462              1,860,748
   Cost of goods sold                                    478,735             501,433            992,205              1,172,724
                                                 ----------------     ---------------     --------------        ---------------
     Gross profit                                        202,571             306,000            531,257                688,024


   Operating expenses
     Research and development                             79,455             281,049            133,999                525,659
     Marketing and sales                                 199,734             578,298            411,431              1,059,717
     General and administrative                          255,193             241,371            456,385                489,000
                                                                             241,371                                   241,371
                                                 ----------------     ---------------     --------------        ---------------
                                                         534,382           1,100,718          1,001,815              2,074,376
                                                 ----------------     ---------------     --------------        ---------------

   Loss from operations                                 (331,811)           (794,718)          (470,558)            (1,386,352)

   Other income (expense)
     Interest income (expense), net                      (48,530)            (12,040)           (63,953)               (27,284)
     Other income, net                                    44,304             (49,742)            43,339                (49,518)
                                                 ----------------     ---------------     --------------        ---------------

   Loss before provision for                            (336,037)           (856,500)          (491,172)            (1,463,154)
      Income taxes
   Provision for income taxes                                 --                  --                 --                     --
                                                 ----------------     ---------------     --------------        ---------------

   Net loss                                  $          (336,037)           (856,500)          (491,172)            (1,463,154)
                                                 ================     ===============     ==============        ===============

   Net loss per share
     Basic                                   $              (.08)               (.22)              (.12)                  (.37)
                                                 ================     ===============     ==============        ===============
     Diluted                                 $              (.08)               (.22)              (.12)                  (.37)
                                                 ================     ===============     ==============        ===============

   Shares used in per share calculations
     Basic                                             4,160,025           3,926,753          4,146,105              3,926,753
                                                 ================     ===============     ==============        ===============
     Diluted                                           4,160,025           3,926,753          4,146,105              3,926,753
                                                 ================     ===============     ==============        ===============



                The accompanying notes are an integral part of these
                            consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Six months ended
                                                                         ------------------------------------------------------
                                                                                 July 1,                         July 3,
                                                                                   2000                           1999
                                                                         -------------------------         --------------------

    Cash Flows From Operating Activities:
        Net loss                                                         $          (491,172)           $     (1,463,154)

    Adjustments to reconcile net loss to net cash
      Used in operating activities:
        Depreciation and amortization                                                 68,570                      99,845
        Noncash portion of employee option exercise                                      ---                          --
           recorded as compensation expense                                          105,951                          --

    Changes in assets and liabilities:
        Accounts receivable                                                          (10,866)                    300,188
        Inventories                                                                   35,181                     235,798
        Prepaid expenses and other                                                    36,635                      57,547
        Accounts payable                                                             136,696                    (178,082)
        Accrued payroll and payroll taxes                                            (39,423)                   (192,572)
        Unearned income                                                              (36,218)                     25,046
        Accrued liabilities                                                          (10,801)                     (6,316)
                                                                             ---------------------         --------------------
            Net cash used in operating activities                                   (205,447)                 (1,121,700)

    Cash flows from investing activities:
        Acquisition of property and equipment                                         (3,905)                    (30,326)
        Other long-term assets                                                        31,960                          --
                                                                             ---------------------         --------------------
            Net cash provided by investing activities                                 28,055                     (30,326)

    Cash flows from financing activities:
        Payments on equipment line of credit                                         (52,455)                    (41,667)
        Proceeds from (payments on) operating line of credit                         (74,805)                   (131,000)
        Proceeds from (payments on) Long Term Note                                   400,000
        Proceeds from exercise of common stock options
          and warrants                                                                13,000                       1,210
        Proceeds from issuance of common stock                                            --                     988,754
                                                                             ---------------------         --------------------
            Net cash provided by financing activities                                285,739                     817,297

            Net increase (decrease) in cash and cash equivalents                     108,347                    (334,729)

    Cash and cash equivalents, beginning of period                                   113,041                     739,628
                                                                             ---------------------         --------------------
    Cash and cash equivalents, end of period                             $           221,388            $        404,899
                                                                             =====================         ====================
    Supplemental disclosure of cash flow information: Cash paid for:
            Interest                                                     $            48,530            $         17,555
                                                                             =====================         ====================
            Income taxes                                                 $                --            $             --
                                                                             =====================         ====================
        Issuance of Common Stock Warrants Recorded
           as debt discount                                              $           357,418            $             --
                                                                             =====================         ====================


                 The accompanying notes are an integral part of these
                            consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters and six months ended July 1, 2000 and July 3, 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 1, 2000 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 1, 2000. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarter ended July 1, 2000 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

           The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 52-week period ending December 30, 2000. The Company's last fiscal year was the 52-week period ended January 1, 2000. The Company's second fiscal quarters in fiscal 2000 and 1999 were the 13-week periods ended July 1, 2000 and July 3, 1999, respectively.

2.  INVENTORIES


           Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:


                                                                           July 1,                  January 1,
                                                                            2000                       2000
                                                                     --------------------     ----------------------


                          Raw materials                                         $365,817                   $368,498
                          Finished goods                                          95,698                    128,198
                                                                     --------------------     ----------------------

                                                                                $461,515                   $496,696
                                                                     ====================     ======================


3. PROPERTY AND EQUIPMENT

                                                                           July 1,               January 1, 2000
                                                                            2000
                                                                     --------------------     ----------------------


                          Machinery and equipment                           $1,200,490                   $1,196,585
                          Less accumulated depreciation and
                          amortization                                       1,010,668                      951,871

                                                                     --------------------     ----------------------

                                                                              $189,822                     $244,714
                                                                     ====================     ======================


4. SUBORDINATED NOTE AGREEMENT

On June 30, 2000, the Company issued a Subordinated Promissory Note to a financing company. The promissory note plus unpaid interest (payable at an initial rate of 10 percent per annum) is due as follows: (a) interest in arrears on the last day of each quarter beginning September 30, 2000, and (b) the outstanding principal balance and all accrued and unpaid interest on the earlier of (i) June 30, 2005 or (ii) demand by holder made at any time after June 30, 2003. In connection with this Subordinated Promissory Note, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share or $0.38722 per share, respectively. The aggregate estimated fair value of the warrants of $357,418 has been recorded as a debt discount and is being amortized using the effective interest method over the three-year term of the related debt. Amortization of the debt discount is included in interest expense.


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


                                                    THREE MONTHS ENDED                        SIX MONTHS ENDED
                                            -----------------------------------      --------------------------------
                                                JULY 1              JULY 3             JULY 1             JULY 3
                                                 2000                1999               2000               1999
                                            ---------------      --------------      ------------      --------------


            Sales                                      100    %            100    %          100    %        100    %
            Cost of goods sold                          70                  62                65              63
                                            ---------------      --------------      ------------      ----------
               Gross profit                             30                  38                35              37
            Research and development                   (12)                (35)               (9)
            expenses                                                                                         (28)
            Marketing and sales expenses               (29)                (72)              (27)
                                                                                                             (57)
            General and administrative                 (37)                (30)              (30)
            expenses                                                                                         (26)
                                            ---------------      --------------      ------------      ----------
             Loss from operations                      (49)                (98)              (31)
                                                                                                             (75)
            Other income (expense)                      (1)                 (8)               (1)
                                                                                                              (4)
                                            ---------------      --------------      ------------      ----------
               Loss before  provision  for             (49)               (106)              (32)
            income taxes                                                                                     (79)
            Provision for income taxes                  --                  --                --              --
                                            ---------------      --------------      ------------      ----------
            Net loss                                   (49)    %          (106)    %         (32)   %        (79)  %
                                            ===============      ==============      ============      ==========


QUARTER ENDED JULY 1, 2000 COMPARED WITH QUARTER ENDED JULY 3, 1999

           SALES. Sales decreased $126,000 (16%) to $681,000 in the second quarter of 2000 from $807,000 in the second quarter of 1999. The decrease for the quarter was consistent with the Company's planned reduction in expenses for advertising and sales promotion.

           GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 30% in the second quarter of 2000 from 38% in the second quarter of 1999. The decrease in gross margin during the second quarter of 2000 was due primarily to lower overall sales and a one time non-recurring compensation charge, offset by lower manufacturing overhead expense.

           RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses decreased $202,000 (72%) to $79,000 in the second quarter of 2000 from $281,000 in the second quarter of 1999. The reduction is due primarily to restructuring efforts implemented in the second quarter of 1999 that included significant reductions in development programs.

           MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $379,000 (66%) to $200,000 in the second quarter of 2000 from $578,000 in the second quarter of 1999. The decrease between quarters was due primarily to lower costs associated with the current advertising program and decreased participation in trade shows during the quarter.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $14,000 (6%) to $255,000 in the second quarter of 2000 from $241,000 in the second quarter of 1999. The increase in administrative expenses during the second quarter of 2000 was due primarily to legal expenses incurred in connection with the class action lawsuit filed against the Company and its chief executive officer in February 2000 and costs associated with a one time non-recurring settlement of certain outstanding stock options, offset by lower costs resulting from the restructuring implemented in the second quarter of 1999.

           OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other expense decreased $58,000 (94%) to ($4,000) in the second quarter of 2000 from ($62,000) the second quarter of 1999.

           INCOME TAXES. The Company recorded losses from operations in the second quarters of 2000 and 1999. Accordingly, no provision for income taxes was provided for in either of these periods.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At July 1, 2000 the Company had working capital of approximately $76,000 and its principal source of liquidity consisted of $221,388 in cash and cash equivalents. Accounts receivable increased $11,000 to $276,000 at July 1, 2000 from $265,000 at January 1, 2000. This was primarily due to improved account collection policies implemented as part of the restructuring and cost reduction plan. Inventories decreased $35,000 to $462,000 at July 1, 2000 from $497,000 at January 1, 2000.
This decrease was due primarily to the lowering of inventory levels implemented as part of the restructuring and cost reduction plan. Accounts payable increased $137,000 to $475,000 at July 1, 2000 compared to $338,000 at January 1, 2000 as a result of the implementation of more favorable payment terms with the Company's vendors.

The Company has a line of credit with its bank using its accounts receivable and certain of its inventory as collateral. The Loan Agreement for the line of credit expired on September 8, 1999, at which time $524,000 was outstanding under the line of credit. The Company and the bank continued to operate under the terms of the Loan Agreement until new terms were formalized on October 25, 1999. At September 8, 1999 and at October 2, 1999, the Company was not in compliance with the minimum tangible net worth financial covenant of its Loan Agreement with the bank. On October 15, 1999, the bank delivered a notice of default and the Company subsequently entered into a Forbearance Agreement which provided for a reduction in the line of credit to $650,000, the elimination of inventory from the collateral base over a 14 month period, an interest rate increase, and certain financial covenants with which the Company was required to comply. The Forbearance Agreement period ended April 30, 2000. On April 27, 2000 the Company entered into an Accounts Receivable Purchase Agreement with the bank, which provides for financing in an amount equal to 80% of accounts receivable up to a maximum of $750,000, interest of 3% per month on the outstanding loan balance, repayment of the inventory portion of the collateral base (the "Placeholder Note"), and certain financial covenants with which the Company is required to comply. The balance of the Placeholder Note at July 1, 2000 was $109,884. The Accounts Receivable Purchase Agreement extends through December 31, 2000.

On June 30, 2000 the Company issued a Subordinated Promissory Note to JMW Capital Partners, Inc. ("JMW") pursuant to which the Company borrowed $400,000 from JMW. The promissory note plus unpaid interest (payable at an initial rate of 10 percent per annum) is due as follows: (a) interest in arrears on the last day of each quarter beginning September 30, 2000, and (b) the outstanding principal balance and all accrued and unpaid interest on the earlier of (i) June 30, 2005 or (ii) demand by holder made at any time after June 30, 2003. In connection with this Subordinated Promissory Note, the Company issued to JMW two stock warrants each to purchase 1,033,000 shares of the Company's common stock at a price of $0.50 per share and $0.38722 per share, respectively. The warrants, which are exercisable until June 30, 2005, have an aggregate estimated fair value of $357,418 which has been recorded as a debt discount and is being amortized using the effective interest method over the five year term of the related debt. Amortization of the debt discount is included in interest expense. The Company agreed to a number of financial and other covenants in connection with the financing, including that the Company will default under the note if at any time designees of JMW constitute less than forty percent of the Company's Board of Directors. In accordance with this agreement, Robert Jesenik and Dennis Wade, principals of JMW, were appointed to the Company's Board of Directors.

The Company believes its resources are sufficient to fund its operations until December 31, 2000 if the Accounts Receivable Purchase Agreement is not terminated prior to that time. In the event that the Accounts Receivable Purchase Agreement is terminated prior to that time, and the Company is unable to obtain substitute financing at acceptable terms, the Company's business and financial condition will be materially and adversely affected.

The Company has no commitments for capital expenditures in material amounts.

NEW ACCOUNTING PRONOUNCEMENT

On April 3, 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion No. 25" (FIN 44). FIN 44 clarifies the application of Opinion No. 25 for certain issues including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. In December 1999, the Company decreased the exercise price of all outstanding incentive stock options to $0.22 per share (the "repriced options"). In accordance with FIN 44, effective July 1, 2000, any of these options which are not exercised or canceled, would be accounted for pursuant to a variable stock option plan. Accordingly, compensation expense would be recorded to the extent that the quoted market price of the Company's common stock exceeded the revised exercise price of the repriced options. Effective June 30, 2000, the Company settled all outstanding repriced options by issuing one share of the Company's common stock for each repriced option; 405,608 of the repriced options were outstanding immediately preceding the settlement. As a result, the Company recorded a one-time compensation charge of $105,951, which is equal to the aggregate fair value of the common shares issued as settlement for the repriced options. The one-time compensation charge was recorded as expense in each department (manufacturing, sales, administration) where the participating employees were assigned.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 30, 2000 the Company issued to JMW two common stock purchase warrants as consideration for the financing the Company received from JMW. Each warrant is exercisable for 1,033,000 shares of the Company's common stock at any time until June 30, 2005. The exercise prices of the warrants are $0.50 per share and $0.38722 per share, respectively. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because JMW is an accredited investor, as that term is defined in Rule 501 of the Act, and the transaction fell within the parameters of Rule 506 of the Act.

ITEM 5.  OTHER INFORMATION

In connection with the June 30, 2000 financing with JMW, William Cargile resigned from the Company's Board of Directors and Robert Jesenik and Dennis Wade, principals of JMW, were appointed to the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) The exhibits filed as part of this report is listed below:


                     EXHIBIT NO.
                     -----------
                          10.14           Form of $400,000 Subordinated
                                          Promissory Note issued to JMW Capital
                                          Partners, Inc., dated June 30, 2000.
                          10.15           Form of Stock Purchase Warrants to
                                          Purchase Shares of Common Stock of
                                          Microfield Graphics, Inc. issued to
                                          JMW Capital Partners, Inc., dated June
                                          30, 2000.
                          10.16           Form of Registration Rights Agreement
                                          between the Company and JMW Capital
                                          Partners, Inc., dated June 30, 2000.
                          10.17           Form of Note and Warrant Purchase
                                          Agreement between the Company and JMW
                                          Capital Partners, Inc. dated June 30,
                                          2000.
                           27             Financial data schedule


           (b) Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 15, 2000

                                     MICROFIELD GRAPHICS, INC.

                                     By: /s/ JOHN B. CONROY
                                             --------------
                                     John B. Conroy
                                     Chief Executive Officer
                                     (Principal Executive and Financial Officer)