Form 10QSB
period 2000-09-30
MICROFIELD GRAPHICS INC /OR
filed 2000-11-08
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 1O-QSB



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2000 was 4,572,793 shares.


Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                            MICROFIELD GRAPHICS, INC.

                                   FORM 10-QSB

                                      INDEX


PART I   FINANCIAL INFORMATION                                                         PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheet - September 30, 2000
                  and January 1, 2000                                                     3

                  Consolidated Statement of Operations - Three and                        4
                  Nine Months Ended September 30, 2000 and  October 2, 1999

                  Consolidated Statement of Cash Flows - Nine Months
                  Ended September 30, 2000 and  October 2, 1999                           5

                  Notes to Consolidated Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               7


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      11

         Item 6.  Exhibits and Reports on Form 8-K                                       11

                            MICROFIELD GRAPHICS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                            September 30,               January 1,
                                                                 2000                      2000
                                                            -------------             --------------
                                                             (unaudited)
Current assets:
  Cash                                                      $      58,525             $      113,041
  Cash and cash equivalents
  Accounts receivable, net of allowances
       of $10,278 and $27,153                                     402,919                    265,524
  Inventories  (Note 2)                                           471,784                    496,696

  Prepaid expenses and other                                       35,627                    120,969
                                                            -------------             --------------
        Total current assets                                      968,855                    996,230


  Property and equipment, net  (Note 3)                           163,018                    244,714
  Other assets                                                     51,875                     76,915
                                                            -------------             --------------
                                                            $   1,183,748             $    1,317,859
                                                            =============             ==============

Current liabilities:
  Accounts payable                                          $     469,793             $      338,325
  Line of Credit                                                  384,677                    360,473
  Accrued payroll and payroll taxes                                91,516                    133,650
  Unearned income                                                  32,742                     77,687
  Accrued liabilities                                              59,450                     82,048
                                                            -------------             --------------
        Total current liabilities                               1,038,178                    992,183

  Long-term debt, net of discount                                  60,453                          -
  Other long-term liabilities                                           -                     52,455
                                                            -------------             --------------
        Total liabilities                                       1,098,631                  1,044,638

Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
      authorized, 4,572,793 and 4,132,185 shares
      issued and outstanding                                   15,750,281                 15,273,912
  Accumulated deficit                                         (15,665,164)               (15,000,691)
                                                            -------------             --------------
        Total shareholders' equity                                 85,117                    273,221
                                                            -------------             --------------

                                                            $   1,183,748             $    1,317,859
                                                            =============             ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three months ended                      Nine months ended
                                        September 30       October 2,        September 30        October 2,
                                            2000              1999               2000               1999
                                       --------------    --------------    -----------------   -------------
                                        (unaudited)       (unaudited)         (unaudited)       (unaudited)
Sales                                  $     794,987           919,561     $      2,318,449        2,780,309
Cost of goods sold                           493,380           569,749            1,485,585        1,742,473
                                       --------------    --------------    -----------------    -------------
  Gross profit                               301,607           349,812              832,864        1,037,836

Operating expenses
  Research and development                    51,330            56,776              185,329          582,435
  Marketing and sales                        149,911           304,759              561,342        1,364,475
  General and administrative                 244,291           168,438              700,676          657,438
                                       --------------    --------------    -----------------    -------------
                                             445,532           529,973            1,447,347        2,604,348
                                       --------------    --------------    -----------------    -------------

Loss from operations                        (143,925)         (180,161)            (614,483)      (1,566,512)
Other income (expense)
  Interest income (expense), net             (52,591)          (16,066)            (116,544)         (43,350)
  Other income, net                           23,215                95               66,554          (49,424)
                                       --------------    --------------    -----------------    -------------

Loss before provision for                   (173,301)         (196,132)            (664,473)      (1,659,286)
   Income taxes
Provision for income taxes                        --                --                   --               --
                                       --------------    --------------    -----------------    -------------

Net loss                               $    (173,301)         (196,132)   $        (664,473)      (1,659,286)
                                       ==============    ==============    =================    =============

Net loss per share
  Basic                                $        (.04)             (.05)    $           (.16)            (.42)
                                       ==============    ==============    =================    =============
  Diluted                              $        (.04)             (.05)    $           (.16)            (.42)
                                       ==============    ==============    =================    =============

Shares used in per share
calculations
  Basic                                    4,572,793         4,132,185            4,286,832        3,995,230
                                       ==============    ==============    =================    =============
  Diluted                                  4,572,793         4,132,185            4,286,832        3,995,230
                                       ==============    ==============    =================    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Nine months ended
                                                           ----------------------------------------
                                                           September 30,               October 2,
                                                                2000                      1999
                                                           -------------             --------------
Cash Flows From Operating Activities:
    Net loss                                               $    (664,473)            $   (1,659,286)

Adjustments to reconcile net loss to net cash
  Used in operating activities:
    Depreciation and amortization                                 96,167                    146,471
    Amortization of debt discount                                 17,872
    Noncash portion of employee option exercise                       --                         --
       recorded as compensation expense                          105,951                         --

Changes in assets and liabilities:
    Accounts receivable                                         (137,395)                   416,093
    Inventories                                                   24,912                    298,646
    Prepaid expenses and other                                    85,342                     80,521
    Accounts payable                                             131,468                   (133,579)
    Accrued payroll and payroll taxes                            (42,134)                  (196,419)
    Unearned income                                              (44,945)                    29,189
    Accrued liabilities                                          (22,598)                   (33,031)
                                                           -------------             --------------
        Net cash used in operating activities                   (449,833)                (1,051,395)


Cash flows from investing activities:
    Acquisition of property and equipment                         (3,905)                   (30,327)
    Other long-term assets                                        14,473                         --
                                                           -------------             --------------
        Net cash provided by investing activities                 10,568                    (30,327)

Cash flows from financing activities:
    Payments on equipment line of credit                         (52,455)                   (62,500)
    Proceeds from (payments on) operating line of credit          24,204                   (131,000)
    Proceeds from (payments on) Long Term Note                   400,000                         --
    Proceeds from exercise of common stock options
      and warrants                                                13,000                      1,210
    Proceeds from issuance of common stock                            --                    988,754
                                                           -------------             --------------
        Net cash provided by financing activities                384,749                    796,464

        Net increase (decrease) in cash
          equivalents                                            (54,516)                  (285,258)

Cash and cash equivalents, beginning of period                   113,041                    739,628
                                                           =============             ==============
Cash and cash equivalents, end of period                   $      58,525              $     454,370
                                                           =============             ==============
Supplemental disclosure of cash flow information:
 Cash paid for:

        Interest                                                  24,720                     52,709
                                                           =============             ==============
        Income taxes                                       $          --              $          --
                                                           =============             ==============
    Issuance of Common Stock Warrants Recorded
        as debt discount                                   $     357,418              $          --
                                                           =============             ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MICROFIELD GRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION


         The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the "Company") for the quarters and nine months ended September 30, 2000 and October 2, 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 1, 2000 is derived from the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 1, 2000. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

         The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company's current fiscal year is the 52-week period ending December 30, 2000. The Company's last fiscal year was the 52-week period ended January 1, 2000. The Company's third fiscal quarters in fiscal 2000 and 1999 were the 13-week periods ended September 30, 2000 and October 2, 1999, respectively.

2.  INVENTORIES

         Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method), or market value. Inventory costs include raw materials, direct labor and allocated overhead and consist of the following:

                                          SEPTEMBER 30,          JANUARY 1,
                                              2000                  2000
                                          -------------        --------------
   Raw materials                          $     439,300        $      368,498
   Finished goods                                32,484               128,198
                                          -------------        --------------

                                          $     471,784        $      496,696
                                          =============        ==============


3. PROPERTY AND EQUIPMENT

                                          SEPTEMBER 30,          JANUARY 1,
                                              2000                  2000
                                          -------------        --------------
   Machinery and equipment                $   1,200,490        $    1,196,585
   Less  accumulated  depreciation and
   amortization                               1,037,472               951,871
                                          -------------        --------------

                                          $     163,018        $      244,714
                                          =============        ==============

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

5. SUBSEQUENT EVENT

On September 7, 2000 the Company entered into a definitive agreement with Greensteel Inc., a wholly-owned subsidiary of PolyVision Corporation, for the sale of substantially all of the assets of the Company. The terms of the asset sale call for Greensteel to pay the Company up to $3,500,000, with $2,000,000 payable at the closing of the transaction and up to an additional $1,500,000, to be paid in contingent earn-out payments based on net sales of the Company's Softboard products over a 5-year period. Greensteel will receive the assets of the Company that are utilized in operating the SoftBoard business, which comprise substantially all the assets of the Company. The Company will retain cash, accounts receivable, and outstanding liabilities. Shareholders approved the agreement and asset sale and the transaction closed on October 24, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

At September 30, 2000, Microfield Graphics, Inc. (the "Company") developed, manufactured and marketed computer conferencing and telecommunications products to facilitate group communications. The principal purpose of these products is to make meetings more productive and cost effective by capturing ideas from all meeting members (whether they are located locally or linked remotely through a computer and an audio hookup) and making the information available to all of the linked systems, where everyone involved can see and interact with the information produced and presented. The Company's product lines incorporated a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers over standard telephone lines, networks and the Internet.

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

On September 7, 2000 the Company entered into a definitive agreement with Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation, for the sale of substantially all of the assets of the Company. The terms of the asset sale call for Greensteel to pay the Company up to $3,500,000, with $2,000,000 paid at the closing of the transaction and up to an additional $1,500,000, to be paid in contingent earn-out payments based on net sales of the Company's Softboard products over a 5-year period. The Company will retain cash, accounts receivable, and outstanding liabilities. The asset sale to Greensteel closed on October 24, 2000. The Company has no active business operations at this time and is exploring merger and acquisition opportunities in other lines of business. The Company has no plans to distribute proceeds of the asset sale at this time.

The Company was incorporated in Oregon in 1986. The Company's executive offices are located at 16112 SW 72nd Avenue, Portland, OR 97224.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the SoftBoard Business for the periods indicated.


                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                 ---------------------------------    ---------------------------------
                                   SEPTEMBER 30        OCTOBER 2        SEPTEMBER 30        OCTOBER 2
                                       2000              1999               2000              1999
                                 ----------------    -------------    ----------------    -------------
    Sales                                    100%             100%                100%             100%
    Cost of goods sold                        62               62                  64               63
                                 ----------------    -------------    ----------------    -------------
       Gross profit                           38               38                  36               37
    Research and development                  (6)              (6)                 (8)             (21)
    expenses
    Marketing and sales                      (19)             (33)                (24)             (49)
    expenses
    General and administrative               (31)             (18)                (30)             (24)
    expenses
                                 ----------------    -------------    ----------------    -------------
    Loss from operations                     (18)             (19)                (27)             (57)
    Other income (expense)                    (4)              (2)                 (2)              (3)
                                 ----------------    -------------    ----------------    -------------
      Loss before provision for
       income taxes                          (22)             (21)                (29)             (60)
    Provision for income taxes               --                --                  --               --
                                 ----------------    -------------    ----------------    -------------
    Net loss                                 (22)%            (21) %              (29)%            (60)%
                                 ================    =============    ================    =============


QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH QUARTER ENDED OCTOBER 2, 1999

         SALES. Sales decreased $125,000 (14%) to $795,000 in the third quarter of 2000 from $920,000 in the third quarter of 1999. The decrease for the quarter was consistent with the Company's planned reduction in expenses for advertising and sales promotion.

         GROSS PROFIT. Cost of goods sold includes the cost of raw materials needed to assemble the products, assembly and preparation by vendors and direct and indirect costs associated with the procurement, testing, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased from 30% in the second quarter of 2000 to 38% in the third quarter of 2000. The increase was consistent with the Company's efforts to lower manufacturing overhead. Third quarter gross profit results for 2000 and 1999 were comparable at 38% each.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. These expenses decreased $6,000 (11%) to $51,000 in the third quarter of 2000 from $57,000 in the third quarter of 1999. The reduction is due primarily to restructuring efforts implemented in the second quarter of 1999 that included significant reductions in development programs.

         MARKETING AND SALES EXPENSES. Marketing and sales expenses decreased $155,000 (51%) to $150,000 in the third quarter of 2000 from $305,000 in the third quarter of 1999. The decrease between quarters was due primarily to lower costs associated with the current advertising program and decreased participation in trade shows during the quarter.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $76,000 (45%) to $244,000 in the third quarter of 2000 from $168,000 in the third quarter of 1999. The increase in administrative expenses during the third quarter of 2000 was due primarily to legal expenses incurred in connection with the class action lawsuit filed against the Company and its chief executive officer in February 2000, and legal fees incurred in connection with the Greensteel agreement, offset by lower costs resulting from the restructuring implemented in the second quarter of 1999.

         OTHER INCOME (EXPENSE). Other income (expense) includes interest income, interest expense, and miscellaneous income. Other expense increased $13,000 (81%) to ($29,000) in the third quarter of 2000 from ($16,000) in the third quarter of 1999.

         INCOME TAXES. The Company recorded losses from operations in the third quarters of 2000 and 1999. Accordingly, no provision for income taxes was provided for in either of these periods.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At September 30, 2000 the Company had negative working capital of approximately $(69,000) and its principal source of liquidity consisted of $58,525 in cash and cash equivalents. Accounts receivable increased $137,000 to $403,000 at September 30, 2000 from $266,000 at January 1, 2000. This was primarily due to a higher percentage of sales occurring in the last month of the quarter ended September 30, 2000. Inventories decreased $25,000 to $472,000 at September 30, 2000 from $497,000 at January 1, 2000. This decrease was due primarily to the lowering of inventory levels implemented as part of the restructuring and cost reduction plan. Accounts payable increased $132,000 to $470,000 at September 30, 2000 compared to $338,000 at January 1, 2000 as a result of the implementation of more favorable payment terms with the Company's vendors.

At September 30, 2000, the Company had a line of credit with its bank using its accounts receivable and certain of its inventory as collateral. The Loan Agreement for the line of credit expired on September 8, 1999, at which time $524,000 was outstanding under the line of credit. The Company and the bank continued to operate under the terms of the Loan Agreement until new terms were formalized on October 25, 1999. At September 8, 1999 and at October 2, 1999, the Company was not in compliance with the minimum tangible net worth financial covenant of its Loan Agreement with the bank. On October 15, 1999, the bank delivered a notice of default and the Company subsequently entered into a Forbearance Agreement which provided for a reduction in the line of credit to $650,000, the elimination of inventory from the collateral base over a 14 month period, an interest rate increase, and certain financial covenants with which the Company was required to comply. The Forbearance Agreement period ended April 30, 2000. On April 27, 2000 the Company entered into an Accounts Receivable Purchase Agreement with the bank, which provided for financing in an amount equal to 80% of accounts receivable up to a maximum of $750,000, interest of 3% per month on the outstanding loan balance, repayment of the inventory portion of the collateral base (the "Placeholder Note"), and certain financial covenants with which the Company is required to comply. The balance of the Placeholder Note at September 30, 2000 was $111,073. The Company paid off the line of credit and terminated the Accounts Receivable Purchase Agreement on the closing of the asset sale to Greensteel, Inc.

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

The Company believes its resources are sufficient to fund its operations as they currently exist for the next twelve months.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

During February 2000, the Company was named in a class action lawsuit, ADAIR
V. MICROFIELD GRAPHICS, INC. ET ANO., 00 Civ. 0629 (MBM), United States District Court Southern District of New York. The complaint alleges that the Company and its Chief Executive Officer issued a series of false and misleading statements concerning, among other things, the Company's purchase agreement with 3M. The complaint alleges that, as a result of these allegedly material misstatements and omissions, the Company's stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999 and requests that damages be determined at trial. The Company denies the allegations and intends to vigorously defend itself. The ultimate outcome of the litigation, however, is presently undeterminable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this report are listed below:

                  EXHIBIT NO.

                     10.18     Form of Asset Purchase Agreement between
                               Greensteel,  Inc, and Microfield Graphics,
                               Inc., dated September 7, 2000,  incorporated
                               by reference to the Company's Proxy
                               Statement dated October 3, 2000.
                     27        Financial data schedule

         (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 7, 2000

                                    MICROFIELD GRAPHICS, INC.

                                    By: /s/ JOHN B. CONROY
                                           ------------------
                                    John B. Conroy
                                    Chief Executive Officer
                                   (Principal Executive and Financial Officer)