Form 10KSB
period 2000-12-30
MICROFIELD GRAPHICS INC /OR
filed 2001-03-30
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 1O-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                    For the fiscal year ended December 30, 2000

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

                              16112 SW 72ND AVENUE
                             PORTLAND, OREGON 97224
              (Address of principal executive offices and zip code)
                                 (503) 205-6719
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $2,526,000.

The aggregate market value of voting stock held by non-affiliates of the registrant at March 29, 2001 was $367,765 computed by reference to the average bid and asked prices as reported on the OTC Bulletin Board.

The index to exhibits appears on page 8 of this document.

The number of shares outstanding of the Registrant's Common Stock as of December 30, 2000 was 4,597,066 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                            MICROFIELD GRAPHICS, INC.

                                FORM 10-KSB INDEX

                                     PART I

                                                                                                   PAGE
         Item 1.  Description of Business                                                             1

         Item 2.  Description of Property                                                             1

         Item 3.  Legal Proceedings                                                                   1

         Item 4.  Submission of Matters to a Vote of Security Holders                                 2

                                     PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters                            2

         Item 6.  Management's Discussion and Analysis of Financial Condition or
                  Plan of Operation                                                                   3

         Item 7.  Financial Statements                                                                4

         Item 8.  Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosures                                                           4

                                    PART III

         Item 13. Exhibits and Reports on Form 8-K                                                    5


                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Prior to October 24, 2000, Microfield Graphics, Inc. (the "Company") developed, manufactured and marketed computer conferencing and telecommunications products that facilitate group communications. The Company's product lines consisted of a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems sold under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color and utilized the Company's proprietary technology.

On October 24, 2000, the assets of the Company that were utilized in operating the SoftBoard business were sold to Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation. The Company has not been engaged in continuing operations since that date. The Company is exploring entering into new lines of business through specific strategic acquisitions. While the Company has no current agreements with respect to any acquisition, it is actively exploring acquisition transactions.

EMPLOYEES

As of December 30, 2000, the Company's sole employee was John B. Conroy, Chief Executive Officer.

ITEM 2.  PROPERTIES

The Company does not own or lease any properties or facilities at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 23, 2000, an Annual Meeting of Shareholders was held to consider and vote upon a proposal to approve the Asset Purchase Agreement, dated as of September 7, 2000, between the Company and Greensteel, Inc. and to elect five directors to serve until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Results of the items voted on are as follows:

1. Approval of the Asset Purchase Agreement between the Company and Greensteel, Inc.

                                                                BROKER
          FOR                  AGAINST         ABSTAIN         NON-VOTES
          ---                  ------          -------         ---------

       2,548,451               67,242          26,000          1,833,878

2. Election of Directors

     Shareholders elected the following five directors:


                                                 FOR               AGAINST             ABSTAIN
                                                 ---               -------             -------

         John B. Conroy                       4,371,310              104,261             57,265
         Herbert S. Shaw                      4,420,575               54,996              8,000
         Michael Stansell                     4,404,466               76,105             24,109
         Robert Jesenik                       4,425,575               49,996              3,000
         Dennis Wade                          4,425,575               49,996              3,000

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 30, 1999, the Company's common stock has been quoted on the OTC Bulletin Board under the symbol "MICG." Prior to that date the Company's common stock was quoted on the Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low sales prices as reported by the OTC Bulletin Board or the Nasdaq SmallCap Market, as appropriate, for the periods indicated.

FISCAL 1999                         LOW                       HIGH
First Quarter                       $1 7/8                    $2 3/8
Second Quarter                        15/16                    2 1/16
Third Quarter                          9/16                    1 1/16
Fourth Quarter                         1/4                       5/8


FISCAL 2000
First Quarter                       $  1/8                    $  6/8
Second Quarter                         1/8                       5/8
Third Quarter                          1/8                       3/8
Fourth Quarter                         1/8                       1/4

There were 161 shareholders of record and the Company believes approximately 1600 beneficial shareholders at March 29, 2001. There were no cash dividends declared or paid in fiscal years 2000 or 1999. The Company does not anticipate declaring such dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

OVERVIEW

Prior to October 24, 2000, the Company developed, manufactured and marketed computer conferencing and telecommunications products that facilitate group communications. The Company's product lines consisted of a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems sold under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color and utilized the Company's proprietary technology.

On October 24, 2000, the assets of the Company that were utilized in the operating the SoftBoard business were sold to Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation. The Company has not been engaged in continuing operations since that date. The Company is exploring entering into new lines of business through specific strategic acquisitions. While the Company has no current agreements with respect to any acquisition, it is actively exploring acquisition transactions.

RESULTS OF OPERATIONS

As of October 24, 2000, the Company sold its Softboard operations to Greensteel, Inc. The financial data presented in the Company's financial statements has been retroactively reclassified to present the Softboard operations as discontinued operations for each of the two years in the period ended December 30, 2000. Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses have been presented as they are not representative of the Company's current activities. The Company had no ongoing operations at December 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At December 30, 2000 the Company had working capital of approximately $664,000 and its principal source of liquidity consisted of $831,000 in cash and cash equivalents. Accounts receivable decreased $167,000 to $99,000 at December 30, 2000 from $266,000 at January 1, 2000. Inventories decreased $497,000 to $-0- at December 30, 2000 from $497,000 at January 1, 2000. Accounts payable decreased $251,000 to $87,000 at December 30, 2000 compared to $338,000 at January 1, 2000. The decreases were all due to the sale of the SoftBoard operations and the fact that the Company does not currently have ongoing operations. As part of the sale of the SoftBoard operations, the Company retained all accounts receivable arising prior to October 24, 2000.

On June 30, 2000 the Company issued a Subordinated Promissory Note to JMW Capital Partners, Inc. ("JMW") pursuant to which the Company borrowed $400,000 from JMW. The outstanding principal balance of the promissory note and all accrued and unpaid interest was due on the earlier of (i) June 30, 2005 or (ii) demand by holder made at any time after June 30, 2003. In connection with this Subordinated Promissory Note, the Company issued to JMW two stock warrants each to purchase 1,033,000 shares of the Company's common stock at a price of $0.50 per share and $0.38722 per share, respectively. The aggregate estimated fair value of the warrants, as determined using the Black-Scholes pricing model, of $357,418 was recorded as a debt discount and was to be amortized over the three-year term of the related debt. Amortization of the discount is included in interest expense on the income statement. On December 24, 2000, the Company repaid the Subordinated Promissory Note. As a result of the debt retirement, the Company recorded a loss on early extinguishment of $297,848, which was equal to the unamortized discount on the date of retirement.

The Company has no commitments for capital expenditures in material amounts.

NEW ACCOUNTING PRONOUNCEMENT

On April 3, 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion No. 25" (FIN 44). FIN 44 clarifies the application of Opinion No. 25 for certain issues including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. In December 1999, the Company decreased the exercise price of all outstanding incentive stock options to $0.22 per share (the "repriced options"). In accordance with FIN 44, effective July 1, 2000, any of these options which were not exercised or canceled, would be accounted for pursuant to a variable stock option plan. Accordingly, compensation expense would be recorded to the extent that the quoted market price of the Company's common stock exceeded the revised exercise price of the repriced options. Effective June 30, 2000, the Company settled all outstanding repriced options by issuing one share of the Company's common stock for each repriced option; 419,608 of the repriced options were outstanding immediately preceding the settlement. As a result, the Company recorded a one-time compensation charge of $105,951, which is equal to the aggregate fair value of the common shares issued as settlement for the repriced options. The one-time compensation charge is reflected in loss from discontinued operations for the year ended December 30, 2000.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included in this report as follows:


                                                                                       Page
Microfield Graphics, Inc.:

Report of Independent Accountants                                                       F-1

Consolidated Balance Sheet
         December 30, 2000 and January 1, 2000                                          F-2

Consolidated Statements of Operations for the
         years ended December 30, 2000 and January 1, 2000                              F-3

Consolidated Statements of Shareholders' Equity for the
         years ended December 30, 2000 and January 1, 2000                              F-4

Consolidated Statements of Cash Flows for the
         years ended December 30, 2000 and January 1, 2000                              F-5

Notes to Consolidated Financial Statements                                              F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

All information required by Items 9, 10, 11 and 12 of Part III of this Report will be included in the Company's definitive proxy statement for the 2001 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated by reference herein, other than the information with respect to directors and executive officers of the Company included below.

DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and positions of the Company's executive officers and directors are as follows:



NAME                       AGE      CURRENT POSITION(S) WITH COMPANY
--------------------------------------------------------------------
John B. Conroy             62       Chairman of the Board, President and Chief Executive Officer
Michael W. Stansell        58       Director
Herbert S. Shaw            65       Director
Robert Jesenik             41       Director
Dennis Wade                46       Director


There is no family relationship among any of the directors or executive officers of Microfield.

JOHN B. CONROY joined Microfield in May 1986 and was appointed President and elected a Director that same month. Mr. Conroy was designated Chief Executive Officer by the Board of Directors in January 1987, and appointed Chairman of the Board of Directors in June 1996. Mr. Conroy previously held executive management positions with a number of computer industry companies, has served as a director of several, and holds a Bachelors of science in electrical engineering from New York University.

HERBERT S. SHAW was appointed to the Board of Directors in June 1997. Mr. Shaw has been the Managing Partner of NorCrest Ltd. and Chairman of NorCrest Capital Management LLC, an investment banking company, since January 1996. From February 1992 to December 1995 Mr. Shaw was the President and CEO of The Laughlin Group, a financial services and investment group of companies.

MICHAEL W. STANSELL is Operations Manager, Technology Division, of PolyVision Corpration, a position he has held since October 2000. Prior to that he served as President and Chief Operating Officer of Microfield from April 2000 until October 2000. Prior to that he served with Microfield as Director of Manufacturing from November 1985 to January 1987 and Vice President, Operations, from January 1987 until April 2000. Mr. Stansell was a division manufacturing manager, among other positions, at Tektronix Corporation from August 1965 through October 1985. He was appointed to the Board of Directors in April 2000.

DENNIS WADE was appointed to the Board of Directors in June 2000. Mr. Wade has been the Chairman and Chief Financial Officer of JMW Capital Partners, Inc., an investment banking company, since January 1995.

ROBERT JESENIK was appointed to the Board of Directors in June 2000. Mr. Jesenik has been the President and Chief Executive Officer of JMW Capital Partners, Inc., an investment banking company, since October 1998. From April 1993 to October 1998 Mr. Jesenik was a partner of JMW Capital Partners.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this report is listed below:


                  Exhibit No.
                  -----------
                  *3.1                Articles of Incorporation, as amended
                  *3.2                Bylaws, as amended
                  *4.1                See Article III of Exhibit 3.1 and Articles I and VI of Exhibit 3.2


                                  (CONTINUED)

                #*10.1                1986 Stock Option Plan, as amended
                 *10.3                Form of Incentive Stock Option Agreement
                 *10.7                Form of Representative's Warrants
               **10.11                Restated 1995 Stock Incentive Plan dated May 11, 1998.
              ***10.14                Form of $400,000 Subordinated Promissory Note issued to JMW Capital Partners,  Inc., dated June 30, 2000.
              ***10.15                Form of Stock Purchase Warrants to Purchase Shares of Common Stock of Microfield
                                      Graphics, Inc. issued to JMW Capital Partners, Inc., dated June 30, 2000.
              ***10.16                Form of Registration Rights Agreement between the Company and JMW Capital
                                      Partners, Inc., dated June 30, 2000.
              ***10.17                Form of Note and Warrant Purchase Agreement between the Company and JMW Capital
                                      Partners, Inc. dated June 30, 2000.
             ****10.18                Form of Asset Purchase Agreement between Greensteel, Inc., and Microfield
                                      Graphics, Inc., dated September 7, 2000, incorporated by reference to the Company's
                                      Proxy Statement dated October 3, 2000.
               *****23                Consent of PricewaterhouseCoopers LLP, Independent Accountants


* Incorporated by reference to Exhibits 3.1, 3.2, 4.1, 10.1, 10.3, 10.7, as applicable, to Registrant's Registration Statement on Form SB-2 (Registration No. 33-918900).

** Incorporated by reference to Exhibits 10.11 to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 3, 1999.

*** Incorporated by reference to Exhibits 10.14, 10.15, 10.16, 10.17, as applicable, to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 1, 2000.

**** Incorporated by reference to Exhibit 10.18 to Registrants Quarterly Report on Form 10-QSB for the three month period ended
         September 30, 2000.

*****    Exhibit 23 filed herewith.

# This exhibit constitutes a management contract, or compensatory plan or arrangement.

         (b) Reports on Form 8-K

         The Company filed a report on Form 8-K on November 8, 2000, announcing the sale of substantially all of its assets to Greensteel, Inc. and containing pro forma financial statements reflecting the asset sale.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2000

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

Signature                           Title

/s/ JOHN B. CONROY                  Chairman of the Board, Chief Executive
----------------------------        Officer and Financial Officer
John  B. Conroy                     Date:  March 29, 2000

/s/ HERBERT S. SHAW                 Director
-----------------------------
Herbert S. Shaw                     Date:  March 29, 2000

/s/ MICHAEL W. STANSELL             Director
-------------------------------------
Michael W. Stansell                 Date:  March 29, 2000


/s/ ROBERT JESENIK                  Director
----------------------------
Robert Jesenik                      Date:  March 29, 2000

/s/ DENNIS WADE                     Director
------------------------
Dennis Wade                         Date:  March 29, 2000

MICROFIELD GRAPHICS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000 AND JANUARY 1, 2000

                       [PricewaterhouseCoopers Letterhead]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Microfield Graphics, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Microfield Graphics, Inc. and its subsidiary at December 30, 2000 and January 1, 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the financial statements, as of October 24, 2000, the Company disposed of its Softboard operations. The accompanying consolidated statements of operations and of cash flows have been retroactively reclassified to present the Softboard operations as discontinued operations for each of the two years in the period ended December 30, 2000. Accordingly, as of December 30, 2000, the Company has no ongoing operations.


/s/ PricewaterhouseCoopers LLP

March 26, 2001

MICROFIELD GRAPHICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 30, 2000 AND JANUARY 1, 2000


                                                                                      2000              1999
                               ASSETS
Current assets:
    Cash and cash equivalents                                                          $ 830,634         $ 113,041
    Accounts receivable, net                                                              99,392           265,524
    Inventory                                                                                  -           496,696
    Prepaid expenses and other                                                            48,337           120,969
                                                                                 ----------------  ----------------

      Total current assets                                                               978,363           996,230

Property and equipment                                                                         -           244,714
Other assets                                                                              10,267            76,915
                                                                                 ----------------  ----------------

                                                                                       $ 988,630        $1,317,859
                                                                                 ================  ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Line of credit                                                                       $     -         $ 353,528
    Notes payable                                                                              -             6,945
    Accounts payable                                                                      86,917           338,325
    Accrued payroll and payroll taxes                                                      8,020           133,650
    Unearned income                                                                            -            77,687
    Other accrued liabilities                                                            219,336            82,048
                                                                                 ----------------  ----------------
      Total current liabilities                                                          314,273           992,183

Other long-term liabilities                                                                    -            52,455
                                                                                 ----------------  ----------------

Commitments and contingencies                                                            314,273         1,044,638
                                                                                 ----------------  ----------------

Shareholders' equity:
    Common stock, no par value, 25,000,000 shares authorized, 4,597,066
      and 4,132,185 shares issued and outstanding, respectively                       15,758,279        15,273,912
    Accumulated deficit                                                              (15,083,922)      (15,000,691)
                                                                                 ----------------  ----------------

      Total shareholders' equity                                                         674,357           273,221
                                                                                 ----------------  ----------------

                                                                                       $ 988,630        $1,317,859
                                                                                 ================  ================


The accompanying notes are an integral part of the consolidated financial statements.

MICROFIELD GRAPHICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000



                                                                                       2000               1999
Net sales                                                                             $         -       $         -
Cost of goods sold                                                                              -                 -
                                                                                  ----------------   ---------------

      Gross profit                                                                              -                 -
                                                                                  ----------------   ---------------

Operating expenses:
    General and administrative                                                            185,395           185,192
                                                                                  ----------------   ---------------

      Loss from operations                                                               (185,395)         (185,192)

Other income:
    Interest expense, net                                                                 (53,898)          (26,140)
    Other income, net                                                                      32,170                 -
                                                                                  ----------------   ---------------

      Net loss from continuing operations                                                (207,123)         (211,332)

Discontinued operations:
    Loss on discontinued Softboard operations                                            (800,112)       (1,819,151)
    Gain on sale of discontinued Softboard operations                                   1,221,852                 -
                                                                                  ----------------   ---------------

      Net income (loss) before extraordinary item                                         214,617        (2,030,483)

Extraordinary item:
    Loss on early debt extinguishment                                                    (297,848)                -
                                                                                  ----------------   ---------------

      Net loss                                                                        $   (83,231)      $ (2,030,483)
                                                                                  ================   ===============

Basic and diluted net loss per share from continuing operations                       $      (.05)      $       (.05)
                                                                                  ================   ===============

Basic and diluted net income (loss) per share before extraordinary item               $       .05       $       (.50)
                                                                                  ================   ===============

Extraordinary item                                                                    $      (.07)      $          -
                                                                                  ================   ===============

Basic and diluted net loss per share                                                  $      (.02)      $       (.50)
                                                                                  ================   ===============

Shares used in calculation                                                              4,373,338         4,029,489
                                                                                  ================   ===============


The accompanying notes are an integral part of the consolidated financial statements.

MICROFIELD GRAPHICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000



                                                                        Common stock
                                                          ------------------------------------
                                                                                                    Accumulated
                                                              Shares              Amount              deficit
                                                          ----------------   -----------------   ------------------
Balance at January 2, 1999                                      3,686,775        $ 14,362,698        $ (12,970,208)

Stock options exercised                                               965               1,210                    -

Issuance of common stock and warrants, net of
    issuance costs                                                444,445             910,004                    -

Net loss                                                                -                   -           (2,030,483)
                                                          ---------------   -----------------   -------------------

Balance at January 1, 2000                                      4,132,185          15,273,912          (15,000,691)

Common stock grants to employees                                   14,000               3,500                    -

Common stock options exercised                                     10,273               2,260                    -

Settlement of stock options                                       405,608             105,951                    -

Issuance of warrants with notes payable                                 -             357,418                    -

Common stock issued to settle accounts payable                     35,000              15,238                    -

Net loss                                                                -                   -              (83,231)
                                                          ----------------   -----------------   ------------------

Balance at December 30, 2000                                    4,597,066        $ 15,758,279        $ (15,083,922)
                                                          ===============   =================   ==================



The accompanying notes are an integral part of the consolidated financial statements.

MICROFIELD GRAPHICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000


                                                                                       2000              1999
Cash flows from operating activities:
    Net loss                                                                          $   (83,231)     $ (2,030,483)
    Add (deduct):
      Extraordinary loss on early debt extinguishment                                     297,848                 -
      Loss from discontinued Softboard operations                                         800,112         1,819,151
      Gain on sale of discontinued Softboard operations                                (1,221,852)                -
                                                                                  ----------------  ----------------

      Loss from continuing operations                                                    (207,123)         (211,332)

    Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                                      59,570            70,475
        Changes in assets and liabilities:
           Accounts receivable                                                            166,132           532,019
           Prepaid expenses and other assets                                               51,398            35,658
           Accounts payable                                                              (236,170)         (193,983)
           Accrued payroll                                                                  8,020            (8,000)
           Other accrued expenses                                                          37,288          (104,355)
                                                                                  ----------------  ----------------

      Net cash (used in) provided by continuing operations                               (120,885)          120,482

      Net cash used by discontinued operations                                           (746,949)       (1,252,410)
                                                                                  ----------------  ----------------

      Net cash used for operating activities                                             (867,834)       (1,131,928)
                                                                                  ----------------  ----------------

Cash flows from investing activities:
    Net cash used for discontinued investing activities                                    (3,905)          (75,053)
    Proceeds from sale of discontinued Softboard operations                             2,000,000                 -
                                                                                  ----------------  ----------------

      Net cash provided by (used in) investing activities                               1,996,095           (75,053)
                                                                                  ----------------  ----------------

Cash flows from financing activities:
    Net payments under line of credit agreement                                          (360,473)         (301,472)
    Payments on long-term debt and notes payable                                         (452,455)         (108,098)
    Borrowings on notes payable                                                           400,000                 -
    Proceeds from exercise of common stock options                                          2,260             1,210
    Proceeds from issuance of common stock                                                      -           988,754
                                                                                  ----------------  ----------------

      Net cash (used in) provided by financing activities                                (410,668)          580,394
                                                                                  ----------------  ----------------

      Net increase (decrease) in cash and cash equivalents                                717,593          (626,587)

Cash and cash equivalents, beginning of year                                              113,041           739,628
                                                                                  ----------------  ----------------

Cash and cash equivalents, end of year                                                $   830,634       $   113,041
                                                                                  ================  ================

Cash paid for:
    Interest                                                                          $   143,141        $   67,898
                                                                                  ================  ================

Non-cash financing activities:
    Issuance of warrants with notes payable                                           $   357,418         $       -
                                                                                  ================  ================

    Issuance of common stock for accounts payable                                      $   15,238         $       -
                                                                                  ================  ================

    Issuance of common stock to settle employee stock options                         $   105,951         $       -
                                                                                  ================  ================

    Issuance of common stock grants to employees                                       $    3,500         $       -
                                                                                  ================  ================


The accompanying notes are an integral part of the consolidated financial statements.

MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND BASIS OF PRESENTATION

     Microfield Graphics, Inc. (the Company), an Oregon corporation incorporated in October 1986, developed, manufactured and marketed computer conferencing and telecommunications products to facilitate group communications. The Company's product lines incorporate a series of digital whiteboards, digital whiteboard rear projection systems, and interactive plasma display systems under the brand name Softboard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the Softboard surface is recorded and displayed on a personal computer simultaneously and in color using the Company's proprietary technology.

     The Company had a wholly-owned foreign sales corporation in Barbados. Hereafter in these consolidated financial statements, the term "Company" refers to Microfield Graphics, Inc. and its subsidiary. The Company's primary market was in the United States; however, there were export sales to the United Kingdom, China, Japan and other countries (see Note 10).

     On October 24, 2000, the Company sold substantially all of its assets used in the Softboard operations (see Note 4).


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

     ACCOUNTS RECEIVABLE
     Accounts receivable at December 30, 2000 and January 1, 2000 are recorded net of allowances for uncollectible accounts of $67,380 and $27,153, respectively.

     INVENTORIES
     Inventories are stated at the lower of standard cost or market value. Standard costs approximate the first-in, first-out method. Inventory costs include raw materials, direct labor and allocated overhead.

MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

     REVENUE RECOGNITION
     Revenue is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is probable, there are no customer acceptance requirements and no remaining significant obligations. Revenue on warranty contracts is recognized ratably over the life of the contract.

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

     BASIC AND DILUTED NET LOSS PER SHARE
     Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted-average number of common shares outstanding during the period. Diluted loss per common share for 2000 and 1999 is based only on the weighted-average number of common shares outstanding during the period, as the inclusion of 2,346,000 and 881,881 common share equivalents would have been antidilutive.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     NEW ACCOUNTING PRONOUNCEMENTS
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes new accounting treatment for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. For the Company, this pronouncement, as amended by SFAS No. 137, will be effective in 2001 and is not anticipated to have a material effect on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. This pronouncement became effective in the fourth quarter of 2000 and did not have a material effect on the Company's financial position or results of operations.

     In April 2000, FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25 (FIN No. 44) was issued. FIN 44 clarifies the application of Opinion No. 25 for certain issues including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. In December 1999, the Company decreased the exercise price of all outstanding incentive stock options to $0.22 per share (the repriced options). In accordance with FIN No. 44, effective July 1, 2000, any of these options which were exercised or canceled, would have been accounted for pursuant to a variable stock option plan. Accordingly, compensation expense would have been recorded to the extent that the quoted market price of the Company's common stock exceeded the revised exercise price of the repriced options. Effective June 30, 2000, the Company settled all outstanding repriced options by issuing one share of the Company's common stock for each repriced option (see Note 10).


3.   CONCENTRATION OF CREDIT RISK

     During the year ended December 30, 2000 no customers accounted for 10% or more of total net sales. During the year ended January 1, 2000 no customers accounted for 10% or more of total net sales. Accounts receivable from one customer totaled approximately $53,544 at December 30, 2000.

MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.   DISCONTINUED OPERATIONS

     On September 7, 2000, the Company entered into definitive agreement with Greensteel, Inc. (Greensteel), a wholly-owned subsidiary of Polyvision Corporation, for the sale of substantially all of the Company's assets used in the Softboard operations. The terms of the asset sale called for Greensteel to pay the Company up to $3,500,000, with $2,000,000 payable at the closing of the transaction and up to an additional $1,500,000 in contingent earn-out payments based on net sales of the Company's Softboard products over a five-year period. The Company retained cash, accounts receivable and the majority of the outstanding liabilities. Shareholders approved the agreement and the transaction was finalized on October 24, 2000 and resulted in a gain of $1,221,852.

     As a result of shareholder approval of the Greensteel agreement, discontinued operations accounting treatment has been applied to the Softboard operation. Accordingly, the net loss incurred from the Softboard operations is reported in loss from discontinued operations for all periods presented to reflect the reclassification of these operations as discontinued. Also, cash flows from the Softboard operations are reported as "net cash provided by (used in) discontinued operations" whether associated with operating, investing or financing activities. No assets of the Softboard operations remain as of December 30, 2000. Remaining liabilities consist of approximately $100,000 in miscellaneous payables.

     Revenues from discontinued Softboard operations were $2,526,000 from January 2, 2000 through October 24, 2000, the date of disposition, and $3,492,238 for the 12 months ended January 1, 2000.


5.   INVENTORIES

     No inventories were on hand at December 30, 2000. At January 1, 2000, inventories consisted of the following:


        Raw materials                                                                                    $ 368,498
        Finished goods                                                                                     128,198
                                                                                                   ----------------

                                                                                                         $ 496,696
                                                                                                   ================


6.   PROPERTY AND EQUIPMENT

     No property and equipment was on hand at December 30, 2000. At January 1, 2000, property and equipment consisted of the following:


        Furniture, machinery and equipment                                                              $1,196,585
        Less accumulated depreciation and amortization                                                     951,871
                                                                                                   ----------------

                                                                                                         $ 244,714
                                                                                                   ================


MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.   DEBT

     On June 30, 2000, the Company issued a Subordinated Promissory Note to a financing company. The promissory note plus unpaid interest (payable at an initial rate of 10 percent per annum) was due as follows: (a) interest in arrears on the last day of each quarter beginning September 30, 2000, and
     (b) the outstanding principal balance and all accrued and unpaid interest on the earlier of (i) June 30, 2005 or (ii) demand by holder made at any time after June 30, 2003. In connection with this Subordinated Promissory Note, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The aggregate estimated fair value of the warrants, as determined using the Black-Scholes pricing model, of $357,418 has been recorded as a debt discount and was to be amortized over the three-year term of the related debt. Amortization of the debt discount is included in interest expense on the income statement. On December 24, 2000, the Company repaid the Subordinated Promissory Note. As a result of the debt retirement, the Company recorded a loss on early debt extinguishment of $297,848, which was equal to the unamortized discount on the date of retirement.

     At January 1, 2000, the Company had a $650,000 line of credit with a bank. Borrowings under the line of credit bore interest at prime plus 2.5% and were collateralized by accounts receivable and a portion of inventory. As of January 1, 2000, borrowings of $353,528 were outstanding under the line. All outstanding borrowings under the line of credit were repaid during 2000.

     In addition, the Company owed $6,945 on a term loan note agreement at January 1, 2000. The note was payable in monthly installments of principal and interest at the prime rate plus 2.5%. All outstanding amounts due were paid during 2000.


8.   INCOME TAXES

     The provision for income taxes for the years ended December 30, 2000 and January 1, 2000 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   INCOME TAXES (CONTINUED)

     Deferred tax assets are comprised of the following components:


                                                                                  DECEMBER 30,       JANUARY 1,
                                                                                      2000              2000
                                                                                 ----------------  ----------------
        Current:
           Allowances for uncollectible accounts                                 $        17,091   $         7,588
           Employee benefits                                                               4,840            20,281
           Inventory, warranty, and other allowances                                      17,743            29,837
           Unearned revenues                                                                   -            29,801
                                                                                 ----------------  ----------------

                                                                                          39,674            87,507
                                                                                 ----------------  ----------------
        Non-current:
           Intangible assets                                                                   -            19,331
           Net operating loss carryforwards                                            5,601,432         5,525,432
           Research and development credits                                              249,469           284,854
                                                                                 ----------------  ----------------

                                                                                       5,850,901         5,829,617
                                                                                 ----------------  ----------------

             Total deferred tax asset                                                  5,890,575         5,917,124

        Deferred tax asset valuation allowance                                        (5,890,575)       (5,917,124)
                                                                                 ----------------  ----------------

             Net deferred tax assets                                             $              -  $              -
                                                                                 ================  ===============


     At December 30, 2000, the Company had available net operating loss carryforwards of approximately $14,602,272 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2003 to 2020. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company's initial public offering in 1995. In addition, the Company has research and development credits aggregating $249,469 for income tax purposes at December 30, 2000. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2001 to 2020.


9.   LEASE COMMITMENTS AND CONTINGENCIES

     During 1999 and through October 24, 2000, the Company leased office space under an operating lease. As of December 30, 2000, the Company has no future minimum lease commitments.

     Rent expense totaled $126,966 and $328,459 for fiscal years ended 2000 and 1999, respectively.

MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  SHAREHOLDERS' EQUITY

     INCENTIVE STOCK OPTION PLAN
     The Company has Stock Option Plans (the Plans). At December 30, 2000, 389,188 shares of common stock were reserved for issuance to employees, officers, directors and consultants. Under the Plans, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant. The options become exercisable over four years.

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

     A summary of the status of the Company's Stock Option Plans as of December 30, 2000 and January 1, 2000 and for the years then ended is presented below:


                                                           DECEMBER 30, 2000               JANUARY 1, 2000
                                                      -----------------------------  ----------------------------

                                                                       WEIGHTED-                     WEIGHTED-
                                                                        AVERAGE                       AVERAGE
                                                                        EXERCISE                      EXERCISE
                    PERFORMANCE OPTIONS                  SHARES          PRICE          SHARES         PRICE
             ----------------------------------       -------------   -------------  -------------  -------------
             Outstanding at beginning of year              491,881        $    .22        442,413       $    .22
             Granted                                        63,000             .31        354,100            .22
             Exercised                                     (10,273)            .22           (965)           .22
             Settled                                      (405,608)            .22              -            .22
             Forfeited/canceled                           (139,000)            .26       (303,667)           .22
                                                      -------------   -------------  -------------  -------------

                                                                 -         $     -        491,881       $    .22
                                                      =============   =============  =============  =============

             Options exercisable at year-end                     -                        174,987
                                                      =============                  =============


     In December 1999, the Company decreased the exercise price of all outstanding incentive stock options to $0.22 per share (the repriced options). Effective June 30, 2000, the Company settled all outstanding repriced options by issuing one share of the Company's common stock for each repriced option; 405,608 of the repriced options were outstanding immediately preceding the settlement. As a result, the Company recorded a one-time compensation charge of $105,951, which is equal to the aggregate fair value of the common shares issued as settlement for the repriced options. The one-time compensation charge is reflected in loss from discontinued operations for the year ended December 30, 2000.

     All incentive stock options outstanding at the time of the sale of the Company's Softboard operations were forfeited and canceled.

MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  SHAREHOLDERS' EQUITY (CONTINUED)

     INCENTIVE STOCK OPTION PLAN (CONTINUED)
     The Company has computed for pro forma disclosure purposes the value of all options granted during 1999 using the Black-Scholes pricing model as prescribed by SFAS No. 123. The value of options granted during 2000 was not calculated as all options granted during 2000 were also canceled during 2000. The following assumptions were used to calculate the valuation of options granted during 1999:


Risk-free interest rate                                                                               6.36%
Expected dividend yield                                                                                  0%
Expected lives                                                                                    4.5 years
Expected volatility                                                                                    117%

     Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would be zero for the year ended December 30, 2000 and $292,462 for the year ended January 1, 2000. Such amounts would be amortized over the vesting period of the options.

     Accordingly, under SFAS No. 123, the Company's net loss and loss per share for the year ended January 1, 2000 would have been changed to the pro forma amounts indicated below:


Net loss                                                                    As reported         $(2,030,483)
                                                                            Pro forma            (2,173,162)

Basic and diluted net loss per share                                        As reported                (.50)
                                                                            Pro forma                  (.54)

     The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net loss and net loss per share for future years, because options vest over several years and additional awards generally are made each year.

     COMMON STOCK WARRANTS
     In connection with its initial public offering in 1995, the Company issued 110,000 warrants to purchase shares of Common Stock at an exercise price of $7.20 per share; such warrants expired during 2000. In addition, in connection with a common stock purchase agreement on March 16, 1998 the Company issued 260,000 warrants to purchase shares of common stock at an exercise price of $6.75 per share. Such warrants may be exercised beginning March 1999 and expire in March 2001.

     On October 15, 1999 the Company issued a warrant to certain of its debt holders to purchase 20,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. In accordance with the terms of the warrant, the holder, in lieu of exercising the warrant, has the

MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  SHAREHOLDERS' EQUITY (CONTINUED)

     COMMON STOCK WARRANTS (CONTINUED)
     option to convert the warrant into a number of shares to be determined based on a formula which considers the difference between the fair market value of the Company's Common Stock at the time of conversion and the exercise price of the warrant. The fair value of the warrants determined utilizing the Black-Scholes pricing model at the time of issuance is immaterial. The warrant expires in October 2003.

     In connection with the a Subordinated Promissory Note agreement entered into on June 30, 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The fair value of the warrants determined using the Black-Scholes pricing model at the time of issuance was $357,418 and was recorded as a debt discount upon issuance (see Note
     7). The warrants expire on June 30, 2005.

     COMMON STOCK GRANTS
     In June 2000, the Company granted 14,000 shares of common stock to certain of its employees. As a result, the Company recorded a one-time compensation charge of $3,500, which is equal to the aggregate fair value of the common shares granted. The one-time compensation charge is reflected in loss from discontinued operations for the year ended December 30, 2000.


11.  EXPORT SALES

     Export sales aggregated $804,000 and $665,000 in 2000 and 1999, respectively. Such export sales were made to customers in the following countries:


                                                                                      2000              1999
        China                                                                          $ 139,000         $ 150,000
        Japan                                                                            210,000           111,000
        United Kingdom                                                                   166,000           182,000
        Other                                                                            289,000           222,000
                                                                                 ----------------  ----------------

                                                                                       $ 804,000         $ 665,000
                                                                                 ================  ================


MICROFIELD GRAPHICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.  COMMITMENTS AND CONTINGENCIES

     During February 2000, the Company was named in a class action lawsuit, ADAIR V. MICROFIELD GRAPHICS, INC. ET ANO., 00 Civ. 0629 (MBM), United States District Court Southern District of New York. The complaint alleges that the Company and its Chief Executive Officer issued a series of false and misleading statements concerning, among other things, the Company's purchase agreement with 3M. The complaint alleges that, as a result of these allegedly material misstatements and omissions, the Company's stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999 and requests that damages be determined at trial. The Company denies the allegations and intends to vigorously defend itself; however, the ultimate outcome of the litigation is presently indeterminable.