Form 10KSB/A
period 2000-12-30
MICROFIELD GRAPHICS INC /OR
filed 2001-04-27
CIK 944947

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 1O-KSB/A

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

The index to exhibits appears on page 12 of this document.

The number of shares outstanding of the Registrant's Common Stock as of December 30, 2000 was 4,597,066 shares.

Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                            MICROFIELD GRAPHICS, INC.

                                FORM 10-KSB INDEX

                                     PART I

                                                                                                   PAGE
         Item 1.  Description of Business                                                             4

         Item 2.  Description of Property                                                             4

         Item 3.  Legal Proceedings                                                                   4

         Item 4.  Submission of Matters to a Vote of Security Holders                                 5

                                     PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters                            5

         Item 6.  Management's Discussion and Analysis of Financial Condition or
                  Plan of Operation                                                                   6

         Item 7.  Financial Statements                                                                7

         Item 8.  Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosures                                                           7

                                    PART III

         Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act                          8
                      (newly filed material)

        Item 10.  Executive Compensation                                                              8
                      (newly filed material)

        Item 11.  Security Ownership of Certain Beneficial Owners and Management                      9
                      (newly filed material)

        Item 12.  Certain Relationships and Related Transactions                                     11
                      (newly filed material)

        Item 13. Exhibits and Reports on Form 8-K                                                    12


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

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and positions of the Company's executive officers and directors are as follows:


NAME                       AGE      CURRENT POSITION(S) WITH COMPANY
------------------------------------------------------------------------------------------------
John B. Conroy             62       Chairman of the Board, President and Chief Executive Officer
Michael W. Stansell        58       Director
Herbert S. Shaw            65       Director
Robert Jesenik             41       Director
Dennis Wade                46       Director

There is no family relationship among any of the directors or executive officers of Microfield.

JOHN B. CONROY joined Microfield in May 1986 and was appointed President and elected a Director that same month. Mr. Conroy was designated President and Chief Executive Officer by the Board of Directors in January 1987, and appointed Chairman of the Board of Directors in June 1996. He served as President until April 2000 and was appointed to that position again in October 2000. Mr. Conroy previously held executive management positions with a number of computer industry companies, has served as a director of several, and holds a Bachelor of Science in electrical engineering from New York University.

HERBERT S. SHAW was appointed to the Board of Directors in June 1997. Mr. Shaw has been the Managing Partner of NorCrest Ltd. and Chairman of NorCrest Capital Management LLC, an investment banking company, since January 1996. From February 1992 to December 1995 Mr. Shaw was the President and CEO of the Laughlin Group, a financial services and investment group of companies.

MICHAEL W. STANSELL is Operations Manager, Technology Division, of PolyVision Corporation, a position he has held since October 2000. Prior to that he served as President and Chief Operating Officer of Microfield from April 2000 until October 2000. Prior to that he served with Microfield as Director of Manufacturing from November 1985 to January 1987 and Vice President, Operations, from January 1987 until April 2000. Mr. Stansell was a division manufacturing manager, among other positions, at Tektronix Corporation from August 1965 through October 1985. He was appointed to the Board of Directors in April 2000.

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

Section 16(a) of the Exchange Act requires Microfield's directors, executive officers and persons who beneficially own more than ten percent of the outstanding Common Stock to file with the Securities and Exchange Commission certain reports with respect to each person's beneficial ownership of Microfield's equity securities. Officers, directors and greater than ten percent shareholders are also required to furnish Microfield with copies of all forms they file under this regulation. Based solely upon a review of the copies of these reports and certain representations of these persons, Microfield believes that, during 2000, all executive officers, directors and greater than 10% shareholders have complied with the applicable reporting requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named officers") for fiscal years 2000, 1999, and 1998.

                           SUMMARY COMPENSATION TABLE





                                                                                Long Term
                                                                                Compensation
                                                                                Awards
                                                  Annual Compensation           -----------
                                          ----------------------------------     Securities
                                                                                 Underlying            All Other
                                           Fiscal                                  Options           Compensation
                                            Year     Salary($)      Bonus($)         (#)             ($)       (1)
                                          ----------------------------------   ----------------      -------------
John B. Conroy
         Chairman of the Board of           2000     183,023         81,818           --                   --
         Directors, and Chief               1999     185,192           --          100,000                 --
         Executive Officer                  1998     219,154           --           75,000

Michael W. Stansell (2)
         Director                           2000     102,413         18,182           --                   --
                                            1999      89,611           --             --                   --
                                            1998      95,676           --             --                   --

(1) The aggregate amount of perquisites and other personal benefits was less than either $50,000 or 10% of the total of the annual salary and bonus reported for each of the named officers.

(2) Mr. Stansell ceased to be an officer of the Company in October 2000.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to the named officers in fiscal 2000.

OPTION EXERCISES IN LAST FISCAL YEAR

The following table provides information concerning the exercise of options during fiscal 2000 and unexercised options held as of the end of the fiscal year with respect to the named officers.


                                                                     Number of Securities           Value of
                                                                           Underlying             Unexercised
                                                                       Unexercised Options        In-The-Money
                                  Shares                 Value           At FY End (#)         Options At FY-End
                               Acquired on              Realized          Exercisable/         ($) Exercisable/
Name                             Exercise                 $(1)           Unexerciseable          Unexerciseable
------------------           ------------------      --------------    -------------------    --------------------

John B. Conroy . . . . . . .    190,000                 5,700                 0/0                      0/0
Michael W. Stansell. . . . .    117,000                 3,510                 0/0                      0/0



(1) Market value of the underlying securities at exercise date, $0.250 per share, minus exercise price of $0.220 per share.


DIRECTOR COMPENSATION

The 1995 Stock Incentive Plan provides for the automatic grant of an option to purchase 10,000 shares of Common Stock to each person who becomes a non-employee director of Microfield after April 24, 1996, provided that the person has not previously served as a director of Microfield. A "non-employee director" is a director who is not an employee of Microfield or any of its subsidiaries. The plan also provides for the grant of an automatic option to purchase an additional 3,000 shares of Common Stock to each incumbent non-employee director who continues in office as a non-employee director following an annual meeting of shareholders, starting with the 1997 Annual Meeting. Messrs. Jesenik and Wade are directors in their capacity as representatives of JMW Capital Partners, Inc. and as such have not been granted options.

Directors do not receive any fees for serving on Microfield's Board of Directors or any committee thereof, but are reimbursed for reasonable expenses incurred in attending meetings.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of April 20, 2001 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director or nominee for director of the Company. (iii) each of the named officers and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them. As of April 20, 2001 John B. Conroy, Michael W. Stansell, Herbert S. Shaw (collectively, the "Executives"), Steelcase Inc. and the Company were parties to a Share Ownership, Voting and Right of First Refusal Agreement dated March 19, 1998 (the "Voting Agreement"). Under the Voting Agreement, Steelcase and the Executives are obligated to vote their shares of Common Stock to elect certain individuals to the Board of Directors of the Company, including one individual designated by Steelcase (James B. Keane, Steelcase's original designee, resigned on February 17, 2000 and Steelcase has not identified a replacement for his seat), Mr. Conroy and three independent directors as directed by majority of the Board of Directors. With regard to matters other than the election of directors, Steelcase has agreed to vote all of its shares of Common Stock that it may own in excess of 610,000 shares in direct proportion of the votes of all outstanding shares of Common Stock. Each party to the Voting Agreement is deemed the beneficial owner of the shares of Common Stock beneficially owned by each other party to the Voting Agreement.


                                                                                      Common Stock
---------------------------------------------------------------------------------------------------------------

     Five Percent Shareholders, Directors,                                       Shares           Approximate
    Director Nominees and Certain Executive                                   Beneficially        Percentage
                    Officers                                                    Owned (1)            Owned
---------------------------------------------------------------------------------------------------------------
Steelcase Inc. (2)..................................................           1,276,081                27.8%
         PO Box 1967
         Grand Rapids, MI 49501-1967

JMW Capital Partners, Inc. (4)......................................           2,066,000                44.9%
         8201 SE 17th Avenue
         Portland, OR 97202

John B. Conroy (2)(3) ..............................................           1,276,081                27.8%

Michael W. Stansell  (2)(3).........................................           1,276,081                27.8%

Robert Jesenik (4)..................................................           2,066,000                44.9%

Dennis Wade (4).....................................................           2,066,000                44.9%

Herbert S. Shaw (2)(3)..............................................           1,276,081                27.8%

All directors and executive officers as a group.....................           3,342,081                27.8%
                                            (5 persons)

-------------------------

(1) Shares to which the person or group has the right to acquire within 60 days after April 20, 2001 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(2) Includes 794,445 shares held by Steelcase Inc.; 239,000 shares held by Mr. Conroy and 87,033 shares held jointly by Mr. Conroy and Mr. Conroy's wife; 139,603 shares held by Mr. Stansell; and 16,000 shares held by Mr. Shaw.

(3) The address of Messrs. Conroy, Stansell, and Shaw, is c/o Microfield Graphics, Inc., 16112 SW 72nd Avenue, Portland, Oregon 97224.

(4) Includes warrants to purchase 2,066,000 shares exercisable within 60 days after April 20, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 19, 1998 the Company signed a common stock purchase agreement with Steelcase under which Steelcase purchased 350,000 shares of the Company's common stock and a warrant for $2,012,500 in cash. The warrant gives Steelcase the right to purchase an additional 260,000 shares of the Company's common stock at $6.75 per share. The warrant expired on March 19, 2001. Pursuant to the terms of the common stock purchase agreement, James P. Keane, an officer of Steelcase, was elected to the Company's Board of Directors. Mr. Keane resigned in March 2000. Steelcase has not designated any person to replace him. In addition, Microfield, Steelcase and certain directors and executive of Microfield entered a Share Ownership, Voting and Right of First Refusal Agreement ("Voting Agreement") pursuant to which the parties agreed to vote their shares of common stock to elect certain individuals to the Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management." On March 26, 1999 Microfield sold Steelcase an additional 444,445 shares of the Company's common stock pursuant to a common stock purchase agreement for $1,000,000 in cash.

On October 22, 1998, pursuant to an executive loan program authorized by the Board of Directors, John B. Conroy borrowed money from Microfield in order to exercise options for 45,000 shares of the Company's common stock. The transaction resulted in a note due Microfield from Mr. Conroy in the amount of $78,750, with interest at 6% per year, due on October 22, 2003.

On June 30, 2000, the Company issued a Subordinated Promissory Note to JMW Capital Partners, Inc. ("JMW") pursuant to which the Company borrowed $400,000 from JMW. The outstanding principal balance of the promissory note and all accrued and unpaid interest was due on the earlier of (i) June 30, 2005 or (ii) demand by holder made at any time after June 30, 2003. In connection with this Subordinated Promissory Note, the Company issued to JMW two stock warrants each to purchase 1,033,000 shares of the Company's common stock at a price of $0.50 per share and $0.38722 per share, respectively. The warrants are exercisable until June 30, 2005. The aggregate estimated fair value of the warrants, as determined using the Black-Scholes pricing model, of $357,418 was recorded as a debt discount and was to be amortized over the three-year term of the related debt. Amortization of the discount is included in interest expense on the income statement. On December 24, 2000, the Company repaid the Subordinated Promissory Note. As a result of the debt retirement, the Company recorded a loss on early extinguishment of $297,848, which was equal to the unamortized discount on the date of retirement.

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

Dated:   April 27, 2001

                                     MICROFIELD GRAPHICS, INC.

                                     By: /s/ JOHN B. CONROY
                                     ----------------------
                                     John B. Conroy
                                     Chief Executive Officer
                                     (Principal Executive and Financial Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title

/s/ JOHN B. CONROY                  Chairman of the Board, Chief Executive
----------------------------        Officer and Financial Officer
John  B. Conroy                     Date:  April 27, 2001

/s/ HERBERT S. SHAW                 Director
---------------------------
Herbert S. Shaw                     Date:  April 27, 2001

/s/ MICHAEL W. STANSELL             Director
---------------------------
Michael W. Stansell                 Date:  April 27, 2001


/s/ ROBERT JESENIK                  Director
---------------------------
Robert Jesenik                      Date:  April 27, 2001

/s/ DENNIS WADE                     Director
---------------------------
Dennis Wade                         Date:  April 27, 2001

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