Form 10QSB
period 2001-03-31
MICROFIELD GRAPHICS INC /OR
filed 2001-05-15
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________
          Commission File Number : 0-26226

MICROFIELD GRAPHICS, INC.
(Exact name of small business issuer as specified in its charter)

Oregon	93-0935149

(State or other jurisdiction	(I. R. S. Employer
of incorporation or organization)	Identification No.)

P. O. Box 23968
Portland, Oregon 97281
(Address of principal executive offices and zip code)
(503) 968-4607
(Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☒  No ☐

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2001 was 4,596,066 shares.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

MICROFIELD GRAPHICS, INC.

FORM 10-QSB

MICROFIELD GRAPHICS, INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 30,
	2001	2000
	(unaudited)
Current assets:
Cash and cash equivalents	$709,264	$830,634
Accounts receivable, net	9,403	99,392
Prepaid expenses and other	34,324	48,337
Total current assets	752,991	978,363

Other assets	10,267	10,267
	$763,258	$988,630

Current liabilities:
Accounts payable	$90,255	$86,917
Accrued payroll and payroll taxes	7,508	8,020650
Accrued liabilities	54,612	219,336
Total liabilities	152,375	314,273

Shareholders’ equity:
Common stock, no par value, 25,000,000 shares authorized, 4,596,066 and 4,597,066 shares issued and outstanding, respectively	15,757,643	15,758,279
Accumulated deficit	(15,146,760)	(15,083,922)
Total shareholders’ equity	610,883	674,357

	$763,258	$988,630

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended
	March 31,	April 1
	2001	2000
	(unaudited)	(unaudited)

Sales	$-	-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Research and development	-	-
Marketing and sales	-	-
General and administrative	116,614	54,000

Loss from operations	(116,614)	(54,000)

Other income (expense)
Interest income (expense), net	8,776	(4,001)
Other income, net	45,000	—

Loss before provision for income taxes	(62,838)	(58,001)
Provision for income taxes	—	—

Loss from continuing operations	$(62,838)	(58,001)

Discontinued Operations:
Loss on discontinued SoftBoard operations	—	(97,082)

Net loss income	$(62,838)	(155,083)

Basic and Diluted net loss per share from continuing operations	(.01)	(.01)

Basic and diluted net loss per share	$(.01)	(.04)

Shares used in per share calculations
Basic and diluted	4,596,066	4,029,489

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,	April 1,
	2001	2000
Cash Flows From Operating Activities:
Net loss	$(62,838)	$(155,083)
Add :
Loss from discontinued SoftBoard operations	--	97,082
Loss from continuing operations	(62,838)	(58,001)

Changes in assets and liabilities:
Accounts receivable	89,989	(153,791)
Prepaid expenses and other	14,013	(48,965)
Accounts payable	3,338	139,707
Accrued payroll and payroll taxes	(512)	(1,700)
Accrued liabilities	(164,724)	47,952
Net cash used by operating activities	(120,734)	(74,798)

Net cash used by discontinued operations	—	(27,459)

Net cash used by operating activities	(120,734)	(102,257)

Cash flows from investing activities:
Acquisition of property and equipment	—	(3,905)
Other long-term assets	—	45,192

Net cash provided by investing activities	—	41,287

Cash flows from financing activities:
Payments on equipment line of credit	—	(52,455)
Proceeds from operating line of credit	—	149,543
Payments to repurchase common stock	(636)	—

Net cash (used) provided by financing activities	(636)	97,088

Net (decrease) increase in cash and cash equivalents	(121,370)	36,118

Cash and cash equivalents, beginning of period	830,634	113,041
Cash and cash equivalents, end of period	$709,264	$149,159

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the “Company”) for the three months ended March 31, 2001 and April 1, 2000 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  The financial information as of December 30, 2000 is derived from the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 30, 2000.  In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 29, 2001.  The Company’s last fiscal year was the 52-week period ended December 30, 2000. The Company’s first fiscal quarters in fiscal 2001 and 2000 were the 13-week periods ended March 31, 2001 and April 1, 2000, respectively.

2.  Discontinued Operations

On September 7, 2000, the Company entered into a definitive agreement with Greensteel, Inc. (Greensteel), a wholly-owned subsidiary of PolyVision Corporation, for the sale of substantially all of the Company’s assets used in the SoftBoard operations.  The terms of the asset sale called for Greensteel to pay the Company up to $3,500,000, with $2,000,000 payable at the closing of the transaction and up to an additional $1,500,000 in contingent earn-out payments based on net sales of the Company’s SoftBoard products over a five-year period beginning one year from the date of disposition.  The Company retained cash, accounts receivable and the majority of the outstanding liabilities.  Shareholders approved the agreement and the transaction was finalized on October 24, 2000 and resulted in a gain of $1,221,852.

As a result of shareholder approval of the Greensteel agreement, discontinued operations accounting treatment has been applied to the SoftBoard operation.  Accordingly, the net loss incurred from the SoftBoard operations is reported in loss from discontinued operations for all periods presented to reflect the reclassification of these operations as discontinued.  Also, cash flows from the SoftBoard operations are reported as “net cash used by discontinued operations” whether associated with operating, investing or financing activities.

Revenues from discontinued SoftBoard operations were $ 841,155 for the 3 months ended April 1, 2000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Prior to October 24, 2000 Microfield Graphics, Inc. (the “Company”) developed, manufactured, and marketed computer conferencing and telecommunications products that facilitate group communications. The Company’s product lines consisted of a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems sold under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories.  Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color and utilized proprietary technology that had been owned by the Company.

On October 24, 2000 the assets of the Company that were utilized in operating the SoftBoard business  were sold to Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation.  The Company has not been engaged in continuing operations since that date.  The Company is exploring entering into new lines of business through specific strategic acquisitions.  While the Company has no current agreements with respect to any acquisition, it is actively exploring acquisition transactions.

RESULTS OF OPERATIONS

As of October 24, 2000, the Company sold its SoftBoard operations to Greensteel, Inc.  The financial data presented in the Company’s financial statements has been retroactively reclassified to present the SoftBoard operations as discontinued operations for the three month periods ended March 31, 2001, and April 1, 2000.  Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses have been presented as they are not representative of the Company’s current activities.  The Company has no ongoing operations at March 31, 2001.

During the quarter ended March 31, 2001, the Company received $45,000 for providing certain management consulting services. This amount is reflected as other income in the March 31, 2001 consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At March 31, 2001 the Company had working capital of $600,616 and its principal source of liquidity consisted of $709,264 in cash and cash equivalents.  Accounts receivable decreased $90,000 to $9,000 at March 31, 2001 from $99,000 at December 30, 2000. Accounts payable increased  $3,000 to $90,000 at March 31, 2001 compared to $87,000 at December 30, 2000.

The Company has no commitments for capital expenditures in material amounts.

The Company was incorporated in Oregon in 1986. The Company’s executive offices are located at 7324 SW Durham Rd, Portland, OR  97224.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In February 2000, the Company was named in a class action lawsuit,  Adair v. Microfield Graphics, Inc. Et ano., 00 Civ. 0629 (MBM), United States District Court Southern District of New York.  The complaint alleges that the Company and its Chief Executive Officer issued a series of false and misleading statements concerning, among other things, the Company’s purchase agreement with 3M.  The complaint alleges that, as a result of these allegedly material misstatements and omissions, the Company’s stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999 and requests that damages be determined at trial.  The Company denies the allegations and intends to vigorously defend itself.  However, the ultimate outcome of the litigation is presently undeterminable.

Item 6.  Exhibits and Reports on Form 8-K

             (a) The exhibits filed as part of this report is listed below:

                           No exhibits are filed herewith.

             (b) Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 15, 2001

MICROFIELD GRAPHICS, INC.

By: /s/ JOHN B. CONROY
John B. Conroy
Chief Executive Officer
(Principal Executive and Financial Officer)