Form 10QSB
period 2001-06-30
MICROFIELD GRAPHICS INC /OR
filed 2001-08-10
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 1O-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
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

Yes ☒    No☐

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001 was 4,596,066 shares.

Transitional Small Business Disclosure Format (check one):  Yes☐    No ☒

MICROFIELD GRAPHICS, INC.

FORM 10-QSB

MICROFIELD GRAPHICS, INC.

CONSOLIDATED BALANCE SHEET

	June 30,	December 30,
	2001	2000

	(unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$600,591	$830,634
Accounts receivable, net	6,291	99,392
Prepaid expenses and other	23,542	48,337

Total current assets	630,424	978,363

Other assets	10,267	10,267

	$640,691	$988,630

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Accounts payable	$37,591	$86,917
Accrued payroll and payroll taxes	4,246	8,020
Accrued liabilities	39,235	219,336

Total liabilities	81,072	314,273

Shareholders’ equity:
Common stock, no par value, 25,000,000 shares authorized, 4,596,066 and 4,597,066 shares issued and outstanding, respectively	15,757,643	15,758,279
Accumulated deficit	(15,198,024)	(15,083,922)

Total shareholders’ equity	559,619	674,357

	$640,691	$988,630

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$-	-	-	-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	-	-	-	-
Marketing and sales	-	-	-	-
General and administrative	89,925	54,000	206,540	108,000

Loss from operations	(89,925)	(54,000)	(206,540)	(108,000)

Other income (expense)
Interest income (expense), net	6,331	(37,180)	15,107	(41,181)
Other income, net	32,331	-	77,331	-

Loss before provision for
income taxes	(51,263)	(91,180)	(114,102)	(149,181)
Provision for income taxes	-	-	-	-

Loss from continuing operations	$(51,263)	(91,180)	(114,102)	(149,181)

Discontinued Operations:
Loss on discontinued SoftBoard operations	-	(244,909)	-	(341,991)

Net loss	$(51,263)	(336,089)	(114,102)	(491,172)

Basic and Diluted net loss per share from continuing operations	(.01)	(.02)	(.02)	(.04)

Basic and diluted net loss per share	$(.01)	(.08)	(.02)	(.12)

Shares used in per share calculations
Basic and diluted	4,596,066	4,160,025	4,596,442	4,160,025

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

 CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended

	June 30, 2001	July 1, 2000

Cash Flows From Operating Activities:
Net loss	$(114,102)	$(491,172)
Add :
Loss from discontinued SoftBoard operations	-	341,991

Loss from continuing operations	(114,102)	(149,181)

Changes in assets and liabilities:
Accounts receivable	93,101	(10,866)
Prepaid expenses and other	24,795	2,572
Accounts payable	(49,326)	136,696
Accrued payroll and payroll taxes	(3,774)	2,517
Accrued liabilities	(180,101)	(2,934)

Net cash used by operating activities	(229,407)	(21,196)
Net cash used by discontinued operations	-	(184,251)

Net cash used by operating activities	(229,407)	(205,447)

Cash flows from investing activities:
Acquisition of property and equipment	-	(3,905)
Other long-term assets	-	31,960

Net cash provided by investing activities	-	28,055

Cash flows from financing activities:
Payments on equipment line of credit	-	(52,455)
Payments on operating line of credit	-	(74,806)
Proceeds from long term note	-	400,000

Proceeds from exercise of common stock options and warrants	-	13,000
Payments to repurchase common stock	(636)	-

Net cash (used) provided by financing activities	(636)	285,739

Net (decrease) increase in cash and cash equivalents	(230,043)	108,347

Cash and cash equivalents, beginning of period	830,634	113,041

Cash and cash equivalents, end of period	$600,591	$221,388

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1           Basis of Presentation

The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the “Company”) for the three and six months ended June 30, 2001 and July 1, 2000 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  The financial information as of December 30, 2000 is derived from the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 30, 2000.  In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 29, 2001.  The Company’s last fiscal year was the 52-week period ended December 30, 2000. The Company’s second fiscal quarters in fiscal 2001 and 2000 were the 13-week periods ended June 30, 2001 and July 1, 2000, respectively.

 2.         Discontinued Operations

On September 7, 2000, the Company entered into definitive agreement with Greensteel, Inc. (Greensteel), a wholly-owned subsidiary of PolyVision Corporation, for the sale of substantially all of the Company’s assets used in the SoftBoard operations.  The terms of the asset sale called for Greensteel to pay the Company up to $3,500,000, with $2,000,000 payable at the closing of the transaction and up to an additional $1,500,000 in contingent earn-out payments based on net sales of the Company’s SoftBoard products over a five-year period.  The Company retained cash, accounts receivable and the majority of the outstanding liabilities.  Shareholders approved the agreement and the transaction was finalized on October 24, 2000.

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

 Revenues from discontinued SoftBoard operations were $ 1,523,462 for the six months ended July 1, 2000.

3.          New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issues FASB Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.  FAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach.  Upon adoption of FAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired.  Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease.  The adoption date for the Company will be January 1, 2002.  The Company has not yet determined what the impact of FAS 142 will be on the Company’s results of operations and financial position.

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations.  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interest method will be prohibited.  The Company expects to adopt this statement during the third quarter of fiscal 2001.  Management does not believe that SFAS No. 141 will have a material impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

As of October 24, 2000, the Company sold its SoftBoard operations to Greensteel, Inc.  The financial data presented in the Company’s financial statements has been retroactively reclassified to present the SoftBoard operations as discontinued operations for the three and six month periods ended June 30, 2001, and July 1, 2000.  Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses have been presented as they are not representative of the Company’s current activities.

The Company’s general and administrative expenses declined approximately 23% from the first quarter to the second quarter of 2001.  The decline was primarily due to decreased expenditures for the Company in regard to the transition period related to the October 24, 2000 sale.

Other income declined from the first quarter to the second quarter of 2001 by approximately 28%. Other income during the first quarter of 2001 consisted of $45,000 in consulting fees earned as a result of an agreement between the Company and Christenson Electric, Inc, and interest income earned in the amount of $ 8,776.  The Christenson agreement was discontinued effective April 30, 2001.  Other income during the second quarter of 2001 consisted primarily of approximately $17,000 of disputed accounts payable issues that were resolved in the Company’s favor, interest income in the sum of $6,331, and $15,000 in consulting fees from Christenson Electric, Inc., as discussed above.  It is anticipated that other income during the third quarter of 2001 will consist primarily of interest income.

The Company has no ongoing operations at June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At June 30, 2001 the Company had working capital of approximately $549,352 and its principal source of liquidity consisted of $600,591 in cash and cash equivalents.  Accounts receivable decreased $93,000 to $6,000 at June 30, 2001 from $99,000 at December 30, 2000. Accounts payable decreased  $49,000 to $38,000 at June 30, 2001 compared to $87,000 at December 30, 2000.  The Company believes that its cash and cash equivalents are sufficient to sustain its business for the remainder of the year.

The Company has no commitments for capital expenditures in material amounts.

The Company was incorporated in Oregon in 1986. The Company’s executive offices are located at 7324 SW Durham Rd, Portland, OR  97224.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On January 28, 2000, a class action complaint, Adair v. Microfield Graphics, Inc. Et ano., 00 Civ. 0629 (MBM), was filed against the Company in United States District Court Southern District of New York.  The complaint alleges that the Company and its Chief Executive Officer issued false and misleading statements concerning the Company’s purchase agreement with 3M.  The complaint alleges that, as a result of these allegedly material misstatements and omissions, the Company’s stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999 and requests that damages be determined at trial.  The Company denies the allegations and intends to vigorously defend itself.

In April 2000, the Company filed a motion to transfer venue of the action to the District of Oregon. The Company’s motion was granted on November 14, 2000. On July 13, 2001, the United States District Court for the District of Oregon entered a Preliminary Order providing for, among other things, a fairness hearing by the Court to be held on September 24, 2001 to consider the  proposed settlement arrived at by the Company, its Chief Executive Officer, and the lead plaintiffs. The proposed settlement provides that all claims asserted in the action be dismissed and settled, subject to final Court approval. Under the proposed settlement, the Company and its Chief Executive Officer deny liability and any and all wrongdoing. The proposed settlement provides for the payment of $455,000 in full, complete, and final settlement of any and all claims. The Company’s Directors and Officers insurance coverage provides for liability coverage up to $4,000,000 and is expected to cover the full amount of the proposed settlement.

Item 6.  Exhibits and Reports on Form 8-K

             (a) The exhibits filed as part of this report is listed below:

                           No exhibits are filed herewith.

             (b) Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2001
MICROFIELD GRAPHICS, INC.

By: /s/ JOHN B. CONROY

John B. Conroy
Chief Executive Officer
(Principal Executive and Financial Officer)