Form 10QSB
period 2001-09-29
MICROFIELD GRAPHICS INC /OR
filed 2001-11-13
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Yes   ☒   No   ☐

The number of shares outstanding of the Registrant's Common Stock as of September 29, 2001 was 4,596,066 shares.

Transitional Small Business Disclosure Format (check one):  Yes   ☒   No   ☐

MICROFIELD GRAPHICS, INC.

FORM 10-QSB

MICROFIELD GRAPHICS, INC.

CONSOLIDATED BALANCE SHEET

	September 29,	December 30,
	2001	2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$552,681	$830,634
Accounts receivable, net	6,291	99,392
Prepaid expenses and other	11,218	48,337
Total current assets	570,190	978,363

Other assets	10,267	10,267
	$580,457	$988,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,896	$86,917
Accrued payroll and payroll taxes	7,916	8,020
Accrued liabilities	34,728	219,336
Total liabilities	77,540	314,273

Shareholders’ equity:
Common stock, no par value, 25,000,000 shares authorized, 4,596,066 and 4,597,066 shares issued and outstanding, respectively	15,757,643	15,758,279
Accumulated deficit	(15,254,726)	(15,083,922)
Total shareholders’ equity	502,917	674,357

	$580,457	$988,630

The accompanying notes are an integral part of these consolidated financial statements.

 MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Research and development	-	-	-	-
Marketing and sales	-	-	-	-
General and administrative	82,947	54,000	289,487	162,000

Loss from operations	(82,947)	(54,000)	(289,487)	(162,000)

Other income (expense)
Interest income (expense), net	4,342	(13,674)	19,449	(30,301)
Other income, net	-	12,304	77,331	35,274

Loss before provision for income taxes	(78,605)	(55,370)	(192,707)	(157,027)
Provision for income taxes	-	-	-	-

Loss from continuing operations	$(78,605)	$(55,370)	$(192,707)	$(157,027)

Discontinued Operations:
Loss on discontinued SoftBoard operations	-	(117,931)	-	(507,446)
Gain on sale of discontinued Softboard operations	21,903	-	21,903	-

Net loss	$(56,702)	$(173,301)	$(170,804)	$(664,473)

Basic and Diluted net loss per share from continuing operations	(.02)	(.01)	(.04)	(.03)

Basic and diluted net loss per share	(.01)	(.04)	(.04)	(.16)

Shares used in per share calculations
Basic and diluted	4,596,066	4,572,793	4,596,316	4,286,832

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 29,	September 30,
	2001	2000
Cash Flows From Operating Activities:
Net loss	$(170,804)	$(664,473)
Add (deduct):
Loss from discontinued SoftBoard operations	-	507,446
Gain on sale of discontinued SoftBoard operations	(21,903)	-
Loss from continuing operations	(192,707)	(157,027)

Changes in assets and liabilities:
Accounts receivable	93,101	(137,395)
Prepaid expenses and other	37,119	8,534
Accounts payable	(52,021)	131,468
Accrued payroll and payroll taxes	(104)	(4,213)
Accrued liabilities	(184,608)	(10,801)
Net cash used by operating activities	(299,220)	(169,434)

Net cash provided (used) by discontinued operations	21,903	(280,399)

Net cash used by operating activities	(277,317)	(449,833)

Cash flows from investing activities:
Acquisition of property and equipment	-	(3,905)
Other long-term assets	-	14,473

Net cash provided by investing activities	-	10,568

Cash flows from financing activities:
Payments on equipment line of credit	-	(52,455)
Proceeds from operating line of credit	-	24,204
Proceeds from long term note	-	400,000
Proceeds from exercise of common stock options and warrants	-	13,000
Payments to repurchase common stock	(636)	-

Net cash (used) provided by financing activities	(636)	384,749

Net (decrease) increase in cash and cash equivalents	(277,953)	(54,516)

Cash and cash equivalents, beginning of period	830,634	113,041
Cash and cash equivalents, end of period	$552,681	$58,525

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the “Company”) for the three and nine months ended September 29, 2001 and September 30, 2000 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  The financial information as of December 30, 2000 is derived from the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 30, 2000.  In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 29, 2001.  The Company’s last fiscal year was the 52-week period ended December 30, 2000. The Company’s third fiscal quarters in fiscal 2001 and 2000 were the 13-week periods ended September 29, 2001 and September 30, 2000, respectively.

2.  Discontinued Operations

On September 7, 2000, the Company entered into definitive agreement with Greensteel, Inc., (“Greensteel”), a wholly-owned subsidiary of PolyVision Corporation, for the sale of substantially all of the Company’s assets used in the SoftBoard operations.  The terms of the asset sale called for Greensteel to pay the Company up to $3,500,000, with $2,000,000 payable at the closing of the transaction and up to an additional $1,500,000 in contingent earn-out payments based on net sales of the Company’s SoftBoard products over a five-year period.  A contingent earn-out payment in the amount of $21,903 was received during the third quarter of 2001.  The Company retained cash, accounts receivable and the majority of the outstanding liabilities.  Shareholders approved the agreement and the transaction was finalized on October 24, 2000.

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

Revenues from discontinued SoftBoard operations were $ 2,318,449 for the nine months ended September 30, 2000.

3.  New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issues FASB Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.  FAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach.  Upon adoption of FAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired.  Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease.  The adoption date for the Company will be January 1, 2002.  FAS 142 will have no impact on the Company’s results of operations and financial position.

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations.  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interest method will be prohibited.  The Company adopted this statement during the third quarter of fiscal 2001.  The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

As of October 24, 2000, the Company sold its SoftBoard operations to Greensteel, Inc.  The financial data presented in the Company’s financial statements has been retroactively reclassified to present the SoftBoard operations as discontinued operations for the three and nine month periods ended September 29, 2001, and September 30, 2000.  Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses have been presented as they are not representative of the Company’s current activities.

Three months and Nine months ended September 29, 2001 Compared with Three months and Nine months ended September 30, 2000

General and Administrative Expenses.  General and administrative expenses increased $127,000 (78%) to $289,000 for the nine months ended September 29, 2001 from $162,000 for the nine months ended September 30, 2000.  General and administrative expenses for the three and nine months ended September 30, 2000 have been retroactively reclassified to differentiate discontinued operations from continuing operations.  General and administrative expenses for the three months and nine months ended September 30, 2000 include only management compensation and benefits for the period.   General and administrative expenses for the three months and nine months ended September 29, 2001 include management compensation and benefits as well as the costs associated with continuing operations, consisting primarily of insurance, legal fees, and accounting fees.

Other Income (Expense).  Other income (expense) includes interest income, interest expense, and miscellaneous income.  Other income (expense) increased $92,000 (1840%) to $97,000 for the nine months ended September 29, 2001 from $5,000 for the nine months ended September 30, 2000. The increase is primarily due to the receipt of consulting fees earned, in the sum of $60,000, as a result of an agreement between the Company and Christenson Electric, Inc., and settlement of disputed vendor invoicing in the amount of $17,000.  The Christenson agreement was discontinued effective April 30, 2001.

The Company had no ongoing operations at September 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At September 29, 2001 the Company had working capital of  $492,650 and its principal source of liquidity consisted of $552,681 in cash and cash equivalents.  Accounts receivable decreased $93,000 to $6,000 at September 29, 2001 from $99,000 at December 30, 2000. Accounts payable decreased  $52,000 to $35,000 at September 29, 2001 compared to $87,000 at December 30, 2000.  The Company believes that its cash and cash equivalents are sufficient to sustain its business for the remainder of the year.

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

In April 2000, the Company filed a motion to transfer venue of the action to the District of Oregon. The Company’s motion was granted on November 14, 2000. On July 13, 2001, the United States District Court for the District of Oregon entered a Preliminary Order providing for, among other things, a fairness hearing by the Court, which was held on September 24, 2001, to consider the proposed settlement arrived at by the Company, its Chief Executive Officer, and the lead plaintiffs. The proposed settlement provides that all claims asserted in the action be dismissed and settled, subject to final court approval. Under the proposed settlement, the Company and its Chief Executive Officer deny liability and any and all wrongdoing. The proposed settlement provides for the payment of $455,000 in full, complete, and final settlement of any and all claims. As a result of the September 24, 2001 hearing, a final order has been issued and is pending distribution of the settlement.  The Company’s Directors and Officers insurance coverage provides for liability coverage up to $4,000,000 and is expected to cover the full amount of the proposed settlement.

Item 6.  Exhibits and Reports on Form 8-K

                (a) The exhibits filed as part of this report is listed below:

                                No exhibits are filed herewith.

                (b) Reports on Form 8-K

                                No reports on Form 8-K were filed during the quarter ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 13, 2001

MICROFIELD GRAPHICS, INC.

By:	/s/ JOHN B. CONROY
John B. Conroy
Chief Executive Officer
(Principal Executive and Financial Officer)