Form 10KSB
period 2001-12-29
MICROFIELD GRAPHICS INC /OR
filed 2002-03-29
CIK 944947

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 1O-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number : 0-26226

MICROFIELD GRAPHICS, INC.

(Exact name of small business issuer as specified in its charter)

Oregon	93-0935149
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
P.O. Box 23968 Portland, Oregon 97281
(Address of principal executive offices and zip code)
(503) 968-4607
(Issuer’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of voting stock held by non-affiliates of the registrant March 15, 2002 was $252,784 computed by reference to the average bid and asked prices as reported on the OTC Bulletin Board.

The index to exhibits appears on page11 of this document.

The number of shares outstanding of the Registrant’s Common Stock as of December 29, 2001 was 4,596,066 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MICROFIELD GRAPHICS, INC.

FORM 10-KSB INDEX

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

On October 24, 2000, the assets of the Company that were utilized in operating the SoftBoard business were sold to Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation.  The Company has not been engaged in on going operations since that date.  The Company is exploring entering into new lines of business through specific strategic acquisitions.  While the Company has no current binding agreements with respect to any acquisition, it is actively exploring acquisition transactions.

EMPLOYEES

As of December 29, 2001, the Company’s sole employee was John B. Conroy, Chief Executive Officer.

ITEM 2.  PROPERTIES

The Company does not own or lease any properties or facilities at this time.

ITEM 3.  LEGAL PROCEEDINGS

On January 28, 2000, a class action complaint, Adair v. Microfield Graphics, Inc. Et ano., was filed against the Company in United States District Court Southern District of New York.  The complaint alleged that the Company and its Chief Executive Officer issued a series of false and misleading statements concerning, among other things, the Company’s purchase agreement with 3M.  The complaint alleged that, as a result of these allegedly material misstatements and omissions, the Company’s stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999 and requests that damages be determined at trial.  The Company denied the allegations.

In April 2000, the Company filed a motion to transfer venue of the action to the District of Oregon.  The Company’s motion was granted on November 14, 2000.  On July 13, 2001, the United States District Court for the District of Oregon entered a Preliminary Order providing for, among other things, a fairness hearing by the Court, which was held on September 24, 2001, to consider the proposed settlement arrived at by the Company, its Chief Executive Officer, and the lead plaintiffs.  The court entered a final judgment approving the settlement on November 6, 2001, dismissing the case with prejudice.  The settlement provided that all claims asserted in the action be dismissed and settled.  Under the settlement, the Company and its Chief Executive Officer deny liability and any and all wrongdoing.  The settlement provided for the payment of $455,000 in full, complete, and final settlement of any and all claims.  Payment of the $455,000 was covered in full during fiscal 2001 by the Company’s Directors and Officers insurance provider.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders for the quarter ended December 29, 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MICG.”  The following table sets forth the high and low sales prices as reported by the OTC Bulletin Board for the periods indicated.

FISCAL 2000	LOW	HIGH
First Quarter	$1/8	$6/8
Second Quarter	1/8	5/8
Third Quarter	1/8	3/8
Fourth Quarter	1/8	1/4

FISCAL 2001	LOW	HIGH
First Quarter	$3/32	$9/32
Second Quarter	1/16	6/32
Third Quarter	1/32	5/32
Fourth Quarter	1/32	5/32

There were 161 shareholders of record and the Company believes approximately 300 beneficial shareholders at March 19, 2002.  There were no cash dividends declared or paid in fiscal years 2001 or 2000.  The Company does not anticipate declaring such dividends in the foreseeable future.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

OVERVIEW

Prior to October 24, 2000, the Company developed, manufactured, and marketed computer conferencing and telecommunications products that facilitate group communications.  The Company’s product lines consisted of a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems sold under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories.  Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color and utilized proprietary technology that had been owned by the Company.

On October 24, 2000, the assets of the Company that were utilized in operating the SoftBoard business were sold to Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation.  The Company has not been engaged in ongoing operations since that date.  The Company is exploring entering into new lines of business through specific strategic acquisitions.  While the Company has no current binding agreements with respect to any acquisition, it is actively exploring acquisition transactions.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  The following is a brief discussion of the more significant accounting policies and methods used by us.

In addition, Financial Reporting Release No. 61 (FRR 61) was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.  The Company has implemented the reporting requirements of FRR 61 for the year ended December 29, 2001.

General

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Income Taxes

The provision for income taxes for the years ended December 29, 2001 and December 30, 2000 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.  At December 29, 2001, the Company had available net operating loss carryforwards of approximately $14,976,636 for federal income tax purposes.  Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2004 to 2021.  Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995.  In addition, the Company had research and development credits aggregating $225,671 for income tax purposes at December 29, 2001.  Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2002 to 2020.

Results of Operations

As of October 24, 2000, the Company sold its SoftBoard operations to Greensteel, Inc.  The financial data presented in the Company’s financial statements has been retroactively reclassified to present the Softboard operations as discontinued operations for the periods ended December 29, 2001, and December 30, 2000.  Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses have been presented as they are not representative of the Company’s current activities.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At December 29, 2001 the Company had working capital of approximately $376,000 and its source of liquidity consisted of cash and cash equivalents.  The Company believes that it has sufficient cash to meet its liquidity requirements for at least the next 12 months.

Accounts receivable decreased $99,000 to $0 at December 29, 2001 from December 30, 2000.  The decrease was due to the Company’s change in operations.  As part of the sale of the SoftBoard operations, the Company retained all accounts receivable arising prior to October 24, 2000.  All outstanding receivables were either collected or deemed uncollectable at December 29, 2001.  The Company does not currently sell products or services and therefore no accounts receivable existed at December 29, 2001.

Accounts payable decreased $42,000 to $45,000 at December 29, 2001 compared to $87,000 at December 30, 2000.  The decrease is due to the Company’s change in operations.  The Company does not currently carry inventory, therefore,  all accounts payable relate to the Company’s general and administrative expenses.

Other accrued liabilities decreased $182,000 to $37,000 at December 29, 2001 compared to $219,000 at December 30, 2000.  The decrease is due to a reduction in accruals for bonuses, legal, and accounting expenses at December 29, 2001.

The terms of the asset sale relating to the Company’s Softboard business called for Greensteel to pay the Company up to $3,500,000, with $2,000,000 payable at the closing of the transaction and up to $1,500,000 in contingent earn-out payments based on net sales of the Company’s Softboard products over a five-year period.  A contingent earn-out payment in the amount of $21,903 was received during the third quarter of 2001.

The Company has no commitments for capital expenditures in material amounts.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB 133” (“SFAS 138”). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137 – “Accounting for Derivative Instruments and Hedging Activities” – (“SFAS 137”). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities”. SFAS 133 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 30, 2000. The Company adopted SFAS 133, 137 and 138 for its fiscal year beginning December 1, 2000. The Company does not currently have any derivative instruments nor does it participate in hedging activities, and therefore the adoption of these standards did not have any impact on its financial statements or results of operations.

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

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.  FAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach.  Upon adoption of FAS 142, goodwill and certain other intangible assets should be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired.  The adoption date for the Company will be January 1, 2002.  FAS 142 will have no impact on the Company’s results of operations and financial position.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the fiscal year beginning January 1, 2003.  SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB. No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associates with that Statement.  SFAS No. 144 will be effective for the fiscal year beginning January 1, 2002.  The Company does not anticipate that the adoption of SFAS No. 143 and SFAS No. 144 will have a material impact on its financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included in this report as follows:

Microfield Graphics, Inc.

Consolidated Financial Statements

December 29, 2001 and December 30, 2000

Report of Independent Accountants

To the Board of Directors and Shareholders of

Microfield Graphics, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Microfield Graphics, Inc. and its subsidiary at December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from continuing operations and has experienced negative cash flows from continuing operating activities.  Additionally, the Company has no on-going operations.  Such matters raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 4 to the financial statements, as of October 24, 2000, the Company disposed of its Softboard operations. The accompanying consolidated statements of operations and of cash flows present the Softboard operations as discontinued operations for each of the two years in the period ended December 29, 2001.  Accordingly, as of October 24, 2000 and through December 29, 2001, the Company has no ongoing operations.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 29, 2002

Microfield Graphics, Inc.

Consolidated Balance Sheet

December 29, 2001 and December 30, 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$473,118	$830,634
Accounts receivable, net (Note 2)	—	99,392
Prepaid expenses and other	—	48,337

Total current assets	473,118	978,363

Other assets	14,992	10,267

	$488,110	$988,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,320	$86,917
Accrued payroll and payroll taxes	15,524	8,020
Other accrued liabilities	36,631	219,336

Total current liabilities	97,475	314,273

Commitments and contingencies	—	—

Shareholders' equity (Note 7):
Common stock, 25,000,000 shares authorized, 4,596,066 and 4,597,066 shares issued and outstanding, respectively	15,757,643	15,758,279
Accumulated deficit	(15,367,008)	(15,083,922)
Total shareholders' equity	390,635	674,357

	$488,110	$988,630

The accompanying notes are an integral part of the consolidated financial statements.

Microfield Graphics, Inc.

Consolidated Statements of Operations

For the Years Ended December 29, 2001 and December 30, 2000

	2001	2000
Net sales	$—	$—
Cost of goods sold	—	—

Gross profit	—	—

Operating expenses:
General and administrative	396,851	185,395

Loss from operations	(396,851)	(185,395)

Other income:
Interest income (expense), net	21,864	(53,898)
Other income, net	82,056	32,170

Net loss from continuing operations	(292,931)	(207,123)

Discontinued operations
Loss on discontinued operations	(12,058)	(800,112)
Gain on sale of discontinued operations	21,903	1,221,852

Net (loss) income before extraordinary item	(283,086)	214,617

Extraordinary item:
Loss on early debt extinguishment	—	(297,848)

Net loss	$(283,086)	$(83,231)

Basic and diluted net loss per share from continuing operations	$(.06)	$(.05)

Basic and diluted net income (loss) per share before extraordinary item	$(.06)	$.05

Extraordinary item	$—	$(.07)

Basic and diluted net loss per share	$(.06)	$(.02)

Shares used in calculation	4,596,253	4,373,338

The accompanying notes are an integral part of the consolidated financial statements.

Microfield Graphics, Inc.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 29, 2001 and December 20, 2000

	Common stock		Accumulated deficit
	Shares	Amount
Balance at January 1, 2000	4,132,185	$15,273,912	$(15,000,691)

Common stock grants to employees	14,000	3,500	—

Common stock options exercised	10,273	2,260	—

Settlement of stock options	405,608	105,951	—

Issuance of warrants with notes payable	—	357,418	—

Common stock issued to settle accounts payable	35,000	15,238	—

Net loss	—	—	(83,231)

Balance at December 30, 2000	4,597,066	15,758,279	(15,083,922)

Common stock repurchased	(1,000)	(636)	—

Net loss	—	—	(283,086)

Balance at December 29, 2001	4,596,066	$15,757,643	$(15,367,008)

The accompanying notes are an integral part of the consolidated financial statements.

Microfield Graphics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 29, 2001 and December 30, 2000

	2001	2000
Cash flows from operating activities:
Net loss	$(283,086)	$(83,231)
Add (deduct):
Extraordinary loss on early debt extinguishment	—	297,848
Loss from discontinued operations	12,058	800,112
Gain on sale of discontinued operations	(21,903)	(1,221,852)

Loss from continuing operations	(292,931)	(207,123)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	—	59,570
Changes in assets and liabilities:
Accounts receivable	—	166,132
Prepaid expenses and other	43,612	51,398
Accounts payable	(35,830)	(236,170)
Accrued payroll and payroll taxes	7,504	8,020
Other accrued liabilities	(182,705)	37,288

Net cash from operating operations	(460,350)	(120,885)

Net cash provided by (used in) discontinued operations	103,470	(746,949)

Net cash used in operating activities	(356,880)	(867,834)

Cash flows from investing activities:
Net cash used in discontinued investing activities	—	(3,905)
Proceeds from sale of discontinued operations	—	2,000,000

Net cash provided by investing activities	—	1,996,095

Cash flows from financing activities:
Net payments under line of credit agreement	—	(360,473)
Payments on long-term debt and notes payable	—	(452,455)
Borrowings on notes payable	—	400,000
Proceeds from exercise of common stock options	—	2,260
Payments for repurchase of common stock	(636)	—

Net cash provided by financing activities	(636)	(410,668)

Net decrease in cash and cash equivalents	(357,516)	717,593

Cash and cash equivalents, beginning of year	830,634	113,041

Cash and cash equivalents, end of year	$473,118	$830,634

Cash paid for:
Interest	$—	$143,141
Non-cash financing activities:
Issuance of warrants with notes payable	$—	$357,418

Issuance of common stock for accounts payable	$—	$15,238

Issuance of common stock to settle employee stock options	$—	$105,951

Issuance of common stock grants to employees	$—	$3,500

The accompanying notes are an integral part of the consolidated financial statements.

Microfield Graphics, Inc.

Notes to Consolidated Financial Statements

1.              The Company and Basis of Presentation

Microfield Graphics, Inc. (the Company), an Oregon corporation incorporated in October 1986, developed, manufactured and marketed computer conferencing and telecommunications products to facilitate group communications.  The Company’s product lines incorporated a series of digital whiteboards, digital whiteboard rear projection systems, and interactive plasma display systems under the brand name Softboard, along with a variety of application software packages, supplies and accessories.  Information written or drawn on the Softboard surface is recorded and displayed on a personal computer simultaneously and in color using the Company’s proprietary technology.

The Company has a wholly-owned foreign sales corporation in Barbados.  Hereafter in these consolidated financial statements, the term “Company” refers to Microfield Graphics, Inc. and its subsidiary.  The Company’s primary market was in the United States.

On October 24, 2000, the Company sold substantially all its assets (see Note 4).

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

Accounts receivable

At December 29, 2001, no accounts receivable exist.  Accounts receivable at December 30, 2000 are recorded net of allowances for uncollectible accounts of $67,380.

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

Basic and diluted net loss per share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted-average number of common shares outstanding during the period.  Diluted loss per common share for 2001 and 2000 is based only on the weighted-average number of common shares outstanding during the period, as the inclusion of 2,155,000 and 2,346,000 common share equivalents would have been antidilutive.

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

Fair value of financial instruments

The recorded amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments.

Comprehensive income (loss)

Comprehensive loss equals net loss for all periods presented.

New Accounting Pronouncements

In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB 133” (“SFAS 138”). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137 – “Accounting for Derivative Instruments and Hedging Activities” – (“SFAS 137”). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities”. SFAS 133 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 30, 2000. The Company adopted SFAS 133, 137 and 138 for its fiscal year beginning December 1, 2000. The Company does not currently have any derivative instruments nor does it participate in hedging activities, and therefore the adoption of these standards did not have any impact on its financial statements or results of operations.

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

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.  FAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach.  Upon adoption of FAS 142, goodwill and certain other intangible assets should be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired.  The adoption date for the Company will be January 1, 2002.  FAS 142 will have no impact on the Company’s results of operations and financial position.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the fiscal year beginning January 1, 2003.  SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB. No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associates with that Statement.  SFAS No. 144 will be effective for the fiscal year beginning January 1, 2002.  The Company does not anticipate that the adoption of SFAS No. 143 and SFAS No. 144 will have a material impact on its financial condition or results of operations.

3.              Concentration of Credit Risk

During the year ended December 29, 2001, and  December 30, 2000, no customers accounted for 10% or more of total net sales.  Accounts receivable from one customer totaled approximately $53,544 at December 30, 2000.

4.              Discontinued Operations

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

A contingent earn-out payment in the amount of $21,903 was received by the Company during the third quarter of 2001.  This amount was recorded as a gain on the sale of discontinued operations in the Consolidated Statements of Operations for fiscal 2001.

As a result of shareholder approval of the Greensteel agreement, discontinued operations accounting treatment has been applied to the Softboard operation.  Accordingly, the net loss incurred from the Softboard operations is reported in loss from discontinued operations for all periods presented to reflect the reclassification of these operations as discontinued.  Also, cash flows from the Softboard operations are reported as “net cash provided by (used in) discontinued operations” whether associated with operating, investing or financing activities.

Revenues from discontinued Softboard operations were $2,526,000 from January 2, 2000 through October 24, 2000, the date of disposition.

5.              Debt

On June 30, 2000, the Company issued a Subordinated Promissory Note to a financing company.  In connection with this Subordinated Promissory Note, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The aggregate estimated fair value of the warrants, as determined using the Black-Scholes pricing model, of $357,418 was recorded as a debt discount and was to be amortized over the three-year term of the related debt. Amortization of the discount is included in interest expense on the income statement for the year ended December 30, 2000. On December 24, 2000, the Company repaid the Subordinated Promissory Note. As a result of the debt retirement, the Company recorded a loss on early extinguishment of $297,848, which was equal to the unamortized discount on the date of retirement.

6.              Income Taxes

The provision for income taxes for the years ended December 29, 2001 and December 30, 2000 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Deferred tax assets are comprised of the following components:

	December 29, 2001	December 30, 2000
Current:
Allowances for uncollectible accounts	$—	$17,091
Employee benefits	10,587	4,840
Inventory, warranty, and other allowances	—	17,743
	10,587	39,674
Non-current:
Net operating loss carryforwards	5,745,038	5,601,432
Research and development credits	225,671	249,469
	5,970,709	5,850,901
Total deferred tax asset	5,981,296	5,890,575

Deferred tax asset valuation allowance	(5,981,296)	(5,890,575)

Net deferred tax assets	$—	$—

At December 29, 2001, the Company had available net operating loss carryforwards of approximately $14,976,636 for federal income tax purposes.  Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2004 to 2021.  Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995.  In addition, the Company has research and development credits aggregating $225,671 for income tax purposes at December 29, 2001.  Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2002 to 2020.

7.              Shareholders’ Equity

Incentive Stock Option Plan

The Company has Stock Option Plans (the Plans).  At December 29, 2001, 320,188 shares of common stock were reserved for issuance to employees, officers, directors and consultants.   Under the Plans, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant.  The options are exercisable over a period of up to five years from the date of grant.  The options become exercisable over four years.

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

A summary of the status of the Company’s Stock Option Plans as of December 29, 2001 and December 30, 2000 and for the years then ended is as follows:

	December 29, 2001		December 30, 2000
Performance options	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	—	$—	491,881	$.22
Granted	69,000.04		63,000.31
Exercised	—	—	(10,273)	.22
Settled	—	—	(405,608)	.22
Forfeited	—	—	(139,000)	.26

	69,000	$.04	—	$—

Options exercisable at year-end	47,836		—

In December 1999, the Company decreased the exercise price of all outstanding incentive stock options to $0.22 per share (the repriced options).  Effective June 30, 2000, the Company settled all outstanding repriced options by issuing one share of the Company’s common stock for each repriced option; 405,608 of the repriced options were outstanding immediately preceding the settlement. As a result, the Company recorded a one-time compensation charge of $105,951, which is equal to the aggregate fair value of the common shares issued as settlement for the repriced options.  The one-time compensation charge is reflected in loss from discontinued operations for the year ended December 30, 2000.

All incentive stock options outstanding at the time of the sale of the Company’s Softboard operations were forfeited and canceled.  On October 2, 2001, the Company granted 69,000 options to purchase shares of the Company’s common stock to directors of the Company, with 44,000 shares immediately exercisable and the remaining shares to become exercisable ratably over 12 months.

The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal 2001 using the Black-Scholes pricing model as prescribed by SFAS No. 123.  The value of options granted during 2000 was not calculated as all options granted during 2000 were also canceled during 2000.  The following assumptions were used to calculate the value of options granted during 2001:

Risk-free interest rate	4.6%
Expected dividend yield	$—
Expected lives	5 years
Expected volatility	124%

Had compensation cost for the Company’s Plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted was $2,353 for the year ended December 29, 2001 and $0 for the year ended December 30, 2000.  Such amounts would be amortized over the vesting period of the options.

Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the year ended December 29, 2001,  would have been changed to the pro forma amounts indicated below:

Net loss	As reported	$(283,086)
	Pro forma	$(284,717)
Basic and diluted net loss per share	As reported	$(0.06)
	Pro forma	$(0.06)

Common stock warrants

In connection with its initial public offering in 1995, the Company issued 110,000 warrants to purchase shares of Common Stock at an exercise price of $7.20 per share; such warrants expired unexercised in 2000.  In addition, in connection with the common stock purchase agreement on March 16, 1998 the Company issued 260,000 warrants to purchase shares of common stock at an exercise price of $6.75 per share.  Such warrants expired unexercised in 2001.

On October 15, 1999 the Company issued a warrant to certain of its debt holders to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.75 per share.  In accordance with the terms of the warrant, the holder, in lieu of exercising the warrant, has the option to convert the warrant into a number of shares to be determined based on a formula which considers the difference between the fair market value of the Company’s common stock at the time of conversion and the exercise price of the warrant.  The fair value of the warrants determined utilizing the Black-Scholes pricing model at the time of issuance is immaterial.  The warrant expires in October 2003.

In connection with the Subordinated Promissory Note agreement entered into on June 30, 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively.  The fair value of the warrants determined using the Black-Scholes pricing model at the time of issuance was $357,418 and was recorded as a debt discount upon issuance (see Note 5).  The warrants expire on June 30, 2005.

Common Stock Grants

In June 2000, the Company granted 14,000 shares of common stock to certain of its employees.  As a result, the Company recorded a one-time compensation charge of $3,500, which is equal to the aggregate fair value of the common shares granted.  The one-time compensation charge is reflected in loss from discontinued operations for the year ended December 30, 2000.

8.              Commitments and Contingencies

On January 28, 2000, a class action complaint, Adair v. Microfield Graphics, Inc. Et ano., was filed against the Company in United States District Court Southern District of New York.  The complaint alleged that the Company and its Chief Executive Officer issued a series of false and misleading statements concerning, among other things, the Company’s purchase agreement with 3M.  The complaint alleged that, as a result of these allegedly material misstatements and omissions, the Company’s stock price was artificially inflated during the period from July 23, 1998 through April 2, 1999 and requested that damages be determined at trial.  The Company denied the allegations.

In April 2000, the Company filed a motion to transfer venue of the action to the District of Oregon.  The Company’s motion was granted on November 14, 2000.  On July 13, 2001, the United States District Court for the District of Oregon entered a Preliminary Order providing for, among other things, a fairness hearing by the Court, which was held on September 24, 2001, to consider the proposed settlement arrived at by the Company, its Chief Executive Officer, and the lead plaintiffs.  The court entered a final judgment approving the settlement on November 6, 2001, dismissing the case with prejudice. The settlement provided that all claims asserted in the action be dismissed and settled.  Under the settlement, the Company and its Chief Executive Officer deny liability and any and all wrongdoing.  The settlement provided for the payment of $455,000 in full, complete, and final settlement of any and all claims. Payment of the $455,000 was covered in full during fiscal 2001 by the Company’s Directors and Officers insurance provider.

9.              Going Concern

The Company has suffered recurring losses from ongoing operations and has experienced negative cash flows from continuing operating activities.  Additionally, the Company has no income from continuing operations.  Such matters raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is exploring entering into new lines of business through specific strategic acquisitions to generate income.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and positions of the Company’s executive officers and directors are as follows:

NAME	AGE	CURRENT POSITION(S) WITH COMPANY
John B. Conroy	63	Chairman of the Board, President and Chief Executive Officer
Michael W. Stansell	59	Director
Herbert S. Shaw	66	Director

There is no family relationship among any of the directors or executive officers of Microfield.

JOHN B. CONROY joined Microfield in May 1986 and was appointed President and elected a Director that same month.  Mr. Conroy was designated President and Chief Executive Officer by the Board of Directors in January 1987, and appointed Chairman of the Board of Directors in June 1996.  He served until April 2000 and was appointed to that position again in October 2000.  Mr. Conroy previously held executive management positions with a number of computer industry companies, has served as a director of several, and holds a Bachelors of Science in electrical engineering from New York University.

HERBERT S. SHAW was appointed to the Board of Directors in June 1997.  Mr. Shaw has been the Managing Partner of NorCrest Ltd. and Chairman of NorCrest Capital Management LLC, an investment banking company, since January 1996.  From February 1992 to December 1995 Mr. Shaw was the President and CEO of The Laughlin Group, a financial services and investment group of companies.

MICHAEL W. STANSELL is an independent consultant.  From October 2000 through September 2001 he was Operations Manager, Technology Division, of PolyVision Corporation.  Prior to that he served as President and Chief Operating Officer of Microfield from April 2000 until October 2000.  Prior to that he served with Microfield as Director of Manufacturing from November 1985 to January 1987 and Vice President, Operations, from January 1987 until April 2000.  Mr. Stansell was a division manufacturing manager, among other positions, at Tektronix Corporation from August 1965 through October 1985.  He was appointed to the Board of Directors in April 2000.

Dennis Wade and Robert Jesenik resigned from the board of directors in December 2001.

Section 16(a) of the Exchange Act requires Microfield’s directors, executive officers and persons who beneficially own more than ten percent of the outstanding Common Stock to file with the Securities and Exchange Commission certain reports with respect to each person’s beneficial ownership of Microfield’s equity securities.  Officers, directors and greater than ten percent shareholders are also required to furnish Microfield with copies of all forms they file under this regulation.  Based solely upon a review of the copies of these reports and certain representations of these persons,  Messrs. Conroy, Shaw and Stansell each filed a late Form 4 and Form 5 reporting options granted in October 2001.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the Company’s Chief Executive Officer for fiscal years 2001, 2000, and 1999.   There are no other executive officers of the Company whose total annual salary and bonus exceeded $100,000 for fiscal year 2001.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation Awards
	Fiscal Year	Salary($)	Bonus($)	Securities: Underlying Options (#)	All Other Compensation (1)
John B. Conroy
Chairman of the Board of	2001	180,000	—	50,000	—
Directors, and Chief	2000	183,023	81,818	—	—
Executive Officer	1999	185,192	—	100,000	—

(1)  The aggregate amount of perquisites and other personal benefits was less than either $50,000 or 10% of the total annual salary and bonus reported for Mr. Conroy.

Mr. Conroy’s salary has been reduced to $90,000 effective January 1, 2002.

OPTION GRANTS IN CURRENT FISCAL YEAR

Name	Number of Securities underlying Options Granted (#)	% of Total Options granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
John B. Conroy, Chief Executive Officer	50,000	100%	$0.04	October 1, 2006

OPTION EXCERCISES IN LAST FISCAL YEAR

No options were exercised for the fiscal year ended December 29, 2001.

DIRECTOR COMPENSATION

In October 2001, options to purchase shares of the Company’s common stock under the Company’s 1995 Stock Incentive Plan were granted to each of the following non-employee directors of the Company for the amount shown opposite each person’s name:

Name	Number of Option Shares Granted
Herbert S. Shaw	6,000
Michael Stansell	13,000

The exercise price for each option is $0.04. The options have a term of 5 years and were immediately exercisable on the grant date.

Directors do not receive any fees for serving on Microfield’s Board of Directors or any committee thereof, but are reimbursed for reasonable expenses incurred in attending meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 19, 2002, as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director or nominee for director of the Company, (iii) each of the named officers and (iv) all directors and executive officers as a group.  Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.  As of March 19, 2002, John B. Conroy, Michael W. Stansell, Herbert S. Shaw(collectively, the “Executives”), Steelcase, Inc. and the Company were parties to a Share Ownership, Voting and Right of First Refusal Agreement dated March 19, 1998, (the “Voting Agreement”)  Under the Voting Agreement, Steelcase and the Executives are obligated to vote their shares of Common Stock to elect certain individuals to the Board of Directors of the Company, including one individual designated by Steelcase (James B. Keane, Steelcase’s original designee, resigned on February 17, 2000, and Steelcase has not identified a replacement for his seat), Mr. Conroy and three independent directors as directed by majority of the Board of Directors.  With regard to matters other than the election of directors, Steelcase has agreed to vote all of its shares of Common Stock that it may own in excess of 610,000 shares in direct proportion of the votes of all outstanding shares of Common Stock.  Each party to the Voting Agreement is deemed the beneficial owner of the shares of Common Stock beneficially owned by each other party to the Voting Agreement.

Five Percent Shareholders, Directors, Director Nominees and Certain Executive Officers	Shares Beneficially Owned (1)	Approximate Percentage Owned
Steelcase (2)(3) P.O. Box 1967 Grand Rapids, MI 49501-1967	1,333,748	29.1%

17th Avenue Properties, LLC (5) 1631 NW Thurman Street Portland, OR 97209	2,066,000	44.9%

John B. Conroy (2)(3)(4)	1,333,748	29.1%

Michael W. Stansell (2)(3)(4)	1,333,748	29.1%

Herbert S. Shaw (2)(3)(4)	1,333,748	29.1%

All directors and executive officers as a group (3 persons)	1,333,748	29.1%

(1)                                  Shares to which the person or group has the right to acquire within 60 days after March 19, 2002, are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(2)                                  Includes 794,445 shares held by Steelcase Inc.; 239,000 shares held by Mr. Conroy and 87,033 shares held jointly by Mr. Conroy and Mr. Conroy’s wife; 139,603 shares held by Mr. Stansell; and 16,000 shares held by Mr. Shaw.

(3)                                  Includes the following options exercisable with in 60 days after March 19, 2002:  41,667 options held by Mr. Conroy; 13,000 options held by Mr. Stansell; 6,000 options held by Mr. Shaw.

(4)                                  The address of Messrs. Conroy, Stansell, and Shaw is c/o Microfield Graphics, Inc., P.O. Box 23968, Portland, Oregon, 97224.

(5)                                  Includes warrants to purchase 2,066,000 shares exercisable within 60 days after March 19, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 19, 1998 the Company signed a common stock purchase agreement with Steelcase under which Steelcase purchased 350,000 shares of the Company’s common stock and a warrant for $2,012,500 in cash.  The warrant expired on March 19, 2001.  Pursuant to the terms of the common stock purchase agreement, James P. Keane, an officer of Steelcase, was elected to the Company’s Board of Directors.  Mr. Keane resigned on February 17, 2000.  Steelcase has not designated any person to replace him.  In addition, Microfield, Steelcase and certain directors and executives of Microfield entered a Share Ownership, Voting and Right of First Refusal Agreement (“Voting Agreement”) pursuant to which the parties agreed to vote their shares of common stock to elect certain individuals to the Board of Directors.  See “Security Ownership of Certain Beneficial Owners and Management.”  On March 26, 1999 Microfield sold Steelcase an additional 444,445 shares of the Company’s common stock pursuant to a common stock purchase agreement for $1,000,000 in cash.

On October 22, 1998, pursuant to an executive loan program authorized by the Board of Directors, John B. Conroy borrowed money from Microfield in order to exercise options for 45,000 shares of the Company’s common stock.  The transaction resulted in a note due Microfield from Mr. Conroy in the amount of $78,750, with interest at 6% per year, due on October 22, 2003.

On June 30, 2000, the Company issued a Subordinated Promissory Note to JMW Capital Partners, Inc. (“JMW”) pursuant to which the Company borrowed $400,000 from JMW.  The outstanding principal balance of the promissory note and all accrued and unpaid interest was due on the earlier of (i) June 30, 2005 or (ii) demand by holder made at any time after June 30, 2003.  In connection with the issuance of the note, Dennis Wade and Robert Jesenik, who are principals of JMW, were appointed to the Company’s Board of Directors.  Also in connection with the Note, the Company issued to JMW two stock warrants each to purchase 1,033,000 shares of the Company’s common stock at a price of $0.50 per share and $0.38722 per share, respectively.  The warrants, which have since been transferred to 17th Avenue Properties, LLC, are exercisable until June 30, 2005.    The aggregate estimated fair value of the warrants, as determined using the Black-Scholes pricing model, of $357,418 was recorded as a debt discount and was to be amortized over the three-year term of the related debt.  Amortization of the discount was included in interest expense on the income statement during fiscal 2000.  On December 24, 2000, the Company repaid the Subordinated Promissory Note.  As a result of the debt retirement, the Company recorded a loss on early extinguishment of $297,848, which was equal to the unamortized discount on the date of retirement.  Messrs. Wade and Jesenik resigned from the Company’s Board of Directors in December 2001.

Item 13.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report is listed below:

Exhibit No.
*3.1	Articles of Incorporation, as amended
*3.2	Bylaws, as amended
*4.1	See Article III of Exhibit 3.1 and Articles I and VI of Exhibit 3.2
#*10.1	1986 Stock Option Plan, as amended
*10.3	Form of Incentive Stock Option Agreement
*10.7	Form of Representative’s Warrants
**10.11	Restated 1995 Stock Incentive Plan dated May 11, 1998.
***10.14	Form of $400,000 Subordinated Promissory Note issued to JMW Capital Partners, Inc., dated June 30, 2000.
***10.15	Form of Stock Purchase Warrants to Purchase Shares of Common Stock of Microfield Graphics, Inc. issued to JMW Capital Partners, Inc., dated June 30, 2000.
***10.16	Form of Registration Rights Agreement between the Company and JMW Capital Partners, Inc., dated June 30, 2000.
***10.17	Form of Note and Warrant Purchase Agreement between the Company and JMW Capital Partners, Inc. dated June 30, 2000.
****10.18	Form of Asset Purchase Agreement between Greensteel, Inc., and Microfield Graphics, Inc., dated September 7, 2000, incorporated by reference to the Company’s Proxy Statement dated October 3, 2000.
21	The Company has one subsidiary, MG Export, Inc., a Barbados corporation
*****23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

*                                         Incorporated by reference to Exhibits 3.1, 3.2, 4.1, 10.1, 10.3, 10.7, as applicable, to Registrant’s Registration Statement on Form SB-2 (Registration No. 33-918900).

**                                  Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 3, 1999.

***                           Incorporated by reference to Exhibits 10.14, 10.15, 10.16, 10.17, as applicable, to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 1, 2000.

****                    Incorporated by reference to Exhibit 10.18 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 30, 2000.

*****             Exhibit 23.1 filed herewith.

#                                         This exhibit constitutes a management contract, or compensatory plan or arrangement.

                                                (b) Reports on Form 8-K

None filed for the period ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2002

MICROFIELD GRAPHICS, INC.

By: /s/	JOHN B. CONROY
John B. Conroy
Chief Executive Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ John B. Conroy	Chairman of the Board, Chief Executive Officer and Financial Officer
John B. Conroy	Date: March 29, 2002

/s/ HERBERT S. SHAW	Director
Herbert S. Shaw	Date: March 29, 2002

/s/ MICHAEL W. STANSELL	Director
Michael W. Stansell	Date: March 29, 2002