Form 10QSB
period 2002-03-30
MICROFIELD GRAPHICS INC /OR
filed 2002-05-14
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number : 0-26226

MICROFIELD GRAPHICS, INC.

(Exact name of small business issuer as specified in its charter)

Oregon		93-0935149
(State or other jurisdiction		(I. R. S. Employer
of incorporation or organization)		Identification No.)

P. O. Box 23968
Portland, Oregon 97281-3968
(Address of principal executive offices and zip code)

(503) 419-3310
(Issuer’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒    No ☐

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2002 was 4,596,066 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

MICROFIELD GRAPHICS, INC.

FORM 10-QSB

Item 1. Financial statements

In the opinion of Microfield Graphics, Inc., the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 30, 2002 and December 29, 2001 and the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the periods ended March 30, 2002 and March 31, 2001.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED BALANCE SHEET

	March 30,	December 29,
	2002	2001
	(unaudited)
Current assets:
Cash and cash equivalents	$418,070	$473,118
Total current assets	418,070	473,118

Other assets	16,173	14,992
	$434,243	$488,110

Current liabilities:
Accounts payable	$40,274	$45,320
Accrued payroll and payroll taxes	2,018	15,524
Accrued liabilities	32,119	36,631
Total liabilities	74,411	97,475

Shareholders’ equity:
Common stock, no par value, 25,000,000 shares
authorized, 4,596,066 and 4,596,066 shares
issued and outstanding, respectively	15,757,643	15,757,643
Accumulated deficit	(15,397,811)	(15,367,008)
Total shareholders’ equity	359,832	390,635

	$434,243	$488,110

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended
	March 30,	March 31
	2002	2001
	(unaudited)	(unaudited)

Sales	$—	$—
Cost of goods sold	—	—
Gross profit	—	—

Operating expenses
Research and development	—	—
Marketing and sales	—	—
General and administrative	51,314	116,614

Loss from operations	(51,314)	(116,614)

Other income
Interest income, net	2,574	8,776
Other income, net	—	45,000

Loss before provision for	(48,740)	(62,838)
Income taxes
Provision for income taxes	—	—

Loss from continuing operations	(48,740)	(62,838)

Discontinued Operations:
Gain on discontinued SoftBoard operations	17,937	—

Net loss	$(30,803)	$(62,838)

Basic and Diluted net loss per share from continuing
operations	$(.01)	$(.01)

Basic and diluted net loss per share	$(.01)	$(.01)

Shares used in per share calculations
Basic and diluted	4,596,066	4,596,066

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended
	March 30,	March 31,
	2002	2001
Cash Flows From Operating Activities:
Net loss	$(30,803)	$(62,838)
Add (deduct):
Gain on sale of discontinued operations	(17,937)	—
Loss from continuing operations	(48,740)	(62,838)

Changes in assets and liabilities:
Accounts receivable	—	89,989
Prepaid expenses and other	—	14,013
Other long-term assets	(1,181)	—
Accounts payable	(5,046)	3,338
Accrued payroll and payroll taxes	(13,506)	(512)
Accrued liabilities	(4,512)	(164,724)

Net cash used in continuing operations	(72,985)	(120,734)

Net cash provided by discontinued operations	17,937	—

Net cash used in operating activities	(55,048)	(120,734)

Cash flows from financing activities:
Payments to repurchase common stock	—	(636)

Net cash used in financing activities	—	(636)

Net decrease in cash and cash equivalents	(55,048)	(121,370)

Cash and cash equivalents, beginning of period	473,118	830,634
Cash and cash equivalents, end of period	$418,070	$709,264

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the “Company”) for the three months ended March 30, 2002 and March 31, 2001 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  The financial information as of December 29, 2001 is derived from the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2001.  In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 28, 2002.  The Company’s last fiscal year was the 52-week period ended December 29, 2001. The Company’s first fiscal quarters in fiscal 2002 and 2001 were the 13-week periods ended March 30, 2002 and March 31, 2001 respectively.

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

A contingent earn-out payment in the amount of $17,937 was received by the Company during the first quarter of 2002.  This amount was recorded as a gain on the sale of discontinued operations in the Consolidated Statements of Operations for the first fiscal quarter of fiscal 2002.

As a result of shareholder approval of the Greensteel agreement, discontinued operations accounting treatment has been applied to the Softboard operation.  Accordingly, the net gain incurred from the Softboard operations is reported in gain from discontinued operations for all periods presented to reflect the reclassification of these operations as discontinued.  Also, cash flows from the Softboard operations are reported as “net cash provided by (used in) discontinued operations” whether associated with operating, investing or financing activities.

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

On October 24, 2000 the assets of the Company that were utilized in the operating the SoftBoard business  were sold to Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation.  The Company has not been engaged in continuing operations since that date.  The Company is exploring entering into new lines of business through specific strategic acquisitions.  While the Company has no current binding agreements with respect to any acquisition, it is actively exploring acquisition transactions.

RESULTS OF OPERATIONS

The Company has not been engaged in on going operations since October 24, 2000. Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses can be presented based on the Company’s current activities.

General and Administrative Expenses. General and administrative expenses declined $66,000 to $51,000 at March 30, 2002 from $117,000 at March 31, 2001.  The decline is partially due to a reduction in pay for John B. Conroy, the Company’s Chief Executive Officer and sole employee, from an annual salary of $180,000 in fiscal 2001 to $90,000 in fiscal 2002.  As a result, salary and related payroll expenses were reduced by $25,000 during the fist fiscal quarter of 2002 as compared to the first fiscal quarter of 2001.  During the first quarter of 2002, legal and accounting fees declined by $27,000 and insurance expense declined approximately $14,000 as compared to the first quarter of 2001.  The current level of general and administrative expenses is expected to remain fairly consistent throughout fiscal 2002.

Interest Income.  Interest income decreased  $6,000 to $3,000 at March 30, 2002 from $9,000 at March 31, 2001.  The decline is due to a decrease in cash reserves on account at financial institutions and fluctuations in interest rates over the investment periods.  Invested reserve funds declined  $254,000 to $411,000 at March 30, 2002 from $665,000 at March 31, 2001 as the Company drew on its reserves to fund operations.

Other Income.  Other income during the first quarter of fiscal 2001 consisted of $45,000 in consulting fees earned as a result of an agreement between the Company and Christenson Electric, Inc.  The Christenson agreement was discontinued effective April 30, 2001.  No “other income” was earned during the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At March 30, 2002, the Company had working capital of approximately $344,000 and its source of liquidity consisted of cash and cash equivalents.  The Company does not have a line of credit.

The Company does not currently sell products or services and therefore no accounts receivable existed at March 30, 2002 or December 29, 2001.

Accounts payable decreased $5,000 to $40,000 at March 30, 2002 compared to $45,000 at December 29, 2001.  The decrease is due to normal business fluctuations.  The Company does not currently carry inventory; therefore, all accounts payable relate to the Company’s general and administrative expenses.

Accrued payroll and payroll taxes decreased $14,000 to $ 2,000 at March 30, 2002 compared to $16,000 at December 29, 2001.  The decrease is due to a timing difference for pay periods between March 30, 2002 and December 29, 2001 and to a 50% reduction in pay for John B. Conroy, the Company’s Chief Executive Officer and sole employee.

Other liabilities decreased $5,000 to $32,000 at March 30, 2002 compared to $37,000 at December 29, 2001.  The decrease is due to a reduction in accruals for legal and accounting expenses at March 30, 2002.

The terms of the asset sale relating to the Company’s Softboard business called for Greensteel to pay the Company up to $3,500,000, with $2,000,000 payable at the closing of the transaction and up to $1,500,000 in contingent earn-out payments based on net sales of the Company’s Softboard products over a five-year period.  A contingent earn-out payment in the amount of $17,937 was received during the first quarter of 2002.

The Company believes it has sufficient resources to satisfy cash requirements for the next twelve months and does not foresee the need to raise additional capital during that period.  The Company had no commitments for capital expenditures in material amounts at March 30, 2002.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report is listed below:

No exhibits are filed herewith.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 14, 2002

MICROFIELD GRAPHICS, INC.

		By:	/s/ JOHN B. CONROY
John B. Conroy
Chief Executive Officer
(Principal Executive and Financial Officer)