Form 10QSB
period 2002-06-29
MICROFIELD GRAPHICS INC /OR
filed 2002-08-13
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

   Yes☒    No ☐

The number of shares outstanding of the Registrant’s Common Stock as of June 29, 2002 was 4,596,066 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

MICROFIELD GRAPHICS, INC.

FORM 10-QSB

INDEX

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Item 1. Financial statements

In the opinion of Microfield Graphics, Inc., the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 29, 2002 and December 29, 2001 and the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the periods ended June 29, 2002 and June 30, 2001.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED BALANCE SHEET

	June 29, 2002	December 29, 2001

	(unaudited)
Current assets:
Cash and cash equivalents	$339,042	$473,118
Accounts receivable	3,270	—
Total current assets	342,312	473,118

Other assets	17,354	14,992
	$359,666	$488,110

Current liabilities:
Accounts payable	$17,988	$45,320
Accrued payroll and payroll taxes	—	15,524
Accrued liabilities	35,587	36,631
Total liabilities	53,575	97,475

Shareholders’ equity:
Common stock, no par value, 25,000,000 shares authorized, 4,596,066 shares issued and outstanding	15,757,643	15,757,643
Accumulated deficit	(15,451,552)	(15,367,008)
Total shareholders’ equity	306,091	390,635

	$359,666	$488,110

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—

Operating expenses
Research and development	—	—	—	—
Marketing and sales	—	—	—	—
General and administrative	59,386	89,925	110,701	206,540

Loss from operations	(59,386)	(89,925)	(110,701)	(206,540)

Other income
Interest income, net	2,375	6,331	4,950	15,107
Other income, net	3,270	32,331	3,270	77,331

Loss before provision for Income taxes	(53,741)	(51,263)	(102,481)	(114,102)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(53,741)	(51,263)	(102,481)	(114,102)

Discontinued Operations:
Gain on discontinued SoftBoard operations	—	—	17,937	—

Net loss	$(53,741)	$(51,263)	$(84,544)	$(114,102)

Basic and Diluted net loss per share from continuing operations	$(.01)	$(.01)	$(.02)	$(.02)

Basic and diluted net loss per share	$(.01)	$(.01)	$(.02)	$(.02)

Shares used in per share calculations
Basic and diluted	4,596,066	4,596,066	4,596,066	4,596,442

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended
	June 29, 2002	June 30, 2001

Cash Flows From Operating Activities:
Net loss	$(84,544)	$(114,102)
Deduct:
Gain on sale of discontinued operations	(17,937)	—
Loss from continuing operations	(102,481)	(114,102)

Changes in assets and liabilities:
Accounts receivable	(3,270)	93,101
Prepaid expenses and other	—	24,795
Other long-term assets	(2,362)	—
Accounts payable	(27,332)	(49,326)
Accrued payroll and payroll taxes	(15,524)	(3,774)
Accrued liabilities	(1,044)	(180,101)

Net cash used in continuing operations	(152,013)	(229,407)

Net cash provided by discontinued operations	17,937	—

Net cash used in operating activities	(134,076)	(229,407)

Cash flows from financing activities:
Payments to repurchase common stock	—	(636)

Net cash used in financing activities	—	(636)

Net decrease in cash and cash equivalents	(134,076)	(230,043)

Cash and cash equivalents, beginning of period	473,118	830,634
Cash and cash equivalents, end of period	$339,042	$600,591

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the “Company”) for the three and six months ended June 29, 2002 and June 30, 2001 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  The financial information as of December 29, 2001 is derived from the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2001.  In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 28, 2002.  The Company’s last fiscal year was the 52-week period ended December 29, 2001. The Company’s second fiscal quarters in 2002 and 2001 were the 13-week periods ended June 29, 2002 and June 30, 2001 respectively.

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

As a result of shareholder approval of the Greensteel agreement, discontinued operations accounting treatment has been applied to the Softboard operation.  Accordingly, the net gain incurred from the Softboard operations is reported as gain from discontinued operations for all periods presented to reflect the reclassification of these operations as discontinued.  Also, cash flows from the Softboard operations are reported as “net cash provided by (used in) discontinued operations” whether associated with operating, investing or financing activities.

3.   New Accounting Pronouncements

SFAS 145

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The most relevant provision of SFAS 145 is the rescission of SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt — An Amendment of APB Opinion No. 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result of the rescission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses.  The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged.  The adoption of SFAS 145 will not have a material impact on the Company.

SFAS 146

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires the recognition of a liability when it has been incurred.  The initial measurement of that liability shall approximate fair value.  The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.  The adoption of SFAS 146 will not have a material impact on the Company, but may impact future disposal or exit activities, if any.

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

RESULTS OF OPERATIONS

The Company has not been engaged in on going operations since October 24, 2000. Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses are relevant based on the Company’s current activities.

General and Administrative Expenses. General and administrative expenses declined $96,000 to $111,000 for the six months ended June 29, 2002 from $207,000 for the six months ended June 30, 2001.  The decline is partially due to a reduction in pay for John B. Conroy, the Company’s Chief Executive Officer, from an annual salary of $180,000 in fiscal 2001 to $90,000 in fiscal 2002.  As a result, salary and related payroll expenses were reduced by approximately $45,000 for the six months ended June 29, 2002 as compared to the six months ended June 30, 2001. Expenditures for outside services, accounting services and insurance declined $51,000 to $25,000 at June 29, 2002 compared to $76,000 for the six months ended June 30, 2001.  The current level of general and administrative expenses is expected to remain fairly consistent throughout fiscal 2002.

General and administrative expenses declined $31,000 to $59,000 for the three months ended June 29, 2002 compared to $90,000 for the three months ended June 30, 2001.  The decline is partially due to a reduction in pay for John B. Conroy, the Company’s Chief Executive Officer, from an annual salary of $180,000 in fiscal 2001 to $90,000 in fiscal 2002.  As a result, salary and related payroll expenses were reduced by approximately $22,500 during the three months ended June 29, 2002 compared to the three months ended June 30, 2001.  The current level of general and administrative expenses is expected to remain fairly consistent throughout fiscal 2002.

Interest Income.  Interest income decreased  $10,000 to $5,000 for the six months ended June 29, 2002 from $15,000 for the six months ended June 30, 2001.  The decline is due to a decrease in cash reserves on account at financial institutions and fluctuations in interest rates over the investment periods.  Invested reserve funds declined $242,000 to $338,000 at June 29, 2002 from $580,000 at June 30, 2001 as the Company drew on its reserves to fund operations.

Interest income decreased $4,000 to $2,000 for the three months ended June 29, 2002 compared to $6,000 for the three months ended June 30, 2001.  The decline is due to a decrease in cash reserves on account at financial institutions as the Company drew on its reserves to fund operations, and fluctuations in interest rates over the investment period.

Other Income.  Other income during the six months ended June 29, 2002 consisted of  $3,300 relating to equipment rental income.  Other income during the six months ended June 30, 2001 consisted of $60,000 in consulting fees earned as a result of an agreement between the Company and Christenson Electric, Inc. and $17,000 of disputed accounts payable issues that were resolved in the Company’s favor.  The Christenson agreement was discontinued effective April 30, 2001.

Other income during the three months ended June 29, 2002 decreased $29,000 to $3,300 compared to $32,200 for the three months ended June 30, 2001.  Other income for the three months ended June 29, 2002 consisted of $3,300 in equipment rental income.  Other income for the three months ended June 30, 2001 consisted of $15,000 in consulting fees earned as a result of an agreement between the Company and Christenson Electric, Inc., and $17,000 of disputed accounts payable issues that were resolved in the Company’s favor.  The Christenson agreement was discontinued effective April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At June 29, 2002, the Company had working capital of approximately $289,000 and its source of liquidity consisted of cash and cash equivalents.  The Company does not have a line of credit.

Accounts receivable increased from $ —0- at December 29, 2001 to $3,300 at June 29, 2002.  The increase is related to an equipment rental receivable for the rental of fully depreciated server equipment.

Accounts payable decreased $27,000 to $18,000 at June 29, 2002 compared to $45,000 at December 29, 2001.  The Company does not currently carry inventory; therefore, all accounts payable relate to the Company’s general and administrative expenses.  The decrease is primarily due to reduced expenditures for general and administrative expenses.

Accrued payroll and payroll taxes decreased $16,000 to $ -0- at June 29, 2002 compared to $16,000 at December 29, 2001.  The decrease is due to a timing difference for pay periods between June 29, 2002 and December 29, 2001.

Other liabilities decreased $1,000 to $36,000 at June 29, 2002 compared to $37,000 at December 29, 2001.  The decrease is primarily due to a reduction in accruals for legal and accounting expenses at June 29, 2002.

The Company believes it has sufficient resources to satisfy cash requirements for the next twelve months and does not foresee the need to raise additional capital during that period.  The Company has no commitments for capital expenditures in material amounts at June 29, 2002.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                (a) The exhibits filed as part of this report is listed below:

                                99.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b) Reports on Form 8-K

                                No reports on Form 8-K were filed during the quarter ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 13, 2002

MICROFIELD GRAPHICS, INC.

By: /s/ JOHN B. CONROY
John B. Conroy
Chief Executive Officer
(Principal Executive and Financial Officer)