Form 10QSB
period 2002-09-28
MICROFIELD GRAPHICS INC /OR
filed 2002-11-12
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number : 0-26226

MICROFIELD GRAPHICS, INC.

(Exact name of small business issuer as specified in its charter)

Oregon	93-0935149
(State or other jurisdiction	(I. R. S. Employer
of incorporation or organization)	Identification No.)

1631 NW Thurman St.
Portland, Oregon 97209
(Address of principal executive offices and zip code)
(503) 419-3580
(Issuer’s telephone number including area code)

The number of shares outstanding of the Registrant’s Common Stock as of September 28, 2002 was 8,104,675 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

MICROFIELD GRAPHICS, INC.

FORM 10-QSB

Item 1. Financial statements

MICROFIELD GRAPHICS, INC.

CONSOLIDATED BALANCE SHEET

	September 28,	December 29,
	2002	2001
	(unaudited)
Current assets:
Cash and cash equivalents	$482,089	$473,118
Accounts receivable	7,144	—
Inventory	24,292	—
Other current assets	1,500	—
Total current assets	515,025	473,118

Property and equipment, net	136,056	—
Intangible assets, net	324,845	—
Goodwill	68,672	—
Other assets	20,975	14,992
	$1,065,573	$488,110

Current liabilities:
Accounts payable	$164,169	$45,320
Other current liabilities	112,374	52,155
Total liabilities	276,543	97,475

Shareholders’ equity:
Common stock, no par value, 25,000,000 shares
authorized, 8,104,675 and 4,596,066 shares
issued and outstanding, respectively	16,311,826	15,757,643
Accumulated deficit	(15,522,796)	(15,367,008)
Total shareholders’ equity	789,030	390,635
	$1,065,573	$488,110

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 28,	September 29	September 28,	September 29,
	2002**	2001	2002**	2001

Sales	$2,590	—	2,590	$—
Cost of goods sold	1,244	—	1,244	—
Gross profit	1,346	—	1,346	—

Operating expenses
Sales	13,536	—	13,536	—
Marketing	5,254	—	5,254	—
General and administrative	72,015	82,947	182,716	289,487

Loss from operations	(89,459)	(82,947)	(200,160)	(289,487)

Other income
Interest income, net	2,064	4,342	7,014	19,449
Other income, net	5,682	—	14,690	77,331

Loss before provision for
Income taxes	(81,713)	(78,605)	(178,456)	(192,707)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(81,713)	(78,605)	(178,456)	(192,707)

Discontinued operations:
Gain on discontinued SoftBoard	10,469	21,903	22,668	21,903

Net loss	$(71,244)	(56,702)	(155,788)	$(170,804)

Basic and diluted net loss per share
from continuing operations	$(.02)	(.02)	(.04)	$(.04)

Basic and diluted net loss per share	$(.01)	(.01)	(.03)	$(.04)

Weighted average shares used in per share calculations:
Basic and diluted	$5,135,852	4,596,066	4,775,995	$4,596,316

**The Consolidated Statements of Operations for the three and nine months ended September 28, 2002 presented above, contain revenue and expense data of Innovative Safety Technologies for the twelve days from the acquisition date, September 16, 2002, to the end of the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 28,	September 29,
	2002	2001
Cash Flows From Operating Activities:
Net loss	$(155,788)	$(170,804)
Add (deduct):
Gain on sale of discontinued operations	(22,668)	(21,903)

Loss from continuing operations	(178,456)	(192,707)
Depreciation and amortization, net	5,758

Changes in current assets and liabilities:
Accounts receivable	482	93,101
Inventory	313
Other current assets	500	37,119
Accounts payable	60,187	(52,021)
Other current liabilities	(175,461)	(184,712)

Net cash used by continuing operations	(286,677)	(299,220)
Net cash provided by discontinued operations	22,668	21,903

Net cash used by operating activities	(264,009)	(277,317)

Cash flows from investing activities
Purchases of fixed assets	(3,231)	—
Net cash acquired in merger with IST	2,194	—
Other assets	(5,983)	—

Net cash used by investing activities	(7,020)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	280,000	—
Payments to repurchase common stock	—	(636)

Net cash provided (used) in financing activities	280,000	(636)

Net increase (decrease) in cash and cash equivalents	8,971	(277,953)

Cash and cash equivalents, beginning of period	473,118	830,634
Cash and cash equivalents, end of period	$482,089	$552,681

Supplemental schedule of noncash financing and investing activities:
Common stock issued upon merger with IST	$285,200
Net tangible liabilities acquired from merger with IST	$68,750
Net intangible assets acquired in merger with IST	$(354,038)
Issuance of stock to settle miscellaneous liabilities	$56,000

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the “Company”) for the three and nine months ended September 28, 2002 and September 29, 2001 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  The financial information as of December 29, 2001 is derived from the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2001.  In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 28, 2002.  The Company’s last fiscal year was the 52-week period ended December 29, 2001. The Company’s third fiscal quarters in fiscal 2002 and 2001 were the 13-week periods ended September 28, 2002 and September 29, 2001 respectively.

The Consolidated Statements of Operations for the three and nine months ended September 28, 2002 presented above, contain revenue and expense data of Innovative Safety Technologies for the twelve days from the acquisition date, September 16, 2002, to the end of the periods presented.

2.              Liquidity Matters

The Company has suffered recurring losses from ongoing operations and has experienced negative cash flows from continuing operating activities.  Additionally, the Company has no significant income from continuing operations.  Such matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months.  If certain assumptions do not hold true and objectives are not met, the Company will need to raise additional capital during that period.  There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company.  The Company is currently reviewing several alternatives for raising capital should that need arise.

3.              Inventories

Inventories are stated at the lower of first-in, first-out, cost or market value, and consist of the following:

	September 28,	December 29,
	2002	2001

Raw materials	$13,792	$-0-
Work in process	10,500	-0-

	$24,292	$-0-

4.              Property and Equipment

Property and equipment consist of the following:

	September 28,	December 29,
	2002	2001
Equipment	$28,125	$-0-
Product mold	108,534	-0-

	136,659	-0-
Less accumulated depreciation and amortization	603	-0-

	$136,056	$-0-

5.              Acquisition of Innovative Safety Technologies

On September 16, 2002, the Company acquired Innovative Safety Technologies, LLC (IST) in exchange for 1,818,181 shares of the Company’s common stock.  The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of IST was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.”  The results of operations for IST have been included in the Consolidated Statements of Operations for the three and nine months ended September 28, 2002, since the date of acquisition.

IST designs and sells safety and security related products under the brand names No Tug Plug™ and Internet Observation™ Systems.  The Company owns the patent for the No Tug Plug™ which has a remaining life of approximately 10 years.  The Internet Observation™ Systems product is an application of digital video security cameras that relay the signal to a monitoring station that can be accessed locally, or using the internet, from anywhere around the world.  The Company anticipates  revenue from these acquired technologies will provide the majority of the Company’s revenues for the foreseeable future.

The value of the Company’s common stock was determined based on the average market price of the Company’s common stock over the 10-day period before and after the date the terms of the exchange offer were finalized on September 16, 2002.  The components of the purchase price were as follows:

Common Stock	$218,200
Direct acquisition costs	67,000
Total purchase price	$285,200

In accordance with Financial Accounting Standard (SFAS) No. 141,  Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$36,400
Equipment	133,400
Amortizable intangible assets	330,000
Goodwill	68,600
Current liabilities	(230,800)
Note payable	(52,400)
Total	$285,200

Amortizable intangible assets consist of patents and developed technology used in the Company’s No Tug Plug™ and Internet Observation™ System (IOS).  These intangible assets acquired have estimated useful lives as follows: Patent and existing technology relative to the Company’s No Tug Plug™ — ten years; Developed technology relative to the IOS product - five years. Goodwill of $69,000 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

In accordance with the terms of the acquisition, on  September 26, 2002, the Company issued an additional 281,345 shares of common stock to employees of IST as settlement for $46,000 of past due wages incurred prior to the acquisition.  These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.  Subsequent to that date, the Company paid an additional $64,000 in cash to employees of IST for the remaining amounts owed for past due wages.  These amounts were included in the liabilities assumed on September 16, 2002.

Also in accordance with the terms of the acquisition, the Company issued an additional 45,454 shares of its common stock as partial payment of past due amounts owed by IST to a financial advisor.  These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.  Subsequent to the acquisition, the Company paid an additional $20,500 for the remaining amount owed to this creditor.  These amounts were included in the liabilities assumed on September 16, 2002.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of IST occurred on January 1, 2001.

	Nine months ended	Nine months ended
	September 28,	September 29,
	2002	2001
Sales	$43,177	$-0-

Gross profit	24,858	-0-

S G & A expenses	617,330	304,152

Operating loss	(592,472)	(304,152)
Other income & expense	22,404	96,780

Loss from continuing operations	(570,068)	(207,372)
Gain on discontinued operations	22,668	21,903

Net loss	$(547,400)	$(185,469)

Basic and diluted net loss per share	$(.07)	$(.02)

6.     Private Placement

Concurrent with the acquisition on September 16, 2002, the Company issued 1,363,629 shares of restricted common stock in conjunction with a private placement at $.22 per share.  In total, the Company received net proceeds from the private placement of approximately $280,000.  Issuance costs relative to the private placement were $20,000.  These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.

7.     Discontinued Operations

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

A contingent earn-out payment in the amount of $10,469 was received by the Company during the three months ended September 29, 2002.  A total of $22,668 in contingent earn-out payments were received by the Company during the nine months ended September 29, 2002.  The Company received $21,903 during the three and nine months ended September 29, 2001.  These amounts were recorded as gain on the sale of discontinued operations in the Consolidated Statements of Operations.

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

8.     Net Income Per Share:

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options and warrants to purchase common stock.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options and warrants outstanding.  For all periods presented, the computation of net loss per share excludes the effect of 320,188 stock options and 2,086,000 warrants as they were antidilutive.

9.     New Accounting Pronouncements

SFAS 145

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The most relevant provision of SFAS 145 is the rescission of SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt – An Amendment of APB Opinion No. 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result of the rescission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses.  The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged.  The adoption of SFAS 145 will not have a material impact on the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On September 16, 2002 the Company acquired Innovative Safety Technologies, LLC (IST).  IST designs and sells internet based security observation systems under the name Internet Observation™ Systems (IOS).  It also sells a child safety product under the name “No Tug Plug™.”

The IOS product consists of state of the art digital video cameras that monitor a series of locations. The output of the cameras are available for immediate viewing locally or by accessing the system over the internet from a remote location.  The IOS products are used for monitoring interior and exterior business locations to reduce the incidence of customer and employee theft, break-ins and vandalism; for residential security and surveillance; for viewing loved ones at a day care or assisted living facility, and for a variety of other monitoring purposes.  The recorded images can also be stored for up to 60 days without changing the database storage medium.

The No Tug Plug™ Safety Plate attaches to a wall outlet and prevents an electrical cord from being pulled out of an electrical socket by a small child, thereby preventing them from sticking small fingers or objects into an exposed outlet.

These two products are expected to provide the substantial majority of the Company’s sales in the foreseeable future.  The Company’s results will therefore depend on continued and increased market acceptance of these products and the Company’s ability to modify them to meet the needs of its customers.  Any reduction in demand for, or increasing competition with respect to, these products would have a material adverse effect on the Company’s financial condition and results of operations.

Prior to October 24, 2000 Microfield Graphics, Inc. (the “Company”) developed, manufactured, and marketed computer conferencing and telecommunications products that facilitate group communications. The Company’s product lines consisted of a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems sold under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories.  Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color and utilized proprietary technology that had been owned by the Company.  On October 24, 2000 the assets of the Company that were utilized in operating the SoftBoard business  were sold to Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation.  Prior to the acquisition of IST, the Company had not been engaged in continuing operations since that date.

The Company is continuing to explore entering into new lines of business through specific strategic acquisitions.  While the Company has no current binding agreements with respect to any additional acquisitions, it is actively exploring further potential acquisition transactions.

RESULTS OF OPERATIONS

Prior to the acquisition of Innovative Safety Technologies (IST), the Company had not been engaged in ongoing operations since October 24, 2000. Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses can be presented based on the Company’s current activities.   The financial information presented for the three and nine months ended September 28, 2002, represents activity in IST for the twelve days from the date of the acquisition, September 16, 2002, to the end of the period, combined with the other income and general and administrative expenses incurred by Microfield Graphics, Inc. for the same three and nine month periods.

Sales.  Revenue for the fiscal quarter ended September 28, 2002 was $2,590 compared to none for the same fiscal quarter in 2001.  The revenue amount for the current fiscal quarter comprises product sales during the twelve days from the date of the acquisition of IST to the end of the fiscal quarter.  The Company had no sales in the same fiscal quarter of the prior year.  Revenue for the nine months ended September 28, 2002 was $2,590.  The Company had no sales for the nine months ended September 29, 2001.

Cost of Sales.  Cost of sales totaled $1,244 for both the fiscal quarter and nine months ended September 28, 2002 compared to none for the same fiscal quarter and nine month period in the prior year.

Sales & Marketing Expenses.  Sales and marketing expenses were $19,000 for the three months ended September 28, 2002, compared to none for the fiscal quarter ended September 29, 2001. The sales and marketing expenses were for activities in IST during the twelve days from the date of the acquisition of IST to the end of the fiscal quarter and relate primarily to marketing efforts focused on expanding the market of the IOS product.  The Company had no sales and marketing efforts prior to that date in the current quarter.  Sales & marketing expense for the nine months ended September 28, 2002 were $19,000, compared to none for the nine months ended September 29, 2001.

General and Administrative Expenses. General and administrative expenses declined $11,000 to $72,000 for the three months ended September 28, 2002  compared to $83,000 for the three months ended September 29, 2001.  The decline is partially due to a reduction in pay for John B. Conroy, the Company’s previous Chief Executive Officer, from an annual salary of $180,000 in fiscal 2001 to $90,000 in fiscal 2002.  The decline was offset by additional general and administrative expenses of IST during the twelve days from the date of the acquisition of IST to the end of the fiscal quarter.  Those expenses totaled $13,000 for the current quarter.

General and administrative expenses decreased $106,000 to $183,000 for the nine months ended September 28, 2002 from $289,000 for the nine months ended September 29, 2001.  The decline is partially due to a reduction in pay for John B. Conroy, the Company’s previous Chief Executive Officer, from an annual salary of $180,000 in fiscal 2001 to $90,000 in fiscal 2002.  As a result, salary and related payroll expenses were reduced by approximately $68,000 for the nine months ended September 28, 2002 as compared to the nine months ended September 29, 2001.  The current level of general and administrative expenses for the nine month period is expected to increase significantly in future periods compared to the level incurred in the nine months ended September 28, 2002, due to the future operations of IST.

Interest Income.  Interest income decreased $2,000 to $2,000 for the three months ended September 28, 2002 compared to $4,000 for the three months ended September 29, 2001.  The decline is due to a decrease in cash reserves on account at financial institutions as the Company drew on its reserves to fund operations, and lower interest rates over the investment period.

Interest income decreased  $12,000 to $7,000 for the nine months ended September 28, 2002 from $19,000 for the nine months ended September 29, 2001.  The decline is due to a decrease in cash reserves on account at financial institutions and fluctuations in interest rates over the investment periods.  On September 16, 2002, the Company completed an equity financing, raising $300,000 before related costs.  As a result of that financing, and the use of cash in operations, invested funds increased $9,000 to $482,000 at September 28, 2002 from $473,000 on December 29, 2001.

Other Income. Other income during the three months ended September 28, 2002 was $6,000 compared to none for the three months ended September 29, 2001.  Other income for the three months ended September 28, 2002  consisted of $3,000 in equipment rental income and $3,000 in a rebate from the Company’s prior retirement plan manager.

Other income during the nine months ended September 28, 2002 was $15,000 consisting of $6,000 in equipment rental income, a $3,000 retirement plan rebate and an insurance rebate of $6,000.  Other income during the nine months ended September 29, 2001 consisted of $15,000 in consulting fees earned as a result of an agreement between the Company and Christenson Electric, Inc. and $17,000 of disputed accounts payable issues that were resolved in the Company’s favor.  The Christenson agreement was discontinued effective April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

On September 16, 2002, the Company sold 1,363,629 shares of common stock in conjunction with a private placement at $.22 per share.  The Company received proceeds from the private placement, net of related costs, of approximately $280,000.  Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At September 28, 2002, the Company had net working capital of approximately $238,000 and its primary source of liquidity consisted of cash and cash equivalents.  The Company does not have a line of credit.

On September 16, 2002, the Company acquired Innovative Safety Technologies, LLC (IST) in exchange for 1,818,181 restricted shares of the Company’s common stock.  Accounts receivable increased to $7,000 at September 28, 2002 from $ 0 at December 29, 2001.  The increase is due primarily to outstanding trade receivables acquired in conjunction with the Company’s merger with IST.  Inventory increased to $24,000 at September 28, 2002 from $ 0 at December 29, 2001.  The increase is due to inventory acquired in conjunction with the Company’s merger with IST.

Property and equipment increased to $136,000 at September 28, 2002 compared to none at December 29, 2001 as a result of the merger with IST.  The increase consists of $108,000 related to a mold used to manufacture the Company’s products and $29,000 for miscellaneous computer equipment.  Other assets increased $399,000 to $414,000 at September 28, 2002 from $15,000 at December 29, 2001.  The increase was due primarily to the purchase of intangible assets acquired in conjunction with the merger with IST.  The intangible assets purchased consist of $330,000 of existing technology $69,000 of goodwill.  Other than for legal and advisory expenses, no cash was paid for the acquisition of the IST.

Accounts payable increased $119,000 to $164,000 at September 28, 2002 compared to $45,000 at December 29, 2001.  At September 28, 2002, $77,000 of accounts payable relate to legal expenses associated with the Company’s merger with Innovative Safety Technologies.  Also included in accounts payable are $62,000 in outstanding payables that are associated with the operations of IST.

Other current liabilities increased $60,000 to $ 112,000 at September 28, 2002 compared to $52,000 at December 29, 2001.  The increase is due primarily to $61,000 in accrued liabilities assumed as a result of the merger with IST.  This balance consisted of a $30,000 loan by a shareholder to IST, and $21,000 owed for advisory expenses incurred by IST associated with the acquisition by the Company.

The Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months.  If certain assumptions do not hold true and objectives are not met, the Company will need to raise additional capital during that period.  There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company.  The Company is currently reviewing several alternatives for raising capital should that need arise.  The Company has no commitments for capital expenditures in material amounts at September 28, 2002.  The Company anticipates adding several new employees during the next twelve months if its products achieve increasing levels of acceptance in the marketplace.

Item 3.  Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.  The Company does not currently have a Chief Financial Officer.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

Item 2.    Stock Sold

The following information is being provided pursuant to Section 4.2 of the Securities Act of 1933, Reg. D, Section 506.

On September 16, 2002, the Company acquired Innovative Safety Technologies, LLC (IST) in exchange for 1,818,181 shares of the Company’s common stock.  The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933.

Concurrent with the acquisition on September 16, 2002, the Company issued 1,363,629 shares of restricted common stock in conjunction with a private placement at $.22 per share.  In total, the Company received net proceeds from the private placement of approximately $280,000.  Issuance costs relative to the private placement were $20,000.  These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.

In accordance with the terms of the acquisition, on  September 26, 2002, the Company issued an additional 281,345 shares of common stock to employees of IST as settlement for $46,000 of past due wages incurred prior to the acquisition.  These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.

Also in accordance with the terms of the acquisition, the Company issued an additional 45,454 shares of its common stock as partial payment of past due amounts owed by IST to a financial advisor.  These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b) Reports on Form 8-K

                                No reports on Form 8-K were filed during the quarter ended September 28, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 12, 2002

MICROFIELD GRAPHICS, INC.

By: /s/	STEVEN M. WRIGHT
Steven M. Wright
President and Chief Executive Officer
(Principal Executive and Financial Officer)

CERTIFICATIONS

I, Steven M. Wright, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Microfield Graphics, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/	Steven M. Wright
Steven M. Wright
President and Chief Executive Officer