Form 10QSB/A
period 2002-09-28
MICROFIELD GRAPHICS INC /OR
filed 2002-11-13
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB/A

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

The Registrant has filed this Amendment to its Form 10-QSB for the quarter ended September 28, 2002 to reflect an update to the valuation of its securities issued in conjunction with its merger with Innovative Safety Technologies, LLC and to reflect the resulting balance sheet changes including the significant increases in assets and shareholder equity.

MICROFIELD GRAPHICS, INC.

FORM 10-QSB/A

Item 1. Financial statements

MICROFIELD GRAPHICS, INC.

CONSOLIDATED BALANCE SHEET

	September 28, 2002	December 29, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$482,089	$473,118
Accounts receivable	7,144	—
Inventory	24,292	—
Other current assets	1,500	—
Total current assets	515,025	473,118

Property and equipment, net	136,056	—
Intangible assets, net	324,845	—
Goodwill	250,400	—
Other assets	20,975	14,992
	$1,247,301	$488,110

Current liabilities:
Accounts payable	$164,169	$45,320
Other current liabilities	112,374	52,155
Total liabilities	276,543	97,475

Shareholders’ equity:
Common stock, no par value, 25,000,000 shares authorized, 8,104,675 and 4,596,066 shares issued and outstanding, respectively	16,493,554	15,757,643
Accumulated deficit	(15,522,796)	(15,367,008)
Total shareholders’ equity	970,758	390,635
	$1,247,301	$488,110

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
	September 28, 2002**	September 29 2001	September 28, 2002**	September 29, 2001

Sales	$2,590	—	2,590	$—
Cost of goods sold	1,244	—	1,244	—
Gross profit	1,346	—	1,346	—

Operating expenses
Sales	13,536	—	13,536	—
Marketing	5,254	—	5,254	—
General and administrative	72,015	82,947	182,716	289,487

Loss from operations	(89,459)	(82,947)	(200,160)	(289,487)

Other income
Interest income, net	2,064	4,342	7,014	19,449
Other income, net	5,682	—	14,690	77,331

Loss before provision for	(81,713)	(78,605)	(178,456)	(192,707)
Income taxes
Provision for income taxes	—	—	—	—

Loss from continuing operations	(81,713)	(78,605)	(178,456)	(192,707)

Discontinued operations:
Gain on discontinued SoftBoard opreations	10,469	21,903	22,668	21,903

Net loss	$(71,244)	$(56,702)	$(155,788)	$(170,804)

Basic and diluted net loss per share: from continuing operations	$(0.02)	$(0.02)	$(0.04)	$(.04)

from discontinued operations	$0.01	$0.01	$0.01	$0.00

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares used in per share calculations per share calculations:
Basic and diluted	5,135,852	4,596,066	4,775,995	4,596,316

**The Consolidated Statements of Operations for the three and nine months ended September 28, 2002 presented above, contain revenue and expense data of Innovative Safety Technologies for the twelve days from the acquisition date, September 16, 2002, to the end of the periods presented.  See note 5.

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 28, 2002	September 29, 2001
Cash Flows From Operating Activities:
Net loss	$(155,788)	$(170,804)
Add (deduct):
Gain on sale of discontinued operations	(22,668)	(21,903)

Loss from continuing operations	(178,456)	(192,707)
Depreciation and amortization, net	5,758

Changes in current assets and liabilities:
Accounts receivable	482	93,101
Inventory	313
Other current assets	500	37,119
Accounts payable	60,187	(52,021)
Other current liabilities	(175,461)	(184,712)

Net cash used by continuing operations	(286,677)	(299,220)
Net cash provided by discontinued operations	22,668	21,903

Net cash used by operating activities	(264,009)	(277,317)

Cash flows from investing activities
Purchases of fixed assets	(3,231)	—
Net cash acquired in merger with IST	2,194	—
Other assets	(5,983)	—

Net cash used by investing activities	(7,020)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	280,000	—
Payments to repurchase common stock	—	(636)

Net cash provided (used) in financing activities	280,000	(636)

Net increase (decrease) in cash and cash equivalents	8,971	(277,953)

Cash and cash equivalents, beginning of period	473,118	830,634
Cash and cash equivalents, end of period	$482,089	$552,681

Supplemental schedule of noncash financing and investing activities:
Common stock issued upon merger with IST	$400,000
Net tangible liabilities acquired from merger with IST	$113,400
Net intangible assets acquired in merger with IST	$(580,400)
Issuance of stock to settle miscellaneous liabilities	$56,000

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

3.              Inventories

Inventories are stated at the lower of first-in, first-out, cost or market value, and consist of the following:

	September 28, 2002	December 29, 2001

Raw materials	$13,792	$-0-
Work in process	10,500	-0-

	$24,292	$-0-

4.              Property and Equipment

Property and equipment consist of the following:	September 28, 2002	December 29, 2001
Equipment	$28,125	$-0-
Product mold	108,534	-0-

	136,659	-0-
Less accumulated depreciation and amortization	603	-0-

	$136,056	$-0-

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

The value of the Company’s common stock was determined based on the  price of the Company’s common stock sold simultaneously with the merger in a private placement offering to private investors on September 16, 2002.  The components of the purchase price were as follows:

Common Stock	$400,000
Direct acquisition costs	67,000
Total purchase price	$467,000

In accordance with Financial Accounting Standard (SFAS) No. 141,  Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$36,400
Equipment	133,400
Amortizable intangible assets	330,000
Goodwill	250,400
Current liabilities	(230,800)
Note payable	(52,400)
Total	$467,000

Amortizable intangible assets consist of patents and developed technology used in the Company’s No Tug Plug™ and Internet Observation™ System (IOS).  These intangible assets acquired have estimated useful lives as follows: Patent and existing technology relative to the Company’s No Tug Plug™ – ten years; Developed technology relative to the IOS product - five years. Goodwill of $250,400 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

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

	Nine months ended September 28, 2002	Nine months ended September 29, 2001

Sales	$43,177	$-0-

Gross profit	24,858	-0-

S G & A expenses	506,629	304,152

Operating loss	(481,771)	(304,152)
Other income & expense	8,446	96,780

Loss from continuing operations	(473,325)	(207,372)
Gain on discontinued operations	10,469	21,903

Net loss	$(462,856)	$(185,469)

Basic and diluted net loss per share	$(.06)	$(.02)

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

Property and equipment increased to $136,000 at September 28, 2002 compared to none at December 29, 2001 as a result of the merger with IST.  The increase consists of $108,000 related to a mold used to manufacture the Company’s products and $29,000 for miscellaneous computer equipment.  Other assets increased $399,000 to $414,000 at September 28, 2002 from $15,000 at December 29, 2001.  The increase was due primarily to the purchase of intangible assets acquired in conjunction with the merger with IST.  The intangible assets purchased consist of $330,000 of existing technology and $250,400 of goodwill.  Other than for legal and advisory expenses, no cash was paid for the acquisition of the IST.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.
11	Statement regarding computation of per share loss
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 28, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 12, 2002

MICROFIELD GRAPHICS, INC.

By: /s/	STEVEN M. WRIGHT
Steven M. Wright
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Steven M. Wright, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB/A of Microfield Graphics, Inc.;

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
Steven M. Wright
President and Chief Executive Officer

CERTIFICATE REGARDING MICROFIELD GRAPHICS, INC.’S 10-QSB/A

FOR THE QUARTER ENDED SEPTEMBER 29, 2002

In connection with the quarterly report on Form 10-QSB/A of Microfield Graphics, Inc. (the “Company”) for the quarter ended September 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Covered Report”), I, the principal executive officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that:

The Covered Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the Covered Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this certificate as of this 12th day of November 2002.

/s/	Steven M. Wright
Steven M. Wright
President and Chief Executive Officer