Form 10KSB
period 2002-12-28
MICROFIELD GRAPHICS INC /OR
filed 2003-03-21
CIK 944947

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number : 0-26226

Microfield Graphics, Inc.

(Name of small business issuer in its charter)

Oregon	93-0935149
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1631 NW Thurman St., Ste. 310 Portland, Oregon 97209 (Address of principal executive offices and zip code)	(503) 419-3580 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.     ☐

      Issuer’s revenues for its most recent fiscal year were $233,000.

      The aggregate market value of voting stock held by non-affiliates of the registrant at March 1, 2003 was $1,974,000, computed by reference to the average bid and asked prices as reported on the Nasdaq Bulletin Board Market.

      The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2003 was 8,224,652 shares.

      The index to exhibits appears on page 33 of this document.

Documents Incorporated by Reference

      The issuer has incorporated into Part III of Form 10-KSB, by reference, portions of its Proxy Statement dated April 11, 2003.

      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

MICROFIELD GRAPHICS, INC.

FORM 10-KSB INDEX

PART I

Item 1.     Business

Introduction

      Microfield Graphics, Inc. (the “Company”) specializes in the acquisition and deployment of branded products and services with strong intellectual property asset value, broad based market appeal and the potential for significant growth. The Company’s objective is to leverage its assets and value to acquire a portfolio of promising emerging companies that have achieved real revenues and have attained, or are on the threshold of positive cash flow. The Company completed its first purchase transaction in September 2002, with the acquisition, via merger, of Innovative Safety Technologies, LLC. The LLC was merged into Microfield’s wholly owned subsidiary Microfield Merger Sub, Inc., which was subsequently renamed Innovative Safety Technologies, Inc. (“IST”).

      This acquisition established a new direction for the Company since it had previously sold substantially all of the assets used in its prior business, in October 2000 (see below). The acquisition of IST was completed on September 17, 2002. As of December 2002, IST was the only operating entity owned by the Company.

      IST’s mission is to identify, develop and market products that improve and promote safety and security. Currently, IST develops and markets branded safety and security products and services under the names “Internet ObservationTM Systems” (“IOS”) and “No Tug PlugTM Electrical Outlet Cover” (“No Tug Plug”).

      The recently launched IOS product line was introduced during the 4th Quarter of 2002. The IOS systems provide state of the art digital video recorders and cameras for surveillance, condition monitoring, theft prevention, property protection, employee adherence, and general security and observation applications. The output of the system’s cameras can be in monitored and viewed simultaneously in real-time from either on-site or via the Internet anytime and anywhere. The IOS branded products are expected to produce sales revenue from both the wholesale and retail market segments.

      IST’s first product, the No Tug Plug is designed to replace a standard 110-volt electrical outlet faceplate. The No Tug Plug’s patented design utilizes two horizontally sliding and locking covers over the electrical outlet. This unique feature locks the electrical cords into the outlet while in use, thus keeping the electrical cord from being accidentally unplugged or removed. When the outlets are not in use, the covers lock shut over the outlet to prevent access. These safety features protect small children from sticking small fingers or objects into the exposed outlet, while also securing an uninterrupted power source to appliances and equipment.

      Prior to October 24, 2000 the Company developed, manufactured, and marketed computer conferencing and telecommunications products designed to enhance and facilitate group communications. The Company’s product lines consisted of a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems sold under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color. The SoftBoard system utilized proprietary technology that had been owned by the Company. On October 24, 2000 the assets of the Company that were utilized in operating the SoftBoard business were sold to Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation. Prior to the acquisition of IST in September 2002, the Company had not been engaged in continuing operations since the date of the sale of its SoftBoard assets to Greensteel.

      The Company was incorporated in Oregon in 1986. The Company’s executive offices are located at 1630 NW Thurman St., Ste. 310, Portland, OR 97209

Products

Internet ObservationTM Systems

      IST has designed its IOS product line to be the most user-friendly, fully functional and cost-effective digital video viewing and recording systems available in the market today. IOS is a safety and security monitoring and recording system that is accessible from anywhere in the world over the internet. The IOS system consists of a digital video recorder that is connected via fiber, CAT 5 or coaxial cable to one or a series of cameras that monitor a particular location or locations that our customers want to observe. IOS systems are scalable to fit any application or job size depending on the end-user’s needs. IST currently develops, manufactures and markets its IOS brand of digital viewing and recording products to sales channels including value added resellers (“VARs”), Agents and end-users.

      Utilizing the latest, state-of-the-art digital recording equipment and camera technology, the systems are used in applications such as management viewing systems, commercial and residential security and surveillance, and to observe and monitor remote facilities such as child care, assisted living, or unmanned facilities such as power generation, communications and water systems.

      Management viewing systems. Utilizing IOS systems as a management tool in an on-site or remote monitoring capacity can save the owner significant time and expense. IOS systems can help in numerous instances where there is a risk of loss to a company or individual. By installing cameras in critical locations, the IOS system can help reduce or eliminate customer and employee theft, inventory shrinkage and vandalism. Cameras placed in strategic locations visible to all who pass by, such as the main floors of a retail store or over the cargo docks of an inventory warehouse, serve as a deterrent to theft. The system is capable of operating during daylight or at night and keeps a record of all activity occurring at each location where a camera is located. The systems are capable of being managed within an existing on-site network infrastructure or via the Internet so that multiple viewers can monitor the cameras simultaneously. The systems also have controls which enable the management to restrict viewing of specific cameras to specific authorized personnel or customers.

      Management can also monitor employee productivity and trends, verify accident and injury claims and observe company policy adherence by employees. With the capacity of the digital video recorder, activity can be recorded for up to sixty days or longer and the recorded video can be viewed at any time, 24 hours a day, either on site or remotely via the Internet. This is a helpful tool for a manager or business owner who is traveling or works from another facility and wants to check in on the location’s activities. The system can also be installed in multiple locations owned by a company, thus reducing the amount of valuable time and expensive travel costs previously required to visibly monitor and observe those locations.

      Commercial and residential security and surveillance. The IOS system, when installed at a residence, can help deter vandals and burglars. This helps safeguard the owners’ personal property and other important assets. When used in conjunction with an alarm system, the homeowner can quickly check in on the system to see what’s occurring when he is notified of an alarm by the security company. This may give the homeowner precious time to react to a situation that may result in the saving of one’s life, or the protection of valuable possessions. The ability to observe in real time, could help pinpoint the location of a fire to assist the firemen fighting the fire, or help police in locating a burglar who is still on the premises.

      Observe and Monitor Remote Facilities: A premier feature of the IOS system is the ability to observe remote facilities or specific individuals when the viewer is not able to physically visit the location. For instance, an IOS system can be installed in a childcare or assisted living facility. The owner of the facility can provide the family members access to the system via the Internet using an individually assigned password which allows them to view a specific set of cameras. Children of assisted living tenants can now have the ability to see at any time what their loved-one is doing at the facility. The facility has the responsibility to manage who has access to the system and whether to offer this benefit for free or at a monthly fee.

      An important use of the IOS system is for protection and remote management of unmanned facilities such as water sources, power generation, telecommunications equipment and towers, bridges, tunnels and other critical facilities that are remote in nature and are difficult to adequately monitor and protect without the benefit of real-time remote viewing and recording capabilities.

No Tug PlugTM

      Electrical outlets are one of the most dangerous hazards for small children in homes, schools and childcare centers and are involved in over 5,300 house fires annually in the United States. Thousands of children are treated each year in hospital emergency rooms for injuries caused from electrical shock in the home. The No Tug PlugTM Electrical Outlet Cover (“No Tug Plug”) was developed to help reduce these dangerous household safety problems. The No Tug Plug protects children from electrical shock by covering an outlet completely and locking in dangerously exposed plugs. Some safety outlet products available on the market cover up electrical outlets to keep children from sticking objects into them. With the exception of the No Tug Plug no product on the market eliminates the possibility that an appliance or light cord can be pulled from an outlet, exposing the outlet to children. The No Tug Plug was named “Best New Safety Product...2002” by NECA Safety Trainer Michael Murphy.

      The No Tug Plug consists of an electrical outlet face plate designed with two safety covers for each outlet receptacle. After removing the standard outlet face plate, the No Tug Plug Safety Plate is installed in its place. The safety covers when pinched together slide open to expose the outlet so that an electrical cord can be plugged into the outlet. The safety covers then slide back over the top of the plug, locking the cord into the outlet. The plug can not be pulled out of the outlet, which keeps small children from being exposed to a dangerous situation. When the outlet is not being used, the safety covers lock in place completely securing the outlet.

      The No Tug Plug was designed to be tamper resistant by kids. The product comes in two colors, and is made of a high quality plastic material. The No Tug Plugs are currently used in homes, day care centers, businesses, schools and any other location where uninterrupted power and electrical safety are paramount.

Product Development

      Shortly after the inception of Innovative Safety Technologies, LLC in July 2001, IST purchased the patent rights to the No Tug Plug from its inventors. IST uses an outside contractor to manufacture the basic face plate of the No Tug Plug. Any development work or changes to the product are first requested by IST and later designed by the contractor with the input and approval of IST. IST at times has engaged the assistance of outside experts to refine the product, the manufacturing mold and the manufacturing process for the No Tug Plug. Currently, IST does not have any internal engineering or product development staff dedicated to making future changes to the No Tug Plug product.

      In September 2002, Innovative Safety Technologies, LLC purchased the assets and the IOS name from an individual whose company was selling security monitoring systems under the IOS name. Innovative Safety Technologies, LLC acquired all rights to the IOS product in that transaction, and after the acquisition date employed the founder of that company in a sales role with IST. IST has purchased all of the individual components it uses in the IOS systems from outside manufacturers, but has since developed strategic relationships that are expected to enable IST to manufacture, brand and market its own product line to all levels of distribution by early second quarter 2003. This fundamental change should allow IST to enjoy greater margins and create increased value through development of the IOS branded product lines. In addition, as industry technology changes and improves, the IOS systems can be adapted to changing market conditions.

      The IOS products can meet myriad business and personal needs. These range from security applications that protect a business or residence from break-in and theft, to viewing a loved one from thousands of miles away. As customers voice their specific requests, the IOS sales staff and design team develops new applications to meet those needs. As a result, there is constant product application development occurring as IST designs and markets product solutions to satisfy customers’ individual needs and the diverse demands of the safety and security marketplace.

      The Company had no expenditures for research and development costs in each of fiscal years 2001 and 2002.

Marketing, Sales and Distribution

     Internet ObservationTM Systems

      IST currently markets its IOS systems through agents, VARs and directly to the end users markets within the western United States. IST’s Vice President of Sales oversees the relationships with the agents and

VARs, which consist of companies experienced in the marketing and installation of digital video recording systems and related equipment. These marketing partners purchase the IOS systems from the Company at a significant discount off the retail sales price and are responsible for sales, design, system configuration and installation of the IOS branded system into their customers’ locations. The Agents and VARs are trained by Company personnel on product knowledge and how to design and install the IOS systems before they are allowed to participate in the marketing and installation of the products.

      IST also designs, sells and installs IOS systems directly to end-user locations and contacts its potential customers through its direct sales team located at its Portland, Oregon offices. Using a database compiled from several sources and using various outbound marketing methods to generate interest and increase market awareness, customer demonstrations are given using an actual operating IOS system. IST has the ability to provide the IOS product demonstrations both remotely via a portable demonstration unit and at IST’s headquarters using a system installed in the building. Once an end-user customer has committed to installing an IOS system, the sales support engineer will visit the customer location and design a customized system based on several factors including day versus night application, number of monitoring and view points, whether the cameras should be hidden or exposed, weather conditions and potential obstructions. These factors and many others are carefully considered in determining the number and type of cameras, the power and capacity of the digital video recorder, and the method of most effectively installing and connecting the system together

     No Tug PlugTM

      IST first started actively selling the No Tug Plug in January 2002. The No Tug Plug is currently sold through both indirect and direct channels. Direct sales from IST to the end-user market are limited and are made primarily through phone orders and the Company’s website.

      IST has contractual relationships with a number of indirect marketing partners including distributors and product representatives through which it currently distributes the No Tug Plug product. These indirect distribution partners have a network of sales contacts with the buyers of major consumer retailers such as Wal-Mart and Walgreens. Distributors obtain orders directly from the large retailers and in turn place orders to purchase product directly from IST in order to re-sell the product to the retailer. Product Representatives simply function as a “broker” of the transaction between IST and the retailer and are paid a sales commission for creating the sale. IST has no responsibility related to the ultimate resale of products by the distributor. During the fourth quarter of 2002, IST received an order from one of its distributors for 107,000 units of its No Tug Plug product. These units were sold through the distributor to Wal-Mart stores for distribution throughout their retail stores in the United States. These units were shipped during the fourth quarter of 2002, and the revenue from those shipments was recognized in that quarter.

      IST commenced operations in July 2001, and therefore has limited sales history from which to predict future sales patterns of the No Tug Plug. Depending on the acceptance of the No Tug Plug in the marketplace, there can be no certain assurance that retailers who currently carry the product will continue to purchase this product on an ongoing basis, or that other retailers will order and sell significant quantities of the No Tug Plug product in the future. Also, as with any large distributor relationships, order rates may be subject to quarterly fluctuations as demand builds and inventories are adjusted.

Manufacturing and Supply

Internet ObservationTM Systems

      The principal components of the various IOS systems consist of a digital video recorder, digital cameras, cabling and a viewing monitor, if needed. Currently, IST purchases off-the-shelf components manufactured by various third parties and has them branded with the IOS name. These products are shipped from the manufacturer to either a distributor or to IST where they are taken to a customer site. IST or its distribution partner then installs the product at the customer site and trains the customer on its functionality and specific uses.

      While IST does not currently manufacture the IOS brand of digital video equipment, comparable products needed to replace current product lines are readily available from other various product manufacturers through current supplier resources.

     No Tug PlugTM

      The principal components of the No Tug Plug consist of a face-plate, four sliding safety clips, and an installation screw. IST owns the two injection molds required to produce the No Tug Plug product. There is a 4-cavity mold which produces the main face plate and a 16-cavity mold which produces the clip covers of the product. The mold has a useful life of one million presses creating 4 million units. Through December 28, 2002, approximately 125,000 No Tug Plug units have been produced. IST has contracted with a local manufacturer to produce its faceplate and clip covers from the molds. The manufacturer is responsible for purchasing and storing all of the raw materials needed to produce the face plates, product assembly and boxing. Until used in production, the raw materials remain the property of the manufacturer.

      To fulfil product orders for the No Tug Plug, the contracted manufacturer is given an order from IST for a certain number of units. Once manufactured and assembled, product is then shipped to a labor subcontractor, where the product is properly packaged, put into boxes and palletized, if necessary, and then shipped to the ordering customers’ designated delivery sites.

      Certain components of the IST’s products and labor services are purchased from single sources. IST believes alternative sources are readily available and could be located and qualified for all components. IST does not, however, have any long-term supply contracts with any vendors. Although a component may be available from more than one supplier, IST could incur delays in switching suppliers, which could have an adverse effect on the Company’s sales and results of operations.

      IST does not have a production facility. The production facility for its material subcontractor is located in Vancouver, Washington, and the production facility for its labor subcontractor is located in Albany, Oregon. The labor subcontractor currently warehouses a majority of the Company’s finished goods inventory for the No Tug Plug.

Competition

No Tug PlugTM

      The primary competitors of the No Tug Plug product are companies such as Safety First, Leviton Manufacturing Company and Kidco. These companies currently offer protective outlet cover products under their brand names and are marketing them through retail channels. Although IST believes that the electrical outlet safety products marketed by these companies are significantly inferior in design, functionality, quality and use to the No Tug Plug, these companies are significantly larger than IST and in some cases currently possess significantly broader and more mature distribution outlets than IST has developed to date.

Internet ObservationTM Systems

      The Company believes its ability to compete effectively in the market for digital video recorders, cameras and related products depends on price and key product characteristics, including access to leading edge technology, product functionality, product sourcing, brand value and awareness, ease of use, reliability and durability.

      The current market for digital video recorders is primarily derived from two main product lines — embedded-chip technology and PC-based products. IST will market IOS systems within both of these product segments. The embedded-chip digital video recorder market is much more mature than the PC-based market and is currently dominated primarily by larger providers such as Kalatel and Dedicated Micros. The PC-based digital video recorder market is much less mature, relatively new technology using Microsoft Windows operating systems as the main platform. These products are generally less stable than embedded chip systems but are much more user friendly and feature rich in comparison. The PC-based market is very fragmented with no clear leaders yet established as dominant manufacturers or providers of this technology to date.

      IST believes it will be well positioned to successfully compete in both the embedded-chip and PC-based digital video recorder markets. The advantage of the IOS branded products will be to offer industry-leading technologies at very competitive prices.

      Many of IST’s competitors are more established, benefit from greater name recognition and have significantly greater financial, technological, production and marketing resources than IST. In addition, many of these companies have large and established sales forces and have been selling their products to the same customers targeted by IST for a substantial period of time. The market acceptance of certain competing products that are based on different technologies or approaches could have the effect of reducing the size of the market for the IST products, resulting in lower prices and erosion of the Company’s gross profit.

Intellectual Property

      As a part of the purchase of IST, the Company owns United States Patent No. 5,288,945. This patent covers the No Tug PlugTM and was issued in February 1994. The patent was purchased by Innovative Safety Technologies, LLC in July 2002 from the original inventor. IST has also applied for, and was granted the Trademark for the mark “No Tug Plug,” in November, 2002.

      The Company protects its intellectual property rights through a combination of patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other measures. The Company believes, however, that its financial performance will depend more upon the innovation and marketing abilities of its employees than upon such protection.

Government Approval or Regulations

      The Company’s products do not require additional testing or approval to meet any federal safety regulations. Certain components that are a part of the IOS system have been tested by their respective product and/or component manufacturers. There are no federal regulations related to the business.

Employees

      As of February 28, 2003, the Company employed 7 persons. None of the Company’s employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

Item 2.     Properties

      The Company’s facilities in Portland, Oregon consist of approximately 1,500 square feet of office space. This office facility is occupied pursuant to a month-to-month lease. The Company currently outsources all of its manufacturing and assembly and therefore does not own or lease any manufacturing space.

Item 3.     Legal Proceedings

      The Company is not a party to any pending legal proceedings.

Item 4.     Submission of Matters of a Vote of Security Holders

      No matters were submitted to a vote of the Company’s shareholders during the year ended December 28, 2002.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

      The Company’s common stock is quoted on the Nasdaq Bulletin Board Market under the symbol “MICG” The following table sets forth the high and low sales prices as reported by the Nasdaq Bulletin Board Market for the periods indicated.

	Low	High

Fiscal 2001
First Quarter	$0.08	$0.28
Second Quarter	0.07	0.18
Third Quarter	0.04	0.15
Fourth Quarter	0.04	0.16
Fiscal 2002
First Quarter	$0.05	$0.07
Second Quarter	0.04	0.06
Third Quarter	0.05	0.25
Fourth Quarter	0.19	0.78

      There were 173 shareholders of record and the Company believes approximately 950 beneficial shareholders at March 6, 2003. There were no cash dividends declared or paid in fiscal years 2002 or 2001. The Company does not anticipate declaring such dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following equity compensation information, as of December 28, 2002, is presented in compliance with SEC regulation S-B Item 201(d).

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		under Equity
	Issued upon	Weighted Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options and	Options and	Reflected in
Plan category	Warrants(a)	Warrants(b)	Column(a))(c)

Equity compensation plans approved by security holders	261,188	$0.39	-0-
Equity compensation plans not approved by security holders	2,086,000	$0.45	-0-
Total	2,347,188	$0.44	-0-

      The Company has an Incentive Stock Option Plan. At December 28, 2002, 261,188 shares of common stock were reserved for issuance to employees, officers and directors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over four years.

      In connection with a Subordinated Promissory Note agreement entered into on June 30, 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. On December 24, 2000, the Company repaid the Subordinated Promissory Note. The warrants expire on June 30, 2005.

      On October 15, 1999 the Company issued a warrant to certain of its debt holders to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.75 per share. In accordance with the terms of the warrant, the holder, in lieu of exercising the warrant, has the option to convert the warrant into a number of shares to be determined based on a formula which considers the difference between the fair market value of the Company’s common stock at the time of conversion and the exercise price of the warrant. The warrant expires in October 2003.

Item 6.	Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Overview

      On September 16, 2002 Microfield Graphics, Inc. (the “Company”) acquired Innovative Safety Technologies, LLC (IST). IST designs and sells internet based security observation systems under the name Internet ObservationTM Systems (IOS). It also sells a child safety product under the name “No Tug PlugTM.”

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

      The No Tug PlugTM Safety Plate attaches to a wall outlet and prevents an electrical cord from being pulled out of an electrical socket by a small child, thereby preventing them from sticking small fingers or objects into an exposed outlet.

      These two products are expected to provide the substantial majority of the Company’s sales in the foreseeable future. The Company’s results will therefore depend on continued and increased market acceptance of these products and the Company’s ability to modify them to meet the needs of its customers. Any reduction in demand for, or increase in competition with respect to these products could have a material adverse effect on the Company’s financial condition and results of operations.

      Prior to October 24, 2000 the Company developed, manufactured, and marketed computer conferencing and telecommunications products that facilitate group communications. The Company’s product lines consisted of a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems sold under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. Information written or drawn on the SoftBoard surface is recorded and displayed on a personal computer simultaneously and in color, and utilizes proprietary technology that had been owned by the Company. Following the sale of assets to Greensteel, a wholly-owned subsidiary of PolyVision Corporation, and prior to the acquisition of Innovative Safety Technologies, LLC, the Company had not been engaged in continuing operations.

      The Company is continuing to explore new lines of business through specific strategic acquisitions. While the Company has no current binding agreements with respect to any additional acquisitions, it is actively exploring further potential acquisition transactions.

Critical Accounting Policies

      The discussion and analysis of financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to sales returns, bad debts, excess inventory, warranty obligations, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

•	Revenue recognition and allowances;

•	Inventories;

•	Impairment of long-lived assets;

•	Accounting for income taxes;

      Revenue for the No Tug PlugTM is recognized when products are shipped from the Company’s assembly subcontractor to the Company’s customer. Revenue for the IOS system is recognized when persuasive evidence of an arrangement exists, the IOS system is fully installed, and the Company has completed substantially all of its obligations for installing the system and training the customer according to the terms of the purchase contract. If the Company receives a deposit from a customer, and services are required to fulfill the Company’s obligations under the purchase contract, these deposits are recorded on the Company’s balance sheet as a liability for unearned revenue. Deposits are later recognized as revenue on the Company’s statement of operations when these obligations are completed. Estimated allowances for sales returns are accrued based on experience at the time of shipment.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

      The Company writes down inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of the Company’s inventory, and its reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, and charges against earnings may be required.

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model.

      The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized.

Results of Operations

      The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the business for the periods indicated.

	Fiscal	Fiscal
	2002	2001*

Net sales	100%	N/A	%
Cost of goods sold	62	N/A

Gross profit	38	N/A
Sales expenses	(32)	N/A
Marketing expenses	(18)	N/A
General and administrative expenses	(164)	N/A

Loss from continuing operations	(176)	N/A
Other income	9	N/A

Loss before income taxes	(167)	N/A
Benefit from income taxes	—	N/A

Loss before discontinued operations	(167)	N/A
Discontinued operations	10	N/A

Net loss	(157)%	N/A	%

*	The Company had no revenue in 2001, therefore the amounts as a percentage of sales are not applicable.

      Prior to the acquisition of IST, the Company was not engaged in ongoing operations after the sale of substantially all of its assets on October 24, 2000. Therefore, no comparative data regarding sales, gross profit, or marketing and sales expenses can be presented based on the Company’s current activities. The financial information presented for the twelve months ended December 28, 2002, represents activity in IST for the three and a half months from the date of the acquisition, September 16, 2002 to the end of the fiscal year, combined with the other income and general and administrative expenses incurred by Microfield Graphics, Inc. for the twelve month period ended December 28, 2002.

      Sales. Revenue for the fiscal year ended December 28, 2002 was $233,000 compared to $0 for the same period in 2001. The revenue amount for the current fiscal year comprises product sales during the three and a half months from the date of the acquisition of IST to the end of the fiscal year. The Company had no sales in the prior fiscal year. Sales of the No Tug Plug for this period totaled $169,000, of which $159,000 was sold to one customer.

      Cost of Sales. Cost of sales totaled $144,000 for the fiscal year ended December 28, 2002, compared to $0 for the same period in the prior year.

      Gross Profit. Gross profit for the fiscal year ended December 28, 2002 was $89,000 (or 38%) compared to $0 for the same fiscal year in 2001. The gross profit amount for the current fiscal year is the result of product sales during the three and a half months from the date of the acquisition of IST to the end of the fiscal year. Sales of the No Tug Plug during this period to one customer were $159,000. The low gross profit on the sales to this customer is not indicative of the gross profit margin that IST achieves on sales to other lower volume customers. Future gross profit margins will depend on the volume and mix of sales to its customers. It is anticipated that as revenues from the IOS product line become a larger percentage of overall sales, the higher margins associated with the IOS products will increase the overall gross profit margin.

      Sales & Marketing Expenses. Sales and marketing expenses were $116,000 for the fiscal year ended December 28, 2002, compared to $0 for the fiscal year ended December 29, 2001. The sales and marketing expenses were for activities in IST during the three and a half months from the date of the acquisition of IST to the end of the fiscal year and relate primarily to marketing efforts focused on expanding the market of the

IOS product. The Company had no sales and marketing efforts prior to September 16, 2002 in the current year and had none in the prior year.

      General and Administrative Expenses. General and administrative expenses declined $16,000 to $381,000 for the fiscal year ended December 28, 2002, compared to $397,000 for the fiscal year ended December 29, 2001. The decline is partially due to a reduction in pay for John B. Conroy, the Company’s previous Chief Executive Officer, from an annual salary of $180,000 in 2001 to $90,000 in 2002. The decline was offset by additional general and administrative expenses of IST incurred during the three and a half month period from the date of the acquisition of IST to the end of the fiscal year. The level of general and administrative expenses for the 2003 fiscal year is expected to increase significantly compared to the level incurred in the twelve months ended December 28, 2002, due to the future operations, and a full year of operations, of IST.

      Interest Income. Interest income decreased $13,000 to $9,000 for the fiscal year ended December 28, 2002, compared to $22,000 for the fiscal year ended December 29, 2001. The decline is due to a decrease in cash reserves on account at financial institutions as the Company drew on its reserves to fund operations, and lower interest rates over the investment period.

      Other Income. Other income during the twelve months ended December 28, 2002 was $12,000 consisting of $6,000 in equipment rental income and an insurance rebate of $6,000. Other income during the twelve months ended December 29, 2001 was $82,000 primarily consisting of $60,000 in consulting fees earned as a result of an agreement between the Company and Christenson Electric, Inc. and $17,000 of disputed accounts payable issues that were resolved in the Company’s favor. The Christenson agreement was discontinued effective April 30, 2001.

      Income Taxes. There was no provision for income taxes in 2002 or 2001 due to losses incurred by the Company in both years. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods.

Liquidity and Capital Resources

      On September 16, 2002, the Company sold 1,363,629 shares of common stock in conjunction with a private placement at $.22 per share. The Company received proceeds from the private placement, net of related costs, of approximately $280,000. Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At December 28, 2002, the Company had net working capital of approximately $79,000 and its primary source of liquidity consisted of cash and cash equivalents.

      On September 16, 2002, the Company acquired Innovative Safety Technologies, LLC (IST) in exchange for 1,818,181 restricted shares of the Company’s common stock. Other than for legal and advisory expenses, no cash was paid for the acquisition of IST.

      Accounts receivable increased to $194,000 at December 28, 2002 from $0 at December 29, 2001. The increase is due primarily to outstanding trade receivables resulting from sales of product by IST. There were no sales made by the Company in 2001 which would give rise to a receivable balance at the end of the fiscal year 2001. Inventory increased to $50,000 at December 28, 2002 from $0 at December 29, 2001. The increase is due to inventory acquired in conjunction with the Company’s merger with IST.

      Property and equipment, net of depreciation increased to $134,000 at December 28, 2002 compared to $0 at December 29, 2001 as a result of the merger with IST. The increase consists of $109,000 related to a mold used to manufacture the Company’s products and $33,000 for miscellaneous computer equipment, net of $8,000 of related depreciation. Other long-term assets increased $547,000 to $562,000 at December 28, 2002 from $15,000 at December 29, 2001. The increase was due primarily to the purchase of intangible assets and goodwill acquired in conjunction with the merger with IST. The intangible assets acquired consist of $330,000 of existing technology and $250,000 of goodwill. At December 28, 2002, the existing technology, net of related amortization was $311,000.

      Accounts payable increased $187,000 to $232,000 at December 28, 2002 compared to $45,000 at December 29, 2001. At December 28, 2002, $77,000 of accounts payable relate to legal expenses associated with the Company’s merger with Innovative Safety Technologies. Also included in accounts payable are $122,000 in outstanding payables that are associated with the operations of IST.

      Accrued payroll and payroll taxes decreased $7,000 to $9,000 at December 28, 2002 compared to $16,000 at December 29, 2001. This decrease was due to a difference in the number of weeks of payroll and related taxes that were outstanding at the end of the periods presented.

      Other current liabilities increased $3,000 to $40,000 at December 28, 2002 compared to $37,000 at December 29, 2001. This balance consisted primarily of $15,000 due for commissions and accrued vacation, $15,000 for various loss accruals, and a $9,000 note payable to the individual from whom Innovative Safety Technologies, LLC purchased the initial version of the IOS product concept.

      The Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. This liquidity situation raises substantial doubt about the Company’s ability to continue as a going concern. If certain assumptions do not hold true and objectives are not met, the Company will need to raise additional capital during that period. The Company is currently reviewing several alternatives for raising capital from both current shareholders and new sources of capital. An additional source of funds may be available through the acquisition of entities that will provide ongoing cash flow to support future operations. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company.

      The Company had no commitments for capital expenditures in material amounts at December 28, 2002. The Company anticipates adding several new employees during the next twelve months if its products achieve increasing levels of acceptance in the marketplace.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Microfield Graphics, Inc.

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Microfield Graphics, Inc. and its subsidiary at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from continuing operations and has experienced negative cash flows from continuing operating activities. In addition, the Company may not have sufficient cash resources to meet short-term cash requirements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Portland, Oregon

March 6, 2003

Item 7.     Financial Statements

MICROFIELD GRAPHICS, INC.

CONSOLIDATED BALANCE SHEET

	As of	As of
	December 28,	December 29,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$90,981	$473,118
Accounts receivable, net of allowance of $5,162	193,933	—
Inventory, net of allowance of $7,294	50,411	—
Other current assets	23,826	—

Total current assets	359,151	473,118
Property and equipment, net	133,856	—
Intangible assets, net	311,333	—
Goodwill	250,490	—
Other long-term assets	—	14,992

Total assets	$1,054,830	$488,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,663	$45,320
Accrued payroll and payroll taxes	8,711	15,524
Other current liabilities	39,746	36,631

Total current liabilities	280,120	97,475
Shareholders’ equity:
Common stock, no par value, 25,000,000 shares authorized, 8,224,652 and 4,596,066 shares issued and outstanding, respectively	16,506,034	15,757,643
Accumulated deficit	(15,731,324)	(15,367,008)

Total shareholders’ equity	774,710	390,635

Total liabilities and shareholders’ equity	$1,054,830	$488,110

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Twelve Months	Twelve Months
	December 28,	December 29,
	2002	2001

Sales	$232,648	$—
Cost of sales	143,508	—

Gross profit	89,140	—

Operating expenses:
Sales	74,163	—
Marketing	41,628	—
General and administrative	381,276	396,851

Loss from operations	(407,927)	(396,851)
Other income:
Interest income, net	9,026	21,864
Other income, net	11,916	82,056

Loss before provision for income taxes	(386,985)	(292,931)
Provision for income taxes	—	—

Loss from continuing operations	(386,985)	(292,931)
Discontinued operations:
(Loss) on discontinued SoftBoard operations		(12,058)
Gain on sale of discontinued SoftBoard operations	22,669	21,903

Net loss	$(364,316)	$(283,086)

Basic and diluted net loss per share from continuing operations	$(0.07)	$(0.06)

Basic and diluted net loss per share	$(0.07)	$(0.06)

Weighted average shares used in calculation	5,599,654	4,596,253

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Total
			Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity

Balance, December 30, 2000	4,597,066	$15,758,279	$(15,083,922)	$674,357
Shares repurchased	(1,000)	(636)		(636)
Net loss			(283,086)	(283,086)

Balance, December 29, 2001	4,596,066	$15,757,643	$(15,367,008)	$390,635
Shares issued upon merger with IST	1,818,181	400,000		400,000
Shares issued in private placement	1,363,629	280,000		280,000
Shares issued to settle
Miscellaneous liabilities	387,776	66,000		66,000
Stock options exercised	59,000	2,391		2,391
Net loss			(364,316)	(364,316)

Balance December 28, 2002	8,224,652	$16,506,034	$(15,731,324)	$774,710

The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	December 28,	December 29,
	2002	2001

Cash flows from operating activities:
Net loss	$(364,316)	$(283,086)
Add (deduct)
Loss from discontinued operations	—	12,058
Gain on sale of discontinued operations	(22,669)	(21,903)

Loss from continuing operations	(386,985)	(292,931)
Adjustments to reconcile loss from continuing operations to operating cash flows:
Depreciation and amortization	26,586
Changes in current assets and liabilities:
Accounts receivable	(184,340)
Inventories	(25,806)
Other current and long-term assets	(8,801)	43,612
Accounts payable	127,681	(35,830)
Accrued payroll and payroll taxes	(6,813)	7,504
Other current liabilities	(222,565)	(182,705)

Net cash used by continuing operations	(681,043)	(460,350)
Net cash provided by discontinued operations	22,669	103,470

Net cash used by operating activities	(658,374)	(356,880)
Cash flows from investing activities:
Purchases of property and equipment	(8,348)
Net cash acquired in merger with IST	2,194

Net cash flows used in investing activities	(6,154)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	280,000
Proceeds from exercise of stock options	2,391
Payment for repurchase of common stock		(636)

Net cash flows provided by financing activities	282,391	(636)

Decrease in cash and cash equivalents	(382,137)	(357,516)
Cash and cash equivalents, beginning of year	473,118	830,634

Cash and cash equivalents, end of year	$90,981	$473,118

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$117	$—
Taxes	$—	$—
Supplemental schedule of noncash financing and investing activities:
Common stock issued upon merger with IST	$400,000	$—
Liabilities assumed from merger with IST	$113,400	$—
Net intangible assets acquired in merger with IST	$(580,400)	$—
Issuance of stock to settle miscellaneous liabilities	$66,000	$—

      The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

      Microfield Graphics, Inc. (the “Company”) specializes in the acquisition and deployment of branded products and services with strong intellectual property asset value, broad based market appeal and the potential for significant growth. The Company’s objective is to leverage its assets and value to acquire a portfolio of promising emerging companies that have achieved real revenues and have attained, or are on the threshold of positive cash flow. The Company currently develops, designs, markets and sells safety and security related products under the names No Tug PlugTM, and Internet ObservationTM Systems. The Company’s products are marketed and sold to end users through distribution partners and directly by the Company.

      The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984. The Company’s headquarters are located in Portland, Oregon.

2. Summary of Significant Accounting Policies

Fiscal Year

      The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 28, 2002. The Company’s last fiscal year was the 52-week period ended December 29, 2001.

Principles of Consolidation

      The Consolidated Statements of Operations presented above, contain revenue and expense data of Microfield Graphics, Inc. for the twelve months ended December 28, 2002 and December 29, 2001, and revenue and expense data of its subsidiary Innovative Safety Technologies for the 103 days from the acquisition date, September 16, 2002, to the end of the period presented. All significant inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are primarily maintained at one financial institution.

Inventories

      Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor and overhead. The Company provides inventory allowances based on estimates of excess and obsolete inventories.

Advertising Costs

      Advertising costs are expensed as incurred.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of computer equipment and software is computed using the accelerated declining balance method over the estimated useful lives of the assets. Estimated lives of five years are used for computer equipment and software. The Company’s No Tug PlugTM mold is being depreciated using the units of production method based on an estimated production of 4,000,000 units.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. At December 28, 2002, 79% of accounts receivable was concentrated with one customer. The Company performs credit evaluations of its customers and does not require collateral on accounts receivable balances. The Company has not experienced material credit losses for the periods presented. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition and results of operations.

      The Company currently relies on single and limited supply sources for key components used in the manufacture of its products. Additionally, the Company relies on two contract manufacturers for the production of its products. The Company believes it can supplement or replace either of these manufacturers should they fail to meet the Company’s production requirements. The inability of any single and limited source suppliers or the inability of either contract manufacturer to fulfill supply and production requirements, respectively, could materially impact future operating results.

      The Company’s business is concentrated in the safety and security area. Its future success depends on the buying patterns of its customers and continued demand by customers for the Company’s products. The Company’s success will depend on its ability to enhance its existing products and to develop and introduce, on a timely basis, new cost-effective products as a result of the acquisition of successful companies in line with its mission statement.

      The Company classifies shipping costs as a cost of sales in the month products associated with these costs are shipped to customers.

     Revenue Recognition

      No Tug PlugTM. Revenue is recognized when product is shipped from the Company’s assembly subcontractor to the Company’s customer, the price is fixed and collection is probable. Sales terms are FOB shipping point.

      Internet ObservationTM Systems. Revenue is recognized when persuasive evidence of an arrangement exists, the IOS system is fully installed, and the Company has completed substantially all of its obligations for installing the system and training the customer according to the terms of the purchase contract. If the Company receives a deposit from a customer, and services are required to fulfil the Company’s obligations under the purchase contract, these deposits are listed on the Company’s balance sheet as a liability for unearned revenue. This is later recognized as revenue on the Company’s statement of operations when these obligations are substantially complete.

      IST has sales arrangements with agents and VARs through which the IOS systems are sold. These marketing partners purchase the IOS systems from the IST at a significant discount off the retail sales price and are responsible for sales, design, system configuration and installation of the IOS branded system into their customers’ locations. Revenue on these sales arrangements is recognized upon shipment of the product from IST, or IST’s product vendors, to these agents or VARs. IST is not responsible in these arrangements for any installation, service or customer training before the revenue is recognized.

      As of December 28, 2002 IST did not offer warranties on its products. Nevertheless, at the time of shipment, IST accrues for potential claims for unusable product or returns. Subsequent to year-end IST instituted a 12-month warranty on parts and labor for the IOS systems.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Impairment of Long-lived Assets

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model.

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

Computation of Net Income per Share

      Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted-average number of common shares outstanding during the period. Diluted loss per common share for 2002 and 2001 is based only on the weighted-average number of common shares outstanding during the period, as the inclusion of 2,347,188 and 2,155,000 common share equivalents would have been antidilutive.

Stock Options

      The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1996. SFAS No. 123 allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to continue to follow the provisions of APB Opinion No. 25.

      Had compensation cost for the Company’s plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would have been $85,835 for the year ended December 28, 2002 and $2,353 for the year ended December 29, 2001. Such amounts would be amortized over the vesting period of the options. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been $4,545 and $1,631 for the years ended December 28, 2002 and December 29, 2001, respectively.

      Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the years ended December 28, 2002 and December 29, 2001, would have been changed to the pro forma amounts indicated below:

		2002	2001

Net loss	As reported	$(364,316)	$(283,086)
	Pro forma	$(368,861)	$(284,717)
Basic and diluted net loss per share	As reported	$(0.07)	$(0.06)
	Pro forma	$(0.07)	$(0.06)

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effects of applying SFAS 123 for providing pro forma disclosures for 2002 and 2001 are not likely to be representative of the effects on reported net loss and net loss per share for future years, because options vest over several years and additional awards generally are made each year.

Comprehensive Income

      The Company has no items of other comprehensive income or expense. Accordingly, the Company’s comprehensive loss and net loss are the same for all periods presented.

Use of Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the useful lives of assets, allowances for doubtful accounts, product returns, deferred tax assets, inventory reserves, accrued liabilities and other reserves and contingencies. Actual results could differ materially from these estimates.

Recent Accounting Pronouncements

      SFAS 142. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. We adopted this standard during the current year in connection with the purchase of IST. Accordingly, the goodwill acquired is not being amortized. We have completed an initial goodwill impairment assessment as of December 28, 2002 and have determined that there is no impairment.

      SFAS 144. In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management has completed its evaluation of long-lived assets and has determined there to be no impairments.

      SFAS 145. In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The most relevant provision of SFAS 145 is the rescission of SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt — An Amendment of APB Opinion No. 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of SFAS 145 will not have a material impact on the Company.

      SFAS 146. In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires the recognition of a liability when it has been incurred. The initial measurement of that liability shall approximate fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 will not have a material impact on the Company, but may impact future disposal or exit activities, if any.

      FIN 45. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 15, 2002. Management does not expect that the adoption of FIN 45 will have a material effect on the Company’s financial position, results of operations, or cash flows.

      SFAS 148. In December 2002, the FASB issued Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The annual disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect that the adoption of SFAS 148 will have a material effect on the Company’s financial position, results of operations, or cash flows.

      FIN 46. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 must be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. FIN 46 is not currently applicable to the Company, as no such arrangements exist, but may impact future arrangements, if any.

3. Going Concern

      The Company has suffered recurring losses from ongoing operations and has experienced negative cash flows from continuing operating activities. Additionally, the Company has no significant available sources of liquidity. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. If certain assumptions do not hold true and objectives are not met, the Company will need to raise additional capital during that period. The Company is currently reviewing several alternatives for raising capital from both current shareholders and new sources of capital. An additional source of funds may be available through the acquisition of entities that will provide ongoing cash flow to support future operations. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The consolidated financial statements do not include any adjustments that could result from the outcome of this uncertainty.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Inventories

      Inventories are stated at the lower of first-in, first-out, cost or market value, and consist of the following:

	December 28,	December 29,
	2002	2001

Raw materials	$54,971	$-0-
Finished Goods	2,734	-0-

	57,705	-0-
Less allowance for obsolete inventory	(7,294)	-0-

	$50,411	$-0-

5. Property and Equipment

	December 28,	December 29,
	2002	2001

Property and equipment consist of the following:
Equipment	$33,241	$-0-
Product mold	108,534	-0-

	141,775	-0-
Less accumulated depreciation and amortization	(7,919)	-0-

	$133,856	$-0-

6. Intangible Assets

      The Company amortizes its intangible assets on a straight line basis. The IOS purchased technology is being amortized over five years, and the No Tug Plug purchased technology over ten years.

	December 28,	December 29,
	2002	2001

Intangible assets consist of the following:
Purchased technology-IOS	$310,000	$–0–
Purchased technology-No Tug PlugTM	20,000	–0–

	330,000	–0–
Less accumulated depreciation and amortization	(18,667)

	$311,333	$–0–

      Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Fiscal year	Expense

2003	$64,000
2004	64,000
2005	64,000
2006	64,000
2007	45,917

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Acquisition of Innovative Safety Technologies, LLC.

      On September 16, 2002, the Company acquired Innovative Safety Technologies, LLC (IST) in exchange for 1,818,181 shares of the Company’s common stock. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of IST was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for IST have been included in the Consolidated Statements of Operations for the year ended December 28, 2002, since the date of acquisition.

      IST designs and sells safety and security related products under the brand names No Tug PlugTM and Internet ObservationTM Systems. The Company owns the patent for the No Tug PlugTM which has a remaining life of approximately 10 years. The Internet ObservationTM Systems product is an application of digital video security cameras that relay the signal to a monitoring station that can be accessed locally, or using the internet, from anywhere around the world. The Company anticipates revenue from these acquired technologies will provide the majority of the Company’s revenues for the foreseeable future.

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

      Amortizable intangible assets consist of patents and developed technology used in the Company’s No Tug PlugTM and Internet ObservationTM System (IOS). These intangible assets acquired have estimated useful lives as follows: Patent and existing technology relative to the Company’s No Tug PlugTM — ten years; Developed technology relative to the IOS product — five years. Goodwill of $250,490 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

      In accordance with the terms of the acquisition, on September 26, 2002, the Company issued an additional 281,346 shares of common stock to employees of IST as settlement for $46,000 of past due wages incurred prior to the acquisition. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to that date, the Company paid an additional $64,000 in cash to employees of IST for the remaining amounts owed for past due wages. These amounts were included in the liabilities assumed on September 16, 2002.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also in accordance with the terms of the acquisition, the Company issued an additional 45,454 shares of its common stock in payment of $10,000 of past due amounts owed by IST to a financial advisor. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to the acquisition, the Company paid an additional $20,500 for the remaining amount owed to this creditor. These amounts were included in the liabilities assumed on September 16, 2002.

      On November 6, 2002, the Company issued 60,976 of its common stock in payment of $10,000 of a note payable owed by IST to the individual from whom Innovative Safety Technologies, LLC purchased the initial version of the IOS product concept. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to the common stock issuance, the note payable balance was $10,000. The balance as of December 28, 2002 was $9,000 and is included in current liabilities.

      The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of IST occurred on January 1, 2001.

	Year Ended	Year Ended
	December 28,	December 29,
	2002	2001

Sales	$273,235	$769
Gross profit	112,653	380
S G & A expenses	912,891	535,768

Operating loss	(800,238)	(535,388)
Other income & expense	21,642	102,184

Loss from continuing operations	(778,596)	(433,204)
Gain on discontinued operations	22,669	21,903

Net loss	$(755,927)	$(411,301)

Basic and diluted net loss per share	$(.13)	$(.09)

8. Private Placement

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

9. Discontinued Operations

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

      A total of $22,669 in contingent earn-out payments were received by the Company during the year ended December 28, 2002. The Company received $21,903 during the year ended December 29, 2001. These

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts were recorded as gain on the sale of discontinued operations in the Consolidated Statements of Operations.

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

10. Commitments and Contingencies

Leases

      The Company leases its facilities on a month-to-month basis. Rent expense for the years ended December 28, 2002 and December 29, 2001 was $13,600 and $0, respectively.

Manufacturing and Purchase Commitments

      The Company has agreements with two subcontractors for the production and assembly of the No Tug PlugTM. These agreements are for services, under which the Company places orders with these contractors for product on an as needed basis. The Company does not provide either of the subcontractors with a forecast and is not required to give orders any specific amount of time in advance. These agreements do not contain any material commitments for purchase or assembly of product beyond the as needed basis.

11. Shareholders’ Equity

Incentive Stock Option Plan

      The Company has a Stock Option Plan (the “Plan”). At December 28, 2002 and December 29, 2001, 261,188 and 69,000 shares of common stock were reserved, respectively, for issuance to employees, officers and directors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over four years.

      A summary of the status of the Company’s Stock Option Plan as of December 28, 2002 and December 29, 2001 and for the years then ended is presented below:

	December 28, 2002		December 29, 2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	69,000	$.04	—	$—
Granted at market price	176,188	.39	69,000	.04
Granted at greater than market price	75,000	.44
Exercised	(59,000)	(.04)
Cancelled

Outstanding at end of year	261,188	$.39	69,000	$.04
Options exercisable at year end	26,216	$.19	47,836	$.04

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Options
			Weighted Average
Exercise price	Outstanding	Exercisable	Contractual Life Remaining

$0.04 – 0.05	16,000	16,000	3.9 years
$0.40 – 0.44	245,188	10,216	4.8 years

	261,188	26,216

      On October 2, 2001, the Company granted 69,000 options to purchase shares of the Company’s common stock to directors of the Company, with 44,000 shares immediately exercisable and the remaining shares to become exercisable ratably over 12 months. On June 5, 2002, the Company granted 6,000 options to purchase shares of the Company’s common stock to directors of the Company. These options were 100% vested upon grant. On October 30, 2002, the Company granted 245,188 options to purchase shares of the Company’s common stock to employees of the Company. The weighted average per share value of options granted during the years ended December 28, 2002 and December 29, 2001 was $0.34 and $0.03, respectively. These options vest ratably over forty-eight months starting with the month of grant. All options granted in 2002 and 2001 are forfeited if not exercised within five years.

      The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 2002 and 2001 using the Black-Scholes pricing model as prescribed by SFAS No. 123 (see note 2). The following assumptions were used to calculate the value of options granted during 2002 and 2001:

	2002	2001

Risk-free interest rate	2.78%	4.6%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	133%	124%

Common stock warrants

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

      In connection with a Subordinated Promissory Note agreement entered into on June 30, 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The fair value of the warrants was determined using the Black-Scholes pricing model at the time of issuance and was recorded as a debt discount upon issuance. On December 24, 2000, the Company repaid the Subordinated Promissory Note. The warrants expire on June 30, 2005.

12. Segment Information

      IST operates in one individual segment comprised of products that improve and promote safety and security. All sales were to customers located in the United States. Sales of the IOS product line were $64,000 and sales of the No Tug Plug product line were $169,000 during the year ended December 28, 2002.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Income Taxes

      The provision for income taxes for the years ended December 28, 2002 and December 29, 2001 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

      Deferred tax assets are comprised of the following components:

	December 28,	December 29,
	2002	2001

Current
Allowance for doubtful accounts	$1,980	$—
Employee benefits	—	10,587
Start-up costs	31,372	—
Inventory, warranty and other allowances	8,648	—

	42,000	10,587

Non-current Net operating loss carryforwards	5,726,210	5,745,038
Start-up costs	94,115	—
Research and development credits	176,829	218,616

	5,997,154	5,963,654

Total deferred tax asset	6,039,154	5,974,241
Deferred tax asset valuation allowance	(6,039,154)	(5,974,241)

Net deferred tax assets	$—	$—

      At December 28, 2002, the Company had available net operating loss carryforwards of approximately $14,927,554 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2004 to 2022. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995 and the Company’s acquisition of IST on September 16, 2002. In addition, the Company has research and development credits aggregating $176,829 for income tax purposes at December 28, 2002. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2003 to 2012.

14. Subsequent Event

      On February 28, 2003, the Company entered into a Stock Purchase and Pledge Agreement (the “Agreement”) with Steelcase, Inc. (“Steelcase”) to repurchase 951,445 of the Company’s common shares held by Steelcase. Pursuant to the terms of the Agreement, the Company repurchased these shares for a base amount of approximately $209,319, or $0.22 per share, subject to adjustment. The Company issued a three year Promissory Note (the “Note”) for payment of this amount. Payments of principal under the Note will be made in three equal annual installments of approximately $69,773, on the first, second and third anniversaries of the date of the Note. The Note carries an interest rate of 12%, payable quarterly, starting on June 1, 2003 until the principal amount of the Note is paid in full.

      The terms of the Agreement allow for early payment of the Note. If the entire purchase price and accrued interest owed under the Note is paid in full within 180 days from the date of the Note, the purchase price paid for the common shares will be adjusted down to $190,289 or $0.20 per common share.

      If the Note and accrued interest is paid according to the terms of the Note, on the third anniversary date of the Note the parties shall calculate a new purchase price based on the average market closing price of the

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock for the 180 days prior to the third anniversary date. If the average market closing price per common share over this 180 period is less than $0.22 per common share, then the purchase price payable under the Agreement will remain at $209,319 or $0.22 per common share. If the average market closing price per share over this 180 period is greater than $0.22 per common share, then the purchase price payable under the Agreement will be increased by an amount equal to the excess of this 180 day average market closing price per common share over $0.22 per common share, times 951,445 shares. Under this purchase price adjustment, the maximum purchase price paid will not exceed approximately $333,006, or $0.35 per common share.

      For purposes of all purchase price adjustments under the Agreement, the number of common shares and per share amounts are subject to adjustments to give effect to stock splits, dividends, reorganizations and recapitalizations and other similar transactions occurring after the date of the Agreement.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The names, ages and positions of the Company’s executive officers and directors are as follows:

Name	Age	Current Position(s) with Company

Steven M. Wright	40	President and Chief Executive Officer
R. Patrick Hanlin	42	Chairman of the Board
John B. Conroy	64	Director
Michael W. Stansell	60	Director

      Steven M. Wright joined Microfield in September 2002 and was appointed President and Chief Executive Officer that same month. Prior to joining Microfield, Mr. Wright was the founder and Managing Partner of Innovative Safety Technologies, LLC from its inception in July 2001 to September 2002. Mr. Wright was Chief Operating Officer, Director and Co-founder of Card Capture Services, Inc. an international ATM provider, from March 1992 through May 2000. Mr. Wright holds a BBS in Marketing and Management from the University of Oregon.

      R. Patrick Hanlin joined the Company as its Chairman in September 2002. Mr. Hanlin was the founder and has been the President and a director of Livebridge, Inc. a multi-channel communications service provider from February 1988 to the present time. Mr. Hanlin holds a BA in Business and Communications from the University of Oregon.

      John B. Conroy joined the Company in May 1986 and was appointed President and elected a Director that same month. Mr. Conroy was designated Chief Executive Officer by the Board of Directors in January 1987, and appointed Chairman of the Board of Directors in June 1996. Mr. Conroy resigned as President in November 1999, and resigned as Chairman and Chief Executive Officer in September 2002. Mr. Conroy remains a Director. Mr. Conroy previously held executive management positions with a number of computer industry companies, has served as a Director of several, and holds a BSEE from New York University.

      Michael W. Stansell joined the Company in November 1985 as Director of Manufacturing and was appointed Vice President, Operations, in January 1987. Mr. Stansell was appointed to the Company’s board of directors in November 1999 and served as the Company’s President from November 1999 until October 2000. Mr. Stansell remains a Director. Mr. Stansell is currently the Vice President of Support Services for Christenson Electric, Inc. an electrical contractor. Mr. Stansell was a division manufacturing manager, among other positions, at Tektronix Corporation from August 1965 through October 1985.

      All of the information with respect to directors of the Company and Section 16(a) required by this item is included in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, and is incorporated herein by reference.

Item 10.	Executive Compensation

      The information required by this item is included in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the caption Executive Compensation and Other Matters and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the caption Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

      The information required by this item is included in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions and is incorporated herein by reference.

Item 13.     Exhibits and Reports on Form 8-K

      (a) Exhibits included herein:

Exhibit No.

*3.1	Articles of Incorporation, as amended
*3.2	Bylaws, as amended
*4.1	See Article III of Exhibit 3.1 and Articles I and VI of Exhibit 3.2 #
*10.1	1986 Stock Option Plan, as amended
*10.3	Form of Incentive Stock Option Agreement
*10.7	Form of Representative’s Warrants
**10.11	Restated 1995 Stock Incentive Plan dated May 11, 1998.
***10.14	Form of $400,000 Subordinated Promissory Note issued to JMW Capital Partners, Inc., dated June 30, 2000.
***10.15	Form of Stock Purchase Warrants to Purchase Shares of Common Stock of Microfield Graphics, Inc. issued to JMW Capital Partners, Inc., dated June 30, 2000.
***10.16	Form of Registration Rights Agreement between the Company and JMW Capital Partners, Inc., dated June 30, 2000.
***10.17	Form of Note and Warrant Purchase Agreement between the Company and JMW Capital Partners, Inc. dated June 30, 2000.
****10.18	Form of Asset Purchase Agreement between Greensteel, Inc., and Microfield Graphics, Inc., dated September 7, 2000, incorporated by reference to the Company’s Proxy Statement dated October 3, 2000.
10.19	Form of Agreement and Plan of Merger between Microfield Graphics, Inc., and Innovative Safety Technologies, LLC. dated September 16, 2002 incorporated by reference to the Registrants Form 8-K dated September 17, 2002.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibits 3.1, 3.2, 4.1, 10.1, 10.3, 10.7, as applicable, to Registrant’s Registration Statement on Form SB-2 (Registration No. 33-918900).

**	Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 3, 1999.

***	Incorporated by reference to Exhibits 10.14, 10.15, 10.16, 10.17, as applicable, to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 1, 2000.

****	Incorporated by reference to Exhibit 10.18 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 30, 2000.

#	This exhibit constitutes a management contract, or compensatory plan or arrangement.

      (b)     Reports filed during the quarter on Form 8-K

Exhibit No.

10.19	Form of Agreement and Plan of Merger between Microfield Graphics, Inc., and Innovative Safety Technologies, LLC., dated September 16, 2002. incorporated by reference to the Registrants Form 8-K dated September 17, 2002.

Item 14.	Controls and Procedures

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

Dated: March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN M. WRIGHT Steven M. Wright	President, Chief Executive Officer and Director	March 21, 2003

/s/ R. PATRICK HANLIN R. Patrick Hanlin	Chairman of the Board and Director	March 21, 2003

/s/ JOHN B. CONROY John B. Conroy	Director	March 21, 2003

/s/ MICHAEL W. STANSELL Michael W. Stansell	Director	March 21, 2003

CERTIFICATIONS

I, Steven M. Wright, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Microfield Graphics, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN M. WRIGHT

Steven M. Wright
President and Chief Executive Officer

Date: March 21, 2003