Form 10QSB
period 2003-03-29
MICROFIELD GRAPHICS INC /OR
filed 2003-05-13
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission File Number : 0-26226

MICROFIELD GRAPHICS, INC.

(Exact name of small business issuer as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0935149 (I. R. S. Employer Identification No.)

1631 NW Thurman St., Suite 310
Portland, Oregon 97209
(Address of principal executive offices and zip code)
(503) 419-3580
(Issuer’s telephone number including area code)

The number of shares outstanding of the Registrant’s Common Stock as of March 29, 2003 was 7,273,207 shares. (This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability).

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

MICROFIELD GRAPHICS, INC.

FORM 10-QSB

INDEX

		Page

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet – March 29, 2003 and December 28, 2002	3
	Consolidated Statements of Operations – three months ended March 29, 2003 and March 30, 2002	4
	Consolidated Statement of Cash Flows – three months ended March 29, 2003 and March 30, 2002	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Controls and Procedures	15
PART II OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16

Item 1. Financial statements

MICROFIELD GRAPHICS, INC.

CONSOLIDATED BALANCE SHEET

	March 29,	December 28,
	2003	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$30,617	$90,981
Accounts receivable	32,501	193,933
Inventory	53,530	50,411
Other current assets	15,278	13,826

Total current assets	131,926	349,151
Property and equipment, net	132,907	133,856
Intangible assets, net	295,334	311,333
Goodwill	250,490	250,490

	$810,657	$1,044,830

Current liabilities:
Accounts payable	$196,050	$221,663
Accrued payroll and payroll taxes	21,321	8,711
Current portion-notes payable	115,773	9,000
Other current liabilities	38,409	30,746

Total current liabilities	371,553	270,120
Long term note payable	139,545	—
Shareholders’ equity:
Common stock, no par value, 25,000,000 shares authorized, 7,273,207 and 8,224,652 shares issued and outstanding, respectively	16,296,717	16,506,034
Accumulated deficit	(15,997,158)	(15,731,324)

Total shareholders’ equity	299,559	774,710

	$810,657	$1,044,830

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended
	March 29,	March 30,
	2003	2002

Sales	$55,992	$—
Cost of goods sold	35,060	—

Gross profit	20,932	—
Operating expenses
Sales	67,211	—
Marketing	35,295	—
General and administrative	205,848	51,314

Loss from operations	(287,422)	(51,314)
Other income
Interest income (expense), net	(1,161)	2,574
Other income, net	124	—

Loss before provision for Income taxes	(288,459)	(48,740)
Provision for income taxes	—	—

Loss from continuing operations	(288,459)	(48,740)
Discontinued operations:
Gain on discontinued SoftBoard operations	22,625	17,937

Net loss	$(265,834)	$(30,803)

Basic and diluted net loss per share from continuing operations	$(.04)	$(.01)

Basic and diluted net loss per share	$(.03)	$(.01)

Weighted average shares used in per share calculations:
Basic and diluted	7,931,900	4,596,066

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 29, 2003	March 30, 2002

Cash Flows From Operating Activities:
Net loss	$(265,834)	$(30,803)
Deduct:
Gain on sale of discontinued operations	(22,625)	(17,937)

Loss from continuing operations	(288,459)	(48,740)
Adjustments to reconcile loss from continuing operations to cash used by operating activities:
Depreciation and amortization, net	18,949	—
Changes in current assets and liabilities:
Accounts receivable	161,432	—
Inventory	(3,119)	—
Other current assets	(1,452)	(1,181)
Accounts payable	(25,613)	(5,046)
Accrued payroll and payroll taxes	12,610	(13,506)
Other current liabilities	7,663	(4,512)

Net cash used by continuing operations	(117,989)	(72,985)
Net cash provided by discontinued operations	22,625	17,937

Net cash provided (used) by operating activities	(95,364)	(55,048)

Cash flows from investing activities
Purchases of property and equipment	(2,000)	—

Cash flows from financing activities:
Payments on short-term note	(3,000)	—

Proceeds from issuance of note payable-long term portion	40,000	—

Net cash provided by financing activities	37,000	—

Net decrease in cash and cash equivalents	(60,364)	(55,048)
Cash and cash equivalents, beginning of period	90,981	473,118

Cash and cash equivalents, end of period	30,617	$418,070

Supplemental disclosures:
Non cash financing:
Note Payable issued for repurchase of common stock	$209,318	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Microfield Graphics, Inc. (the “Company”) for the three months ended March 29, 2003 and March 30, 2002 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of December 28, 2002 is derived from the Company’s Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 28, 2002. In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 53-week period ending January 3, 2004. The Company’s last fiscal year was the 52-week period ended December 28, 2002. The Company’s first fiscal quarters in fiscal 2003 and 2002 were the 13-week periods ended March 29, 2003 and March 30, 2002, respectively.

2. Liquidity Matters

The Company has suffered recurring losses from ongoing operations and has experienced negative cash flows from continuing operating activities. Additionally, the Company has no significant available sources of liquidity. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. If certain assumptions do not hold true and objectives are not met, the Company will need to raise additional capital during that period. In April 2003, the Company raised additional capital in the amount of $253,400 through a private placement of 974,616 shares of common stock (see Note 13). An additional source of funds may be available through the acquisition of entities that will provide ongoing cash flow to support future operations. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The consolidated financial statements do not include any adjustments that could result from the outcome of this uncertainty.

3. Incentive Stock Option Plan

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” on December 29, 2002. SFAS No. 148 allows companies to choose whether to account for stock-based compensation on a fair value method under SFAS No. 123, or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to continue to follow the provisions of APB Opinion No. 25. SFAS 148 requires interim disclosures regarding the pro forma effects of compensation expense had the Company’s Incentive Stock Option Plan been determined based on the fair value at the grant date consistent with SFAS No. 123.

The total value of options granted would have been $0 for both the three months ended March 29, 2003 and the three months ended March 30, 2002, as there were no options granted during either period. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been $5,384 and $213 for the three months ended March 29, 2003 and March 30, 2002, respectively.

Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the three months ended March 29, 2003 and March 30, 2002, would have been changed to the pro forma amounts indicated below:

		Three Months	Three Months
		Ended	Ended
		March 29, 2003	March 30, 2002

Net loss	As reported	$(265,834)	$(30,803)
	Pro forma	$(271,218)	$(31,016)
Basic and diluted net loss per share	As reported	$(0.03)	$(0.01)
	Pro forma	$(0.03)	$(0.01)

The effects of applying SFAS 123 for providing pro forma disclosures for the period shown are not likely to be representative of the effects on reported net loss and net loss per share for future quarters, because options vest over several years and additional awards generally are made each year.

4. Inventory

Inventory is stated at the lower of first-in, first-out, cost or market value, and consist of the following:

	March 29,	December 28,
	2003	2002

Raw materials	$41,160	$54,971
Finished goods	19,664	2,734

	60,824	57,705
Less allowance for obsolete inventory	(7,294)	(7,294)

	$53,530	$50,411

5. Property and Equipment

Property and equipment consist of the following:

	March 29,	December 28,
	2003	2002

Equipment	$35,241	$33,241
Product mold	108,534	108,534

	143,775	141,775
Less accumulated depreciation and amortization	(10,868)	(7,919)

	$132,907	$133,856

6. Intangible Assets

The Company amortizes its intangible assets on a straight line basis. The IOS purchased technology is being amortized over five years, and the No Tug Plug purchased technology over ten years.

Intangible assets consist of the following:

	March 28,	December 28,
	2003	2002

Purchased technology-IOS	$310,000	$310,000
Purchased technology-No Tug Plug™	20,000	20,000

	330,000	330,000
Less accumulated depreciation and amortization	(34,666)	(18,667)

	$295,334	$311,333

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Entire	Amortization
Fiscal year	expense

2003	$64,000
2004	64,000
2005	64,000
2006	64,000
2007	45,917

7. Acquisition of Innovative Safety Technologies

On September 16, 2002, the Company acquired Innovative Safety Technologies, LLC (IST) in exchange for 1,818,181 shares of the Company’s common stock. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of IST was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for IST have been included in the Consolidated Statements of Operations since the date of acquisition.

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

The value of the Company’s common stock issued as a part of the acquisition was determined based on the price of the Company’s common stock sold simultaneously with the merger in a private placement offering to private investors on September 16, 2002. The components of the purchase price were as follows:

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

On November 6, 2002, the Company issued 60,976 shares of its common stock in payment of $10,000 of a note payable owed by IST to the individual from whom Innovative Safety Technologies, LLC purchased the initial version of the IOS product concept. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to the common stock issuance, the note payable balance was $10,000. The balance as of March 29, 2003 was $6,000 and is included in current liabilities.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of IST occurred on January 1, 2001.

Three months ended
March 30,
2002

Sales	$5,839
Gross profit	4,635
S G & A expenses	146,211

Operating loss	(141,576)
Other income & expense	2,585

Loss from continuing operations	(138,991)
Gain on discontinued operations	17,937

Net loss	$(121,054)

Basic and diluted net loss per share	$(.01)

8. Discontinued Operations

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

Contingent earn-out payments in the amounts of $22,625 and $17937 were received by the Company during the three months ended March 29, 2003 and March 30, 2002, respectively. These amounts were recorded as gain on the sale of discontinued operations in the Consolidated Statements of Operations.

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

9. Net Income Per Share:

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options and warrants to purchase common stock.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options and warrants outstanding. Total dilutive securities for the three months ended March 29, 2003 and March 30, 2002 were 2,347,188 and 2,155,000, respectively. For all periods presented, the computation of net loss per share excludes the effect of outstanding stock options and warrants as they were antidilutive.

10. Repurchase of Common Stock

On February 28, 2003, the Company entered into a Stock Purchase and Pledge Agreement (the “Agreement”) with Steelcase, Inc. (“Steelcase”) to repurchase 951,445 of the Company’s common shares held by Steelcase. Pursuant to the terms of the Agreement, the Company repurchased these shares for a base amount of approximately $209,318, or $0.22 per share, subject to adjustment. The Company issued a three year Promissory Note (the “Note”) for payment of this amount. Payments of principal under the Note will be made in three equal annual installments of approximately $69,773, on the first, second and third anniversaries of the date of the Note. The Note carries an interest rate of 12%, payable quarterly, starting on June 1, 2003 until the principal amount of the Note is paid in full.

The terms of the Agreement allow for early payment of the Note. If the entire purchase price and accrued interest owed under the Note is paid in full within 180 days from the date of the Note, the purchase price paid for the common shares will be adjusted down to $190,289 or $0.20 per common share.

If the Note and accrued interest is paid according to the terms of the Note, on the third anniversary date of the Note the parties shall calculate a new purchase price based on the average market closing price of the Company’s common stock for the 180 days prior to the third anniversary date. If the average market closing price per common share over this 180 day period is less than $0.22 per common share, then the purchase price payable under the Agreement will remain at $209,318 or $0.22 per common share. If the average market closing price per share over this 180 day period is greater than $0.22 per common share, then the purchase price payable under the Agreement will be increased by an amount equal to the excess of this 180 day average market closing price per common share over $0.22 per common share, times 951,445 shares. However, under this purchase price adjustment, the maximum purchase price paid will not exceed approximately $333,006, or $0.35 per common share.

For purposes of all purchase price adjustments under the Agreement, the number of common shares and per share amounts are subject to adjustments to give effect to stock splits, dividends, reorganizations and recapitalizations and other similar transactions occurring after the date of the Agreement.

11. Related Party Transactions

On March 19, 2003, the Company’s Chief Executive Officer advanced the Company $40,000 under a line of credit promissory note. The note carried no interest rate and was due and payable on or before April 25, 2003. On April 1, 2003, the note was converted to common stock in the Company as a part of a private placement (See Note 13).

12. Commitments and Contingencies

Manufacturing and Purchase Commitments

The Company has agreements with two subcontractors for the production and assembly of the No Tug Plug™. These agreements are for services, under which the Company places orders with these contractors for product on an as needed basis. The Company does not provide either of the subcontractors with a forecast and is not required to give orders any specific amount of time in advance. These agreements do not contain any material commitments for purchase or assembly of product beyond the as needed basis.

13. Subsequent Event

During April 2003 Microfield raised additional capital in the amount of $253,400 through the private placement of 974,616 shares of common stock that were issued in conjunction with 97,462 warrants. The warrants are exercisable at a purchase price of $.40 per share with a 3-year term. The shares issued in the private placement were not registered and are restricted from sale for at least one year pursuant to federal securities laws. R. Patrick Hanlin, Chairman and Steven M. Wright, President & CEO, both purchased additional shares in the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Microfield Graphics, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 28, 2002.

Forward-Looking Statements

Certain statements contained in this Form 10-QSB concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are “forward-looking statements” within the meaning of the federal securities laws. Although the Company believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Company on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Company to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligations to update the information contained in such statement to reflect subsequent developments or information.

Overview

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

IST’s mission is to identify, develop and market products that improve and promote safety and security. Currently, IST develops and markets branded safety and security products and services under the names “Internet Observation™ Systems” (“IOS”) and “No Tug Plug™ Electrical Outlet Cover” (“No Tug Plug”).

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

The Company was incorporated in Oregon in 1986. The Company’s executive offices are located at 1630 NW Thurman St., Ste. 310, Portland, OR 97209

RESULTS OF OPERATIONS

Prior to the acquisition of Innovative Safety Technologies (IST), the Company had not been engaged in ongoing operations since October 24, 2000. Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses can be presented based on the Company’s current activities. The financial information presented for the three months ended March 29, 2003, represents activity in IST combined with the other income and general and administrative expenses incurred by Microfield Graphics, Inc. for the same three month period.

Sales. Revenue for the fiscal quarter ended March 29, 2003 was $56,000 compared to none for the same fiscal quarter in 2002. The revenue amount for the current fiscal quarter comprises product sales of both the No Tug Plug and the Internet Observation Systems. The Company had no sales in the same fiscal quarter of the prior year.

Cost of Sales. Cost of sales totaled $35,000 for the fiscal quarter ended March 29, 2003 compared to none for the same fiscal quarter in the prior year. These costs consist of direct material, direct labor and overhead incurred in the production of the Company’s products.

Sales & Marketing Expenses. Sales and marketing expenses were $103,000 for the three months ended March 29, 2003, compared to none for the fiscal quarter ended March 30, 2002. The sales and marketing expenses relate primarily to efforts focused on expanding the market and customer base for the IOS products. The Company had no sales and marketing efforts in the prior year’s fiscal quarter. These expenses consist primarily of salaries and related employee costs, commissions, trade show expenses and other marketing costs associated with the introduction of a new product line.

General and Administrative Expenses. General and administrative expenses increased $155,000 to $206,000 for the three months ended March 29, 2003 compared to $51,000 for the three months ended March 30, 2002. The increase is due to the addition of the operations of Innovative Safety Technologies, Inc. acquired by the Company in September, 2002. These expenses are comprised primarily of salaries, related taxes and benefits, depreciation and amortization, outside services and various other administrative expenses.

Interest Income (expense), net. Interest decreased from a net interest income of $3,000 for the three months ended March 30, 2002 to a net interest expense of $1,000 for the three months ended March 29, 2003. The decline is due to a decrease in cash reserves on account at financial institutions as the Company drew on its reserves to fund operations, and from lower interest rates over the investment period. The Company also entered into an arrangement to repurchase shares of the Company’s common stock from a shareholder. The Company issued a three year note with interest at 12% as a result of this transaction. This generated interest expense during the three months ended March 29, 2003.

Gain on sale of discontinued operations. Gain on sale of discontinued operations during the three months ended March 29, 2003 was $23,000 compared to $18,000 for the three months ended March 30, 2002. The amounts for both fiscal quarters are payments from the purchaser of the Company’s previous SoftBoard assets relating to ongoing sales of SoftBoard products.

LIQUIDITY AND CAPITAL RESOURCES

On September 16, 2002, the Company sold 1,363,629 shares of common stock in conjunction with a private placement at $.22 per share. The Company received proceeds from the private placement, net of related costs, of approximately $280,000. In April 2003, the Company sold 974,616 shares of common stock in conjunction with a private placement at $.26 per share. The Company received proceeds from this private placement of approximately $253,000, exclusive of related costs. Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At March 29, 2003, the Company had negative working capital of approximately $240,000 and its primary source of liquidity consisted of cash and cash equivalents. The Company does not have an operating line of credit with a financial institution.

Accounts receivable decreased $161,000 to $33,000 at March 29, 2003 from $194,000 at December 28, 2002. The decrease is due primarily to the receipt, during the quarter, of a large account receivable from a single customer. Inventory increased to $54,000 at March 29, 2003 from $50,000 at December 28, 2002. The increase is due to inventory acquired in conjunction with the Company’s IOS products. Other current assets increased $1,000 to $15,000 at March 29, 2003 from $14,000 at December 28, 2002.

Property and equipment decreased $1,000 to $133,000 at March 29, 2003 compared to $134,000 at December 28, 2002. Intangible assets, which consist of technology acquired in the acquisition of IST, decreased $16,000 to $295,000 at March 29, 2003 from $311,000 at December 28, 2002. The decrease was due to normal amortization of these intangible assets.

Accounts payable decreased $26,000 to $196,000 at March 29, 2003 compared to $222,000 at December 28, 2002. At March 29, 2003, $77,000 of accounts payable relate to legal expenses associated with the Company’s merger with Innovative Safety Technologies. Also included in accounts payable are $81,000 in outstanding payables that are associated with the operations of IST.

Accrued payroll and payroll taxes increased $12,000 to $21,000 at March 29, 2003, compared to $9,000 at December 28, 2002. The increase is due to a change in the number of weeks of payroll that were outstanding for the two periods presented. Current portion of notes payable increased $107,000 to $116,000 at March 29, 2003, compared to $9,000 at December 28, 2002. The increase is due primarily to the $70,000 current portion of a note payable to Steelcase, issued during the quarter for repurchase of common stock previously owned by Steelcase, and to a note issued to the Company’s CEO for a $40,000 advance made to the Company by him. Other current liabilities increased $7,000 to $38,000 at March 29, 2003 compared to $31,000 at December 28, 2002. The increase is due to accrued interest outstanding on the Steelcase note payable and to accruals for company expenses contained in the financial statements.

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

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 29, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2003

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

Date: May 12, 2003

/s/	Steven M. Wright
Steven M. Wright President and Chief Executive Officer

CERTIFICATE REGARDING MICROFIELD GRAPHICS, INC.’S 10-QSB