Form 10QSB
period 2003-06-28
MICROFIELD GROUP INC
filed 2003-08-12
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission File Number : 0-26226

MICROFIELD GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Oregon	93-0935149
(State or other jurisdiction	(I. R. S. Employer
of incorporation or organization)	Identification No.)

1631 NW Thurman St., Ste. 310
Portland, Oregon 97209
(Address of principal executive offices and zip code)
(503) 419-3310
(Issuer’s telephone number including area code)

The number of shares outstanding of the Registrant’s Common Stock as of June 28, 2003 was 8,386,285 shares.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

MICROFIELD GROUP, INC.

FORM 10-QSB

INDEX

		Page

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet – June 28, 2003 and December 28, 2002	3
	Consolidated Statement of Operations – Three and Six Months Ended June 28, 2003 and June 29, 2002	4
	Consolidated Statement of Cash Flows – Six Months Ended June 28, 2003 and June 29, 2002	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition, and Results of Operations	13
Item 3.	Controls and Procedures	16
PART II OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18

Item 1. Financial statements

MICROFIELD GROUP, INC.

CONSOLIDATED BALANCE SHEET

	June 28,	December 28,
	2003	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$22,562	$90,981
Accounts receivable, net	152,311	193,933
Inventory, net	80,015	50,411
Other current assets	32,460	13,826

Total current assets	287,348	349,151
Property and equipment, net	129,922	133,856
Intangible assets, net	279,335	311,333
Goodwill	250,490	250,490

	$947,095	$1,044,830

Current liabilities:
Accounts payable	$235,508	$221,663
Accrued payroll and payroll taxes	9,506	8,711
Current portion of notes payable	124,335	9,000
Other current liabilities	56,414	30,746

Total current liabilities	425,763	270,120

Long-term liabilities:
Long term note payable	126,825	—
Derivative liability	13,916	—

Total long-term liabilities	140,741	—

Shareholders’ equity:
Common stock, no par value, 25,000,000 shares authorized, 8,386,285 and 8,224,652 shares issued and outstanding, respectively	16,586,117	16,506,034
Accumulated deficit	(16,205,526)	(15,731,324)

Total shareholders’ equity	380,591	774,710

	$947,095	$1,044,830

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Sales	$235,098	$—	$291,090	$—
Cost of goods sold	174,948	—	210,008	—

Gross profit	60,150		81,082	—
Operating expenses
Sales	62,967	—	130,178	—
Marketing	24,134	—	59,429	—
General and administrative	176,621	59,386	382,469	110,701

Loss from operations	(203,572)	(59,386)	(490,994)	(110,701)
Other income
Interest income (expense), net	(6,859)	2,375	(8,019)	4,950
Other income, net	2,062	3,270	2,186	3,270

Loss before provision for Income taxes	(208,369)	(53,741)	(496,827)	(102,481)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(208,369)	(53,741)	(496,827)	(102,481)
Discontinued operations:
Gain on sale of discontinued SoftBoard operations	—	—	22,625	17,937

Net loss	$(208,369)	$(53,741)	$(474,202)	$(84,544)

Basic and diluted net loss per share from continuing operations	$(.03)	$(.01)	$(.06)	$(.02)

Basic and diluted net loss per share	$(.03)	$(.01)	$(.06)	$(.02)

Weighted average shares used in per share calculations:
Basic and diluted	8,144,509	4,596,066	8,038,204	4,596,066

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 28, 2003	June 29, 2002

Cash Flows From Operating Activities:
Net loss	$(474,202)	$(84,544)
Deduct:
Gain on sale of discontinued operations	(22,625)	(17,937)

Loss from continuing operations	(496,827)	(102,481)
Adjustments to reconcile loss from continuing operations to cash used by operating activities:
Depreciation and amortization, net	37,932	—
Changes in current assets and liabilities:
Accounts receivable	41,622	(3,270)
Inventory	(29,604)	—
Other current assets	(18,634)	(2,362)
Accounts payable	25,604	(27,332)
Accrued payroll and payroll taxes	795	(15,524)
Other current liabilities	25,668	(1,044)

Net cash used by continuing operations	(413,444)	(152,013)
Net cash provided by discontinued operations	22,625	17,937

Net cash used by operating activities	(390,819)	(134,076)

Cash flows from investing activities
Purchases of property and equipment	(2,000)	—

Cash flows from financing activities:
Payments on short-term note	(5,000)	—
Proceeds from issuance of common stock	239,400
Proceeds from issuance of note payable	90,000	—

Net cash provided by financing activities	324,400	—

Net decrease in cash and cash equivalents	(68,419)	(134,076)
Cash and cash equivalents, beginning of period	90,981	473,118

Cash and cash equivalents, end of period	22,562	$339,042

Supplemental disclosures:
Non cash financing:
Note Payable issued for repurchase of common stock	$209,318	$—

Common stock issued for extinguishment of account payable	$10,000	$—

Common stock issued for extinguishment of note payable	$40,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Microfield Group, Inc. (the “Company”) for the three and six months ended June 28, 2003 and June 29, 2002 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of December 28, 2002 is derived from the Company’s Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 28, 2002. In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 53-week period ending January 3, 2004. The Company’s last fiscal year was the 52-week period ended December 28, 2002. The Company’s second fiscal quarters in fiscal 2003 and 2002 were the 13-week periods ended June 28, 2003 and June 29, 2002, respectively.

2. Liquidity Matters

The Company has suffered recurring losses from ongoing operations and has experienced negative cash flows from continuing operating activities. Additionally, the Company has no significant available sources of liquidity. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. If certain assumptions do not hold true and objectives are not met, the Company will need to raise additional capital during that period. The Company is currently considering several alternatives for increasing the Company’s cash and working capital. An additional source of funds may be available through the acquisition of entities and capital infusions related to an acquisition, that will provide ongoing cash flow to support future operations. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The consolidated financial statements do not include any adjustments that could result from the outcome of this uncertainty.

3. Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Statement 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of Statement 149 will have a material impact on our financial position, cash flows or results of operations.

4. Incentive Stock Option Plan

The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted those provisions of Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation and FAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

For purposes of pro forma disclosures, the options estimated fair values are amortized to expense over the options vesting periods. The Company’s pro forma information follows:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net loss, as reported	$(208,369)	$(53,741)	$(474,202)	$(84,544)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,348)	(477)	(10,696)	(690)

Pro forma net loss	$(213,717)	$(54,218)	$(484,898)	$(85,234)

Earnings per share:
Basic and diluted, as reported	$(0.03)	$(0.01)	$(0.06)	$(0.02)
Basic and diluted, pro forma	$(0.03)	$(0.01)	$(0.06)	$(0.02)

The effects of applying SFAS 123 for providing pro forma disclosures for the period shown are not likely to be representative of the effects on reported net loss and net loss per share for future quarters, because options vest over several years and additional awards generally are made each year.

5. Inventory

Inventory is stated at the lower of first-in, first-out, cost or market value, and consists of the following:

	June 28,	December 28,
	2003	2002

Raw materials	$44,577	$54,971
Finished goods	42,732	2,734

	87,309	57,705
Less allowance for obsolete inventory	(7,294)	(7,294)

	$80,015	$50,411

6. Property and Equipment

Property and equipment consist of the following:

	June 28,	December 28,
	2003	2002

Equipment	$35,241	$33,241
Product mold	108,534	108,534

	143,775	141,775
Less accumulated depreciation and amortization	(13,853)	(7,919)

	$129,922	$133,856

7. Intangible Assets

The Company amortizes its intangible assets on a straight line basis. The IOS purchased technology is being amortized over five years, and the No Tug Plug purchased technology over ten years.

Intangible assets consist of the following:

	June 28,	December 28,
	2003	2002

Purchased technology-IOS	$310,000	$310,000
Purchased technology-No Tug Plug™	20,000	20,000

	330,000	330,000
Less accumulated depreciation and amortization	(50,665)	(18,667)

	$279,335	$311,333

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Entire	Amortization
Fiscal year	expense

2003	$64,000
2004	64,000
2005	64,000
2006	64,000
2007	45,917

8. Acquisition of Innovative Safety Technologies

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

Amortizable intangible assets consist of patents and developed technology used in the Company’s No Tug Plug™ and Internet Observation™ System (IOS). These intangible assets acquired have estimated useful lives as follows: Patent and existing technology relative to the Company’s No Tug Plug™ – ten years; Developed technology relative to the IOS product – five years. Goodwill of $250,490 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

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

On November 6, 2002, the Company issued 60,976 shares of its common stock in partial payment of a note payable owed by IST to the individual from whom Innovative Safety Technologies, LLC purchased the initial version of the IOS product concept. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to the common stock issuance, the note payable balance was $10,000. Payments made on that note since that date reduced the balance to $4,000 as of June 28, 2003, which is included in current liabilities.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of IST occurred on January 1, 2002.

	Three months ended	Six months ended
	June 29,	June 29,
	2002	2002

Sales	$23,457	$29,296
Gross profit	17,695	22,330
S G & A expenses	194,271	340,483

	Three months ended	Six months ended
	June 29,	June 29,
	2002	2002

Operating loss	(176,576)	(318,153)
Other income & expense	5,726	8,312

Loss from continuing operations	(170,850)	(309,841)
Gain on discontinued operations	—	17,937

Net loss	$(170,850)	$(291,904)

Basic and diluted net loss per share	$(.03)	$(.04)

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

Contingent earn-out payments in the amounts of $22,625 and $17,937 were received by the Company during the six months ended June 28, 2003 and June 29, 2002, respectively. These amounts were recorded as gain on sale of discontinued operations in the Consolidated Statement of Operations.

As a result of shareholder approval of the Greensteel agreement, discontinued operations accounting treatment has been applied to the SoftBoard operation. Accordingly, the net gain incurred from the SoftBoard operations is reported in gain from discontinued operations for all periods presented to reflect the classification of these operations as discontinued. Also, cash flows from the SoftBoard operations are reported as “net cash provided by (used in) discontinued operations” whether associated with operating, investing or financing activities.

10. Earnings Per Share:

Earnings per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options and warrants to purchase common stock.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities, such as stock options and warrants, outstanding. Total dilutive securities for the six months ended June 28, 2003 and June 29, 2002 were 2,458,496 and 2,161,000, respectively. For all periods presented, the computation of diluted loss per share excludes the effect of dilutive securities as they were antidilutive.

11. Repurchase of Common Stock

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

If the Note and accrued interest is paid according to the terms of the Note, on the third anniversary date of the Note the parties shall calculate a new purchase price based on the average market closing price of the Company’s common stock for the 180 days prior to the third anniversary date. If the average market closing price per common share over this 180 day period is less than $0.22 per common share, then the purchase price payable under the Agreement will remain at $209,318 or $0.22 per common share. If the average market closing price per share over this 180 day period is greater than $0.22 per common share, then the purchase price payable under the Agreement will be increased by an amount equal to the excess of this 180 day average market closing price per common share over $0.22 per common share, times 951,445 shares. However, under this purchase price adjustment, the maximum purchase price paid will not exceed approximately $333,006, or $0.35 per common share. This feature is considered to be an embedded derivative option under the provisions of Financial Accounting Standards No. 133. Under these provisions a derivative liability was established at inception in the amount of $14,310 using the Black-Sholes valuation model. Quarterly changes based on fluctuations in the Company’s stock price will be reflected in the Statement of Operations. The value of this liability as of June 28, 2003 is $13,916.

For purposes of all purchase price adjustments under the Agreement, the number of common shares and per share amounts are subject to adjustments to give effect to stock splits, dividends, reorganizations and recapitalizations and other similar transactions occurring after the date of the Agreement.

12. Related Party Transactions

On March 19, 2003, the Company’s Chief Executive Officer advanced the Company $40,000 under a line of credit promissory note. The note carried no interest rate and was due and payable on or before April 25, 2003. On April 1, 2003, the note was converted to common stock in the Company as a part of a private placement (See Note 13).

On June 28, 2003, the Company’s Chief Executive Officer advanced the Company $50,000 under a line of credit promissory note. The note carries an interest of 10% and is due and payable on September 1, 2003.

13. Commitments and Contingencies

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

On April 15, 2003 the Company entered into an exclusive purchase agreement under which the Company agreed to purchase inventory for its IOS security products. Under this agreement the Company receives a volume price discount for purchases of inventory above certain levels. The Company is not obligated to purchase inventory in any stated, minimum amount.

14. Private Placement

During April 2003 Microfield raised additional capital in the amount of $289,400 through the private placement of 1,113,078 shares of common stock that were issued in conjunction with 111,308 warrants. The warrants are exercisable at a purchase price of $.40 per share with a 3-year term. Of the total capital raised, $50,000 was converted from a $40,000 note payable and a $10,000 miscellaneous payable, both owed to Steve Wright. These payables arose from money that had been previously advanced by him to the Company. The shares issued in the private placement were not registered and are restricted from sale for at least one year pursuant to federal securities laws. R. Patrick Hanlin, Chairman and Steven M. Wright, President, & CEO, both purchased additional shares in the private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Microfield Group, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 28, 2002.

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

Overview

Microfield Group, Inc. (the “Company”) specializes in the acquisition and deployment of branded products and services with strong intellectual property asset value, broad based market appeal and the potential for significant growth. The Company’s objective is to leverage its assets and value to acquire a portfolio of promising emerging companies that have achieved real revenues and have attained, or are on the threshold of positive cash flow. The Company completed its first purchase transaction in September 2002, with the acquisition, via merger, of Innovative Safety Technologies, LLC. The LLC was merged into Microfield’s wholly owned subsidiary Microfield Merger Sub, Inc., which was subsequently renamed Innovative Safety Technologies, Inc. (“IST”).

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

The Company was incorporated in Oregon in 1986. The Company’s executive offices are located at 1630 NW Thurman St., Ste. 310, Portland, OR 97209

RESULTS OF OPERATIONS

Prior to the acquisition of Innovative Safety Technologies (IST), the Company had not been engaged in ongoing operations since October 24, 2000. Therefore, no comparative data regarding sales, gross profit, research and development expenses, or marketing and sales expenses can be presented based on the Company’s current activities. The financial information presented for the three and six months ended June 29, 2003, represents activity in IST combined with the other income and general and administrative expenses incurred by Microfield Group, Inc. for the same three and six month periods.

Sales. Revenue for the fiscal quarter ended June 28, 2003 was $235,000 compared to none for the same fiscal quarter in 2002. The revenue amount for the current fiscal quarter is comprised primarily of product sales of both the No Tug Plug and the Internet Observation Systems. Sales of the No Tug Plug for the quarter were $10,000. Sales of Internet Observation Systems for the quarter were $222,000. The Company had no sales in the same fiscal quarter of the prior year.

Revenue for the six months ended June 28, 2003 was $291,000 compared to none for the same six month period in 2002. The Company had no sales in the same six month period of the prior year.

Cost of Sales. Cost of sales totaled $175,000 for the fiscal quarter ended June 28, 2003 compared to none for the same fiscal quarter in the prior year. These costs consist of direct material, direct labor and overhead incurred in the production of the Company’s products.

Cost of sales for the six months ended June 28, 2003 was $210,000, compared to none for the six month period ending June 29, 2002.

Sales & Marketing Expenses. Sales and marketing expenses were $87,000 for the three months ended June 28, 2003, compared to none for the fiscal quarter ended June 29, 2002. The sales and marketing expenses relate primarily to efforts focused on expanding the market and customer base for the IOS products. The Company had no sales and marketing efforts in either the prior year’s fiscal quarter or six month period ended June 29, 2002. These expenses consist primarily of salaries and related employee costs, commissions, trade show expenses and other marketing costs associated with the introduction of a new product line.

Sales and marketing expenses for the six months ended June 28, 2003 totaled $190,000, compared to none in the same six month period in the prior fiscal year.

General and Administrative Expenses. General and administrative expenses increased $118,000 to $177,000 for the three months ended June 28, 2003, compared to $59,000 for the three months ended June 29, 2002. The increase is due to the addition of the operations of Innovative Safety Technologies, Inc. acquired by the Company in September, 2002. These expenses are comprised primarily of salaries, related taxes and benefits, depreciation and amortization, outside services and various other administrative expenses.

General and Administrative expenses for the six months ended June 28, 2003 totaled $382,000 compared to $111,000 for the six months ended June 29, 2002.

Interest Income (expense), net. Interest decreased from a net interest income of $2,000 for the three months ended June 29, 2002 to a net interest expense of $7,000 for the three months ended June 28, 2003. The decline is due to a decrease in cash reserves on account at financial institutions as the Company drew on its reserves to fund operations, and from lower interest rates over the investment period. The Company also entered into an arrangement to repurchase shares of the Company’s common stock from a shareholder. The Company issued a three year note with interest at 12% as a result of this transaction. This generated interest expense during the three months ended June 28, 2003.

Net interest decreased to net interest expense of $8,000 in the six months ended June 28, 2003, from net interest income of $5,000 for the six months ended June 29, 2002. The decline is due to a decrease in cash reserves on account at financial institutions as the Company drew on its reserves to fund operations, and from lower interest rates over the investment period. The Company also entered into an arrangement to repurchase shares of the Company’s common stock from a shareholder. The Company issued a three year note with interest at 12% as a result of this transaction. This generated interest expense during the six months ended June 28, 2003.

Gain on sale of discontinued operations. Gain on sale of discontinued operations during the six months ended June 28, 2003 was $23,000 compared to $18,000 for the six months ended June 29, 2002. The amounts for both fiscal periods are payments from the purchaser of the Company’s previous SoftBoard assets relating to ongoing sales of SoftBoard products. No such amounts were received in either the three month periods ended June 28, 2003, or June 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On September 16, 2002, the Company sold 1,363,629 shares of common stock in conjunction with a private placement at $.22 per share. The Company received proceeds from the private placement, net of related costs, of approximately $280,000. In the second quarter 2003, the Company sold 1,113,078 shares of common stock in conjunction with a private placement at $.26 per share. The Company received proceeds from this private placement of approximately $289,000, exclusive of related costs. Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At June 28, 2003, the Company had negative working capital of approximately $138,000 and its primary source of liquidity consisted of cash and cash equivalents. The Company does not have an operating line of credit with a financial institution.

Accounts receivable decreased $42,000 to $152,000 at June 28, 2003 from $194,000 at December 28, 2002. The decrease is due primarily to the receipt, during the six months, of payment on a large account receivable from a single customer. Inventory increased $30,000 to $80,000 at June 28, 2003 from $50,000 at December 28, 2002. The increase is due to inventory acquired in conjunction with the Company’s IOS products. Other current assets increased $18,000 to $32,000 at June 28, 2003 from $14,000 at December 28, 2002, due primarily to deposits made by the Company over the previous six months.

Property and equipment decreased $4,000 to $130,000 at June 28, 2003 compared to $134,000 at December 28, 2002, due primarily to normal depreciation. Intangible assets, which consist of technology acquired in the acquisition of IST, decreased $32,000 to $279,000 at June 28, 2003 from $311,000 at December 28, 2002. The decrease was due to normal amortization of these intangible assets.

Accounts payable increased $14,000 to $236,000 at June 28, 2003 compared to $222,000 at December 28, 2002. At June 28, 2003, $59,000 of accounts payable relate to legal expenses associated with the Company’s merger with Innovative Safety Technologies. Also included in accounts payable are $90,000 in outstanding payables that are associated with the operations of IST.

Accrued payroll and payroll taxes increased $1,000 to $10,000 at June 28, 2003, compared to $9,000 at December 28, 2002. Current portion of notes payable increased $115,000 to $124,000 at June 28, 2003, compared to $9,000 at December 28, 2002. The increase is due primarily to the $70,000 current portion of a note payable to Steelcase, issued during the quarter for repurchase of common stock previously owned by Steelcase, and to a note issued to the Company’s CEO for a $50,000 advance made to the Company by him. Other current liabilities increased $25,000 to $56,000 at June 28, 2003 compared to $31,000 at December 28, 2002. The increase is due to accrued interest outstanding on the Steelcase note payable and to accruals for Company expenses contained in the financial statements.

The table below shows the Company’s contractual obligations as of June 28, 2003.

	Cash payments during the fiscal year ended
	January 3,	January 1,	December 31	December 30,	December 29,
Description of Commitment	2004	2005	2005	2006	2006	Thereafter

Promissory note issued in connection with stock repurchase	69,773	69,773	69,773	—	—	—
Short-term notes payable including interest	54,652	—	—	—	—	—

The Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. If certain assumptions do not hold true and objectives are not met, the Company will need to raise additional capital during that period. The Company is currently considering several alternatives for increasing the Company’s cash and working capital. An additional source of funds may be available through the acquisition of entities and capital infusions related to an acquisition, which will provide ongoing cash flow to support future operations. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The consolidated financial statements do not include any adjustments that could result from the outcome of this uncertainty.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a) The exhibits filed as part of this report are listed below:

Exhibit No.

31.1	Certification of Steven M. Wright pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven M. Wright pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

               One report on Form 8-K was furnished during the quarter ended June 28, 2003. That 8-K was filed after the Company’s press release announcing its first quarter 2003 operating results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2003

MICROFIELD GROUP, INC.

By: /s/	STEVEN M. WRIGHT
Steven M. Wright
President and Chief Executive Officer
(Principal Executive Officer)