Form 10QSB
period 2003-09-27
MICROFIELD GROUP INC
filed 2003-12-24
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________
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

Yes [  ]   No [X]

The number of shares outstanding of the Registrant’s Common Stock as of September 27, 2003 was 16,772,570 shares.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

MICROFIELD GROUP, INC.

FORM 10-QSB

Item 1. Financial statements

MICROFIELD GROUP, INC.

CONSOLIDATED BALANCE SHEET

	September 27,	December 28,
	2003	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$327,791	$90,981
Accounts receivable, net of allowances	5,547,568	193,933
Accounts receivable – related parties	154,261	—
Inventory, net of allowances	665,839	50,411
Costs in excess of billings	2,184,466	—
Other current assets	63,938	13,826

Total current assets	8,943,863	349,151
Property and equipment, net	2,267,980	133,856
Intangible assets, net	1,915,387	311,333
Goodwill	3,792,472	250,490
Other assets	29,437	—

	$16,949,139	$1,044,830

Current liabilities:
Accounts payable	$3,076,837	$221,663
Accounts payable – related parties	1,087,578	—
Bank line of credit	2,826,712	—
Current portion of notes payable	71,773	9,000
Current portion of notes payable – related parties	876,919	—
Billings in excess of costs	923,789	—
Other current liabilities	1,637,686	39,457
Other current liabilities – related parties	534,600	—

Total current liabilities	11,035,894	270,120

Long-term liabilities:
Long term notes payable	128,018	—
Long term notes payable – related parties	2,147,143	—
Convertible long term notes payable – related party	1,400,000	—
Derivative liability – notes	37,467	—
Liability for warrant settlement	199,548	—

Total long-term liabilities	3,912,176	—

Commitments and contingencies	—	—
Shareholders’ equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized, 3,607,151 and 0 shares issued and outstanding, respectively	1,415,098	—
Convertible preferred stock subscription receivable	(750,000)	—
Common stock, no par value, 25,000,000 shares authorized, 16,772,570 and 8,224,652 shares issued and outstanding, respectively	18,502,373	16,149,034
Common stock warrants	468,000	357,000
Accumulated deficit	(17,634,402)	(15,731,324)

Total shareholders’ equity	2,001,069	774,710

	$16,949,139	$1,044,830

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2003*	2002**	2003*	2002**

Sales – Construction and service	$1,106,284	—	1,106,284	$—
Sales – Consulting	22,181	—	22,181	—
Sales – Products	115,448	2,590	406,539	2,590

Total sales	1,243,913	2,590	1,535,004	2,590
Cost of sales – Construction and service	861,420	—	861,420	—
Cost of sales – Consulting	9,571	—	9,571	—
Cost of sales – Products	97,190	1,244	307,199	1,244

Total cost of goods sold	968,181	1,244	1,178,190	1,244

Gross profit	275,732	1,346	356,814	1,346
Operating expenses
Sales, general and administrative	1,414,724	90,805	1,985,603	201,506

Loss from operations	(1,138,992)	(89,459)	(1,628,789)	(200,160)
Other income (expense)
Interest income (expense), net	(53,909)	2,064	(61,928)	7,014
Loss on debt extinguishment	(111,000)	—	(111,000)	—
Other income (expense), net	(110,500)	5,682	(140,774)	14,690

Loss before provision for Income taxes	(1,414,401)	(81,713)	(1,942,491)	(178,456)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,414,401)	(81,713)	(1,942,491)	(178,456)
Discontinued operations:
Gain on discontinued SoftBoard operations	14,602	10,469	39,413	22,668

Net loss	$(1,399,799)	(71,244)	(1,903,078)	$(155,788)

Basic and diluted net loss per share from continuing operations	$(.15)	(.02)	(.23)	$(.04)

Basic and diluted net loss per share	$(.14)	(.01)	(.22)	$(.03)

Weighted average shares used in per share per share calculations:
Basic and diluted	9,676,482	5,135,852	8,584,296	4,775,995

*The Consolidated Statements of Operations for the three and nine months ended September 27, 2003 presented above, contain revenue and expense data of Christenson Technology Services, Inc. and Velagio, Inc. for the twelve days from the acquisition date, September 16, 2003, to the end of the periods presented. See note 9.

**The Consolidated Statements of Operations for the three and nine months ended September 28, 2002 presented above, contain revenue and expense data of Innovative Safety Technologies, Inc. for the twelve days from the acquisition date, September 17, 2002, to the end of the periods presented. See note 9.

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended

	September 27,	September 28,
	2003	2002

Cash Flows From Operating Activities:
Net loss	$(1,903,078)	$(155,788)
Add (deduct):
Gain on sale of discontinued operations	(39,413)	(22,668)

Loss from continuing operations	(1,942,491)	(178,456)
Depreciation on equipment	40,378	5,758
Amortization on intangible assets	53,022	—
Remeasurement of warrants on term extension	111,000	—
Remeasurement of warrant liability	134,646	—
Remeasurement of derivative associated with Steelcase note	37,467	—
Write off of IOS/IST intangible asset and goodwill	505,490	—
Changes in current assets and liabilities:
Accounts receivable	(395,924)	482
Accounts receivable – related party	47,128	—
Inventory	(57,907)	313
Other current assets	15,039	500
Costs in excess of billings	(141,519)	—
Other long term assets	(29,437)	—
Accounts payable	200,859	60,187
Accounts payable	410,636	—
Billings in excess of cost	436,235	—
Other current liabilities	894,838	—
Other current liabilities – related parties	(204,627)	(175,461)

Net cash provided (used) by continuing operations	114,833	(286,677)
Net cash provided by discontinued operations	39,413	22,668

Net cash provided (used) by operating activities	154,246	(264,009)

Cash flows from investing activities
Purchases of fixed assets	(2,000)	(3,231)
Net cash acquired in mergers	621,391	2,194
Other assets	—	(5,983)

Net cash provided (used) by investing activities	619,391	(7,020)

Cash flows from financing activities:
Borrowings on line of credit	713,826	—
Repayments on line of credit	(1,570,526)	—
Repayments on notes payable	(9,527)	—
Borrowings on note payable – related party	90,000	—
Proceeds from issuance of common stock	239,400	280,000

Net cash provided (used) in financing activities	(536,827)	280,000

Net increase (decrease) in cash and cash equivalents	236,810	8,971
Cash and cash equivalents, beginning of period	90,981	473,118

Cash and cash equivalents, end of period	$327,791	$482,089

Supplemental schedule of non-cash financing and investing activities:
Common stock issued upon acquisitions (See Note 9)	$2,293,089	$400,000
Costs of acquisitions	$139,800	$67,106
Net liabilities acquired from mergers	$13,910,104	$113,400
Net intangible assets acquired in mergers	$5,704,548	$(580,400)
Common stock issued to settle miscellaneous liabilities	$—	$56,000
Common stock issued to settle related party debt – Steven M. Wright	$50,000	$—
Repurchase of common stock with issuance of note payable – Steelcase	$209,318	$—
Issuance of preferred stock in exchange for conversion of related party debt (See Note 16)	$765,000	$—
Preferred stock subscriptions issued in connection with private placement	$750,000	$—
Preferred stock private placement costs	$35,000	$—
Initial value of warrants issued with preferred stock	$64,902	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 27, 2003
Unaudited

	Convertible	Preferred		Common				Total
	Preferred	Stock	Common	Stock		Warrant	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Warrants	Amount	Deficit	Equity

Balance, December 28, 2002	—	$—	8,224,652	$16,149,034	2,066,000	$357,000	$(15,731,324)	$774,710
Common shares repurchased			(951,445)	(209,318)				(209,318)
Common shares issued in private placement			1,113,078	269,568				269,568
Common shares issued upon acquisition of CTS			4,193,142	1,090,217				1,090,217
Common shares and employee stock options issued upon acquisition of Velagio			4,193,143	1,202,872				1,202,872
Remeasurement of warrant value originally issued with debt						111,000		111,000
Convertible preferred shares issued for subscription receivable, net of issuance costs and liability for warrant settlement	1,785,714	667,633						667,633
Convertible preferred subscription receivable at September 27, 2003		(750,000)						(750,000)
Convertible preferred shares issued for retirement of related party debt, net of issuance costs	1,821,437	747,465						747,465
Net loss							(1,903,078)	(1,903,078)

Balance, September 27, 2003	3,607,151	$665,098	16,772,570	$18,502,373	2,066,000	$468,000	$(17,634,402)	$2,001,069

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Presentation

The accompanying unaudited consolidated financial statements of Microfield Group, Inc. (the “Company”) for the three and nine months ended September 27, 2003 and September 28, 2002 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of December 28, 2002 is derived from the Company’s Annual Report on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 28, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments that are normal and recurring and necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 53-week period ending January 3, 2004. The Company’s last fiscal year was the 52-week period ended December 28, 2002. The Company’s third fiscal quarters in fiscal 2003 and 2002 were the 13-week periods ended September 27, 2003 and September 28, 2002 respectively.

On September 16, 2003, the Company acquired two wholly-owned subsidiaries, Christenson Technology Services, Inc. (CTS) and Velagio, Inc. (Velagio) (see Note 9). As a result of the acquisitions, the Company will be doing business in the future as Microfield Group, Inc., dba Velagio Solutions.

The Consolidated Statements of Operations for the three and nine months ended September 27, 2003 presented above, contain revenue and expense data of CTS and Velagio, for the twelve days from the acquisition date, September 16, 2003, to the end of the periods presented. On September 17, 2002, the Company acquired Innovative Safety Technologies, LLC (IST). The Consolidated Statements of Operations for the three and nine months ended September 28, 2002 presented above, contain revenue and expense data of IST for the twelve days from the acquisition date, September 17, 2002, to the end of the periods presented.

     Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash or cash equivalents. Cash and cash equivalents are primarily maintained at four financial institutions.

     Fair value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the relative short maturities of these instruments. The carrying value of debt, derivatives and the liability for warrant settlement are recorded at the estimated fair value of these instruments.

     Revenue and Cost Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is probable, no customer acceptance requirements exist and there are no remaining significant obligations. A significant portion of the Company’s revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material, and unit-price contracts are recognized using the percentage-of-completion method of accounting, measured by the percentage of contract costs incurred to date to estimated total contract costs. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined, without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials, project estimation costs and shop and equipment costs. Shop and equipment costs include shop salaries and expenses, facilities rent, small tools, repairs and maintenance, and depreciation not identifiable with or allocated to a specific contract or service activity. General and administrative costs are charged to expense as incurred.

A portion of the Company’s revenue is derived from software consulting and services. Consulting and service revenue consists of strategic advisory, business process re-engineering, design, engineering, software development, systems integration, systems testing and implementation, end user training and post-implementation support activities. Consulting services are generally billed under time and material contracts. Revenue earned from these services is recognized as services are performed. Prior to its acquisition by the Company, Velagio also earned revenue from sales of a software license and the related professional services. During the twelve days during the period since its acquisition by the Company, no revenue from sales of software products has been recognized. Certain consulting services only contracts included Post Contract Consumer Support (PCS) to assist customers with post-implementation issues. PCS services are generally offered under renewable, fee-based contracts or as part of multiple element arrangements. PCS revenue is deferred and recognized ratably over the contract period.

Product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

     Incentive Stock Option Plan

The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted those provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

For purposes of pro forma disclosures, the estimated fair values of options are amortized to expense over the options vesting periods. The Company’s pro forma information follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net loss, as reported	$(1,399,799)	$(71,244)	$(1,903,078)	$(155,788)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,466)	(210)	(14,417)	(899)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Pro forma net loss	$(1,405,265)	$(71,454)	$(1,917,495)	$(156,687)

Earnings per share:
Basic and diluted, as reported	$(0.14)	$(0.01)	$(0.22)	$(0.03)
Basic and diluted, pro forma	$(0.15)	$(0.01)	$(0.22)	$(0.03)

The effects of applying SFAS 123 for providing pro forma disclosures for the period shown are not likely to be representative of the effects on reported net loss and net loss per share for future quarters, because options vest over several years and additional awards generally are made each year.

The Company used the Black-Scholes method to value its options. The following assumptions were used for the three and nine months ended September 27, 2003 and September 28, 2002.

	Three Months Ended		Nine Months Ended
	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.09%	3.14%	3.09%	3.14 - 4.45%
Expected volatility	134.4%	131%	134.4%	131%
Expected life from vesting date	5 yrs	5 yrs	5 yrs	5 yrs

2. Liquidity Matters

On September 16, 2003, the Company acquired two wholly-owned subsidiaries, CTS and Velagio. In conjunction with these acquisitions, the Company raised an additional $1,515,000 in equity, of which $750,000 was a cash investment and $765,000 was a conversion of debt assumed by the Company as part of its acquisition of CTS (see note 9). The Company and CTS have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities. While the acquisitions have added a significant amount of revenue to the Company, the recurring losses from continuing operations raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company is actively seeking additional investment capital. Investment capital may be difficult to obtain due to the Company’s inability to meet certain SEC reporting requirements relative to historical financial statements of CTS. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is also reviewing overhead expenses and lease agreements in an effort to reduce monthly cash outflow. On November 11, 2003, in an effort to reduce overhead expenses, the Company laid-off 13 of its staff.

3.     Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for the Company’s third quarter ended September 27, 2003. Management has not yet determined the impact of the adoption of EITF 00-21 on the Company’s results of operations or financial position. The Company does not expect the adoption of EITF 00-21 will have a material impact on its financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 will have a material impact on its financial position, cash flows or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB released a FASB Staff Position (FSP) deferring the effective date for applying the provisions of FIN 46. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31). The Company has no relationships with other entities for which it is the primary beneficiary. Accordingly, the Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective June 28, 2003, the beginning date of the Company’ third quarter, the Company adopted SFAS 150. The Company does not expect the adoption of SFAS 150 to have a material effect on the Company’s financial position, results of operations or cash flows.

4.     Inventories

Inventories are stated at the lower of first-in, first-out, cost or market value, and consist of the following:

	September 27,	December 28,
	2003	2002

Raw materials	$625,994	$54,971
Finished goods	47,139	2,734

	$673,133	$57,705
Less allowance for obsolete inventory	(7,294)	(7,294)

	$665,839	$50,411

5. Construction Contracts in Progress

Revenues and costs recognized on construction contracts in progress contrast the related billings as follows:

	September 27,	December 28,
	2003	2002

Direct costs to date	$861,420	$—
Gross profit to date	244,864	—

Earned contract revenue	1,106,284	—
Net under billings within CTS prior to acquisition	1,592,769	—
Contract billings to date	(1,453,554)	—

Net under billings	$1,260,677	$—

Included in the accompanying consolidated balance sheets under the following captions are:

	September 27,	December 28,
	2003	2002

Costs and estimated earnings in excess of billings	$2,184,466	$—
Billings in excess of costs and estimated earnings	(923,789)	—

Net under billings	$1,260,677	$—

6.     Property and Equipment

Property and equipment consist of the following:

	September 27,	December 28,
	2003	2002

Equipment	$557,723	$33,241
Leasehold improvements	148,980	—
Vehicles under capital lease	1,965,549	—
Product mold	108,534	108,534

	2,780,786	141,775
Less accumulated depreciation and amortization	(512,806)	(7,919)

	$2,267,980	$133,856

7. Intangible Assets

The Company amortizes its intangible assets on a straight-line basis. The Company’s acquisition of CTS resulted in the valuation of CTS’ Christenson name and customer lists as intangible assets. The Company’s trade name was considered to have an undeterminable life, and as such will not be amortized. The customer lists were determined to have a six-year life. On November 11, 2003, the Company elected to eliminate further investment in its IOS product line. As of the end of the quarter ended September 27, 2003, the intangible value of the IOS product line was written off. Also on November 11, 2003, the Company decided to scale back sales of its No Tug Plug product line. It was determined by the Company to write off $255,419 of the remaining net intangible value assigned to those product lines. The remainder of the intangible value of the No Tug Plug purchased technology is being amortized over ten years.

Intangible assets consist of the following:

	September 27,	December 28,
	2003	2002

Purchased technology-IOS	$—	$310,000
Purchased technology-No Tug Plug™	10,000	20,000
Customer lists-CTS	663,305	—
Trade name-“Christenson”	1,248,771	—

	1,922,076	330,000
Less accumulated depreciation and amortization	(6,689)	(18,667)

	$1,915,387	$311,333

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Entire	Amortization
Fiscal year	expense

2003	$33,567
2004	111,551

Entire	Amortization
Fiscal year	expense

2005	111,551
2006	111,551
2007	111,551

8.     Series 2 Preferred Stock Issuance

On September 26, 2003 the Company issued 3,607,151 shares of Series 2 preferred stock in conjunction with a private placement at $.42 per share. The terms of the Series 2 preferred stock are as follows.

Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, except in certain circumstances, the holders of each share of Series 2 preferred stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, before any declaration and payment or setting apart for payment of any amount shall be made in respect of Junior Stock, an amount equal to the Issue Price and all accrued but unpaid dividends.

Conversion. Each holder of any share(s) of Series 2 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after the date of issuance. Each such share of Series 2 preferred stock shall be converted into one share of fully-paid and non-assessable shares of common stock. Each share of Series 2 preferred stock shall automatically be converted into shares of common stock on a one-for-one basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 2 preferred stock shall automatically be converted into shares of common stock on a one-for-one basis immediately upon the third anniversary of the date of issuance of the Series 2 preferred stock.

Voting Rights. Each holder of Series 2 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 2 preferred stock could then be converted.

9.     Acquisitions

Acquisition of Christenson Technology Services, Inc.

On September 16, 2003, the Company acquired Christenson Technology Services, Inc. (CTS) in exchange for 4,193,142 shares of the Company’s common stock. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of CTS was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for CTS have been included in the Consolidated Statements of Operations since the date of acquisition.

CTS is a combination of Christenson Technology Services, Inc. and Christenson Electrical Services, (CES). These two lines of business sell different products and services, but often support the same customer. CTS provides complete structured voice, video and data cabling solutions, local and wide area network design, enterprise computing services, security solutions and wireless LAN applications.

CES core businesses include electrical contracting and support for commercial and high-tech construction of high-rise office towers, hospitals, clean rooms or production areas, custom design and manufacture of energy management systems and industrial control panels, and maintenance of commercial lighting for retail, office, warehouse and industrial work environments.

The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company’s common stock for several days before the acquisition of CTS. The components of the purchase price were as follows:

Common stock	$1,090,217
Direct acquisition costs	59,984

Total purchase price	$1,150,201

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$8,221,945
Equipment and other assets	2,119,204
Intangible assets – Trade name	1,248,771
Intangible assets – Customer lists	663,305
Goodwill	2,497,106
Current liabilities	(8,617,201)
Notes payable	(4,982,929)

Total	$1,150,201

The intangible assets of $1,912,076 consist of a trade name and customer lists. These intangible assets acquired have estimated useful lives as follows: Christenson trade name – indeterminate life; customer lists relative to the CTS base of customers - six years. Goodwill of $2,497,106 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

Acquisition of Velagio, Inc.

On September 16, 2003, the Company acquired Velagio, Inc. (Velagio) in exchange for 4,193,143 shares of the Company’s common stock and employee stock options. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of Velagio was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for Velagio have been included in the Consolidated Statements of Operations since the date of acquisition.

Velagio, Inc. is a business solutions provider that offers a blend of business consulting and information technology integration services. Specifically, Velagio has professional service capabilities in strategic business consulting; business process re-engineering; enterprise application software selections and implementations; commercial software development; and technology infrastructure integration and support services. Velagio has licensed proprietary customer relationship management (CRM) software in the area of sales force automation.

The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company’s common stock for several days before the acquisition of Velagio. The fair value of fully-vested employee stock options issued in conjunction with this acquisition has been included in the determination of the purchase price. The fair value of such options was determined using the Black-Scholes model. The components of the purchase price were as follows:

Common stock	$1,090,217
Option issuance value	112,655
Direct acquisition costs	59,984

Total purchase price	1,262,856

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$224,166
Equipment and other assets	53,298
Goodwill	1,295,366
Current liabilities	(309,974)

Total	$1,262,856

Goodwill of $1,295,366 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

Acquisition of Innovative Safety Technologies

On September 17, 2002, the Company acquired Innovative Safety Technologies, LLC (IST) in exchange for 1,818,181 shares of the Company’s common stock. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of IST was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for IST have been included in the Consolidated Statements of Operations since the date of acquisition.

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

The value of the Company’s common stock issued as a part of the acquisition was determined based on the price of the Company’s common stock sold simultaneously with the merger in a private placement offering to private investors on September 17, 2002. The components of the purchase price were as follows:

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

Amortizable intangible assets consist of patents and developed technology used in the Company’s No Tug Plug™ and Internet Observation™ System (IOS). These intangible assets acquired have estimated useful lives as follows: Patent and existing technology relative to the Company’s No Tug Plug™ – ten years; Developed technology relative to the IOS product - five years. Goodwill of $250,490 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually (see note 7).

In accordance with the terms of the acquisition, on September 26, 2002, the Company issued an additional 281,346 shares of common stock to employees of IST as settlement for $46,000 of past due wages incurred prior to the acquisition. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to that date, the Company paid an additional $64,000 in cash to employees of IST for the remaining amounts owed for past due wages. These amounts were included in the liabilities assumed on September 17, 2002.

Also in accordance with the terms of the acquisition, the Company issued an additional 45,454 shares of its common stock in payment of $10,000 of past due amounts owed by IST to a financial advisor. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to the acquisition, the Company paid an additional $20,500 for the remaining amount owed to this creditor. These amounts were included in the liabilities assumed on September 17, 2002.

On November 6, 2002, the Company issued 60,976 shares of its common stock in partial payment of a note payable owed by IST to the individual from whom Innovative Safety Technologies, LLC purchased the initial version of the IOS product concept. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to the common stock issuance, the note payable balance was $10,000. Payments made on that note since that date reduced the balance to $1,000 as of September 27, 2003, which is included in current liabilities.

The following unaudited proforma information presents a summary of the consolidated results of operations of the Company assuming the acquisitions of CTS, Velagio and IST occurred on the first day of fiscal 2002. In the course of trying to complete the audit of GAAP compliant financial statements related to its Form 8-K/A filing, the Company’s independent accountants and management noted certain material internal control weaknesses within the operations of CTS in the areas of: revenue recognition; cash disbursements; inventory accounting; and document control. The Company’s management concluded that fully compliant GAAP financial statements of CTS for FY 2001 and FY 2002 could not be prepared. In addition, the Company’s independent accountants concluded that they could not complete an audit nor render an audit opinion on the FY 2002 and FY 2001 historical financial statements of CTS. Given the significance of CTS, and for the purpose of informing shareholders and prospective investors, the Company has prepared the following summary proforma with the best information available, which management believes fairly represents the unaudited proforma results of operations of the combined Company for the periods presented. The following information is unaudited.

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Sales	$9,318,818	$16,640,785	$19,781,585	$47,459,906

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net loss	$(2,244,811)	$389,718	$(2,622,432)	$(2,549,786)

Basic and diluted net loss per share	$(.13)	$.03	$(.16)	$(.19)

10.     Segment Information

The Company’s operations comprise providing enterprise solutions that leverage core competencies in electrical services and information technology in the areas of voice, data, video and life safety into energy management solutions.

The Company is managed by specific lines of business including construction and services, consulting and security products. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. The Company’s management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information by line of business for the three and nine months ended September 27, 2003, and September 28, 2002, as taken from the internal management system previously discussed, is as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenue
Construction and services	$1,158,504	$—	$1,158,504	$—
Consulting	22,181	—	22,181	—
Security products	115,448	2,590	406,539	2,590
Intercompany sales	(52,220)	—	(52,220)	—

Total revenue	$1,243,913	$2,590	$1,535,004	$2,590

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Gross Profit
Construction and services	$244,864	$—	$244,864	$—
Consulting	12,610	—	12,610	—
Security products	18,258	1,346	99,340	1,346

Total revenue	$275,732	$1,346	$356,814	$1,346

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net Loss
Construction and services	$(295,554)	$—	$(295,554)	$—

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Consulting	(41,814)	—	(41,814)	—
Security products	(1,062,430)	(67,550)	(1,565,710)	(157,044)

Total net loss	$(1,399,798)	$(67,550)	$(1,903,078)	$(157,044)

	As Of

	September 27,	December 28,
	2003	2002

Assets
Construction and services	$15,097,893	$—
Consulting	1,513,635	—
Security products	2,944,658	1,044,830
Intercompany eliminated assets	(2,607,048)	—

Total assets	$16,949,138	$1,044,830

The net loss data listed above includes the effects of interest income or expense, depreciation, amortization, charges for goodwill impairment, the write-off of intangible assets and the disposal of a segment of a business. The following table discloses those amounts for each segment.

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Interest Expense
Construction and services	$47,928	$—	$47,927	$—
Consulting	—	—	—	—
Security products	5,981	—	14,001	—

Total interest expense	$53,909	$—	$61,928	$—

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Interest Income
Construction and services	$—	$—	$—	$—
Consulting	—	—	—	—
Security products	—	2,064	—	7,014

Total interest income	$—	$2,064	$—	$7,014

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Depreciation, Amortization and Write-off of Intangibles
Construction and services	$8,396	$—	$8,396	$—
Consulting	1,174	—	1,174	—

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Security products	524,893	5,758	562,822	5,758

Total depreciation, amortization, and write off of Intangibles	$534,463	$5,758	$572,392	$5,758

The Company had gain on discontinued operations of $14,602 and $39,413 for the three and nine months ended September 27, 2003, respectively, and $10,469 and $22,668 for the three and nine months ended September 28, 2002, respectively.

Intercompany sales of $52,220 from the security products segment to the construction and services segment were eliminated in accordance with generally-accepted accounting principles.

All of the Company’s assets as of September 27, 2003, and September 28, 2002, were attributable to U.S. operations. For the three and nine months ended September 27, 2003, and September 28, 2002, no single customer accounted for 10% or more of the Company’s net sales.

11.     Private Placements

Concurrent with the acquisition of IST on September 16, 2002, the Company issued 1,363,629 shares of restricted common stock in conjunction with a private placement at $.22 per share. In total, the Company received net proceeds from the private placement of approximately $280,000. Issuance costs relative to the private placement were approximately $20,000. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.

During April and May 2003 the Company issued 1,113,078 shares of restricted common stock in conjunction with a private placement at $.26 per share. The private placement included an issuance of 111,308 warrants for the purchase of common stock which are exercisable at a purchase price of $.40 per share with a 3-year term. Of the total capital raised, $50,000 was converted from a $40,000 note payable and a $10,000 miscellaneous payable, both owed to Steven M. Wright, a Director of the Company and a member of senior management. These payables arose from cash that had been previously advanced by him to the Company. The shares issued in the private placement were not registered and are restricted from sale for at least one year pursuant to federal securities laws. R. Patrick Hanlin, Chairman of the Board and Steven M. Wright President & CEO at that time, both purchased additional shares in the private placement.

Prior to the Company’s acquisitions of CTS and Velagio on September 16, 2003, the Company entered into subscription agreements to issue 3,607,151 shares of restricted, Series 2 preferred stock at $0.42 per share. The subscription agreements were contingent upon the closing of the Company’s acquisitions of CTS and Velagio. The funding of the subscriptions occurred on or near October 3, 2003. In total, the Company received net proceeds from the private placement of approximately $715,000 in cash and $765,000 in debt conversion. Issuance costs relative to the private placement were approximately $35,000. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. The private placement included an issuance of 333,334 warrants for the purchase of common stock, which are exercisable at a purchase price of $.42 per share with a 5-year term. Each investor was awarded one warrant for every $3 invested in the private placement. These warrants were assigned a portion of the Series 2 preferred stock value using the Black Scholes valuation method. This value is presented as a liability for warrant settlement in the consolidated balance sheet (See Note 18).

12.     Discontinued Operations

On September 7, 2000, the Company entered into a definitive agreement with Greensteel, Inc. (Greensteel), a wholly-owned subsidiary of Polyvision Corporation, for the sale of substantially all of the Company’s assets used in its Softboard operations. The terms of the asset sale called for Greensteel to pay the Company up to $3,500,000, with $2,000,000 payable at the closing of the transaction and up to an additional $1,500,000 in contingent earn-out payments based on net sales of the Company’s Softboard products over a five-year period. Shareholders approved the agreement and the transaction was finalized on October 24, 2000 and resulted in a gain of $1,221,852.

A contingent earn-out payment in the amount of $14,602 was received by the Company during the three months ended September 27, 2003. A total of $39,413 in contingent earn-out payments were received by the Company during the nine months ended September 27, 2003. The Company received $10,469 and $22,668 during the three and nine months ended September 28, 2002, respectively. These amounts were recorded as gain on the sale of discontinued operations in the Consolidated Statements of Operations.

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

13.     Net Income Per Share:

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options and warrants to purchase common stock.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options and warrants as outstanding. For all periods presented, the computation of net loss per share excludes the effect of stock options and warrants as they were antidilutive. There were 770,095 options and 2,530,643 warrants outstanding at September 27, 2003, and 320,188 options and 2,086,000 warrants outstanding at September 28, 2002.

14.     Repurchase of Common Stock

On February 28, 2003, the Company entered into a Stock Purchase and Pledge Agreement (the “Agreement”) with Steelcase, Inc. (“Steelcase”) to repurchase 951,445 of the Company’s common shares held by Steelcase. Pursuant to the terms of the Agreement, the Company repurchased these shares for a base amount of approximately $209,318, or $0.22 per share, subject to adjustment. The Company issued a three-year Promissory Note (the “Note”) for payment of this amount. Payments of principal under the Note will be made in three equal annual installments of approximately $69,773, on the first, second and third anniversaries of the date of the Note. The Note carries an interest rate of 12%, payable quarterly, starting on June 1, 2003 until the principal amount of the Note is paid in full.

If the Note and accrued interest is paid according to the terms of the Note, on the third anniversary date of the Note the parties shall calculate a new purchase price based on the average market closing price of the Company’s common stock for the 180 days prior to the third anniversary date. If the average market closing price per common share over this 180 day period is less than $0.22 per common share, then the purchase price payable under the Agreement will remain at $209,318 or $0.22 per common share. If the average market closing price per share over this 180 day period is greater than $0.22 per common share, then the purchase price payable under the Agreement will be increased by an amount equal to the excess of this 180 day average market closing price per common share over $0.22 per common share, times 951,445 shares. However, under this purchase price adjustment, the maximum purchase price paid will not exceed approximately $333,006, or $0.35 per common share. This feature is considered to be an embedded derivative option under the provisions of Financial Accounting Standards No. 133. Under these provisions a derivative liability was established at inception in the amount of $14,310 using the Black-Scholes valuation model. Quarterly changes based on fluctuations in the Company’s stock price are reflected in the other expense section of the Statement of Operations. During the quarter ended September 27, 2003 this liability increased by $23,550, and the Company recorded incremental expense of $24,743. The value of this liability as of September 27, 2003 was $37,467, and is reflected as a long term liability on the Consolidated Balance Sheet.

For purposes of all purchase price adjustments under the Agreement, the number of common shares and per share amounts are subject to adjustments to give effect to stock splits, dividends, reorganizations, recapitalizations and other similar transactions occurring after the date of the Agreement.

15. Debt

Operating Line of Credit

As of September 27, 2003, the Company has a $4,000,000 credit facility, which expires in August 2004. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6.5% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had $1,173,288 available borrowing capacity at September 27, 2003. As of September 27, 2003, borrowings of $2,826,712 were outstanding under the facility.

Long Term Debt

The Company had several notes payable outstanding at September 27, 2003. The total amount of the notes and their terms are summarized below.

	September 27,	December 28,
	2003	2002

Steven M. Wright unsecured promissory note, interest at 10%, due September 1, 2003 (See note 16)	$50,000	$—
Steven M. Wright unsecured promissory note, interest at 10%, due September 1, 2003 (See note 16)	25,000	—
Christenson Electric, Inc. subordinated promissory note, monthly payments of $31,456 including interest at 12% beginning November 15, 2003, amortized over five years, due and payable in full on October 15, 2006, convertible into Series 2 preferred stock at the option of the company. (See note 16)	1,400,000	—
Christenson Leasing Company, LLC (CLLLC)subordinated promissory note, six monthly interest only payments beginning November 15, 2003, payments of $18,354.82 including interest at 12% beginning June 15, 2004, amortized over five years, due and payable in full on October 15, 2005. (See note 16)	825,000	—
Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises ($23,217), Christenson Leasing Company, LLC ($23,217), JW Assurance and Holding Limited ($33,168), JMW Capital Partners, Inc.($1,000), interest only payment due January 17, 2004, sixteen quarterly payments of $6,337.19 beginning April 15, 2004 including interest at 12% until paid in full. (See note 16)	79,602	—
Steelcase, Inc. promissory note, quarterly interest only payments of $6,279.54 beginning June 1, 2003 Annual principal payments of $69,773, first payment due and payable February 28, 2004, secured by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $11,527) (See note 14)	197,791	—

	September 27,	December 28,
	2003	2002

Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises, Christenson Leasing Company LLC, JW Assurance and Holding Limited, JMW Capital Partners, Inc., interest only payment due January 17, 2004, sixteen quarterly payments of $4,036.31 beginning April 15, 2004 including interest at 12% until paid in full. (See note 16)	50,700	—
Christenson Leasing Company, LLC capital equipment lease, thirty six monthly payments of $84,777 including interest at 30.15% beginning September 1, 2003, amortized over three years, due and payable in full on August 1, 2006. (See note 16)	1,993,233
Other debt	2,527	—

Total debt	4,623,853	—
Less current portion	(948,692)	—

Long term debt	$3,675,161	$—

16. Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at September 27, 2003 by related party.

	Related Party	Type of Obligation	Maturity Date	Amount of Obligation	Monthly Payment

1	Steven M. Wright	Note	9/01/03	$25,000	$—
2	Steven M. Wright	Note	9/01/03	50,000	—
3	CEI(a)	Note	10/15/06	1,400,000	31,456
4	CLLLC(a)	Note	10/15/05	825,000	18,355
5	Various entities(a)	Notes	01/17/08	130,302	10,374
6	CEAC(a)	Bond guarantee fees	open	—	5,000
7	CEI(a)	Equipment lease	12/1/07	—	40,000
8	CLLLC(a)	Vehicle lease	8/1/06	1,993,233	84,777
9	CEI(a)	Management fees	12/31/03	—	14,000
10	CEI(a)	Employee lease	12/31/03	—	Variable
11	CEI(a)	Real Property leases	10/31/08	—	58,748

(a) Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant beneficial interest in these entities.

Terms and conditions of each of the notes and agreements are listed below.

Notes Payable

On March 19, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $40,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carried no interest rate and was due and payable on or before April 25, 2003. On April 1, 2003, the note was converted to common stock in the Company as a part of a private placement (See Note 11).

1.     On July 2, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $25,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. This note was repaid in cash subsequent to the end of the current quarter.

2.     On June 10, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $50,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. As of the date of this report $5,000 of this note had been repaid with the remaining balance still outstanding. The Company has no definite plan for repayment of this note.

On September 16, 2003, as part of the purchase price for the acquisition of CTS, the Company assumed various long-term notes payable to several organizations in which Robert J. Jesenik, a Director of the Company and significant Shareholder, has significant beneficial ownership interests. A portion of these debts were converted to equity as a part of the Company’s preferred stock private placement as outlined below.

On September 15, 2003, the Company, CTS and JMW Capital Partners, Inc. (JMW) entered into an Agreement to Satisfy Obligations. JMW is an investment banking company in which Robert J. Jesenik, a Director and significant Shareholder, owns a significant beneficial interest. Under this agreement CTS acknowledged debt in the amount of $149,000 owed to JMW. This debt arose within CTS prior to the acquisition by the Company and was used for operating activities. After consummation of the acquisition of CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted the note payable to JMW into 357,143 shares of the Company’s restricted Series 2 preferred stock.

On September 15, 2003, the Company, CTS and Christenson Electric, Inc. (CEI) entered into an Agreement to Consolidate, Amend and Satisfy Obligations. CEI is an electrical services company in which Robert J. Jesenik, a Director and significant Shareholder, owns a significant beneficial interest. Under this agreement CTS acknowledged debts of $1.5 million and $265,000 owed to CEI. These debts arose within CTS prior to the acquisition by the Company, and relate to the purchase of Christenson Electrical Services’ inventory and customer lists by CTS. This was a transaction between entities under common control. After consummation of the acquisition of CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted $365,000 of the two notes payable to CEI into 869,048 shares of restricted Series 2 preferred stock.

3.     On September 15, 2003, CTS executed a new Subordinated Amended and Restated Promissory Note for the remaining $1,400,000 due to CEI. The note will be amortized using a five year payment schedule, with payments of $31,456 due monthly beginning on November 15, 2003, and a balloon payment of $672,876 due and payable on October 15, 2006. Interest on this note accrues at 12% per annum beginning on November 15, 2003. Effective November 15, 2003, and throughout the term of the note, the Company will have the option to convert the remaining balance and interest due on this Subordinated Promissory Note into shares of Series 2 preferred stock at $.42 per share. On November 17, 2003 the Company converted the note payable to 3,333,333 shares of Series 2 preferred stock.

4.     On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a significant beneficial interest. This debt arose within CTS prior to the acquisition by the Company and was contributed to CTS on several dates as working capital infusions to support operating activities. Under this note, six interest only payments are due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 are due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrues at 12% per annum beginning on September 15, 2003.

5.     On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $6,337 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of September 27, 2003, $79,602 was outstanding under these notes.

5.     (cont.) On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $4,036 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of September 27, 2003, $50,700 was outstanding under these notes.

As of September 27, 2003, approximately $191,000 of interest was payable to entities in which Mr. Jesenik has a significant beneficial interest under the notes and agreements listed above.

Bond Indemnity Fees

6.     A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has an agreement with CEAC, Inc. (CEAC) under which it pays CEAC $5,025 per month for CEAC’s guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

7.     On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007.

Master Vehicle Lease Agreement

8.     On September 1, 2003 CTS entered into a master vehicle lease agreement with CLLLC for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a significant beneficial interest. Under the terms of the lease, CTS pays CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contains a renewal provision under which it has the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment will remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. The lease agreement does not specify how the increased lease payment will be computed. This lease is accounted for as a capital lease. On September 1, 2003, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date.

Management Services Agreement

9.     On September 1, 2003, CTS entered into a management services agreement with CEI for management, labor affairs, legal, software system and CFO services related to the operations of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEI. Under the terms of the agreement, certain named individuals currently employed by CEI or related to CEI will provide services to the Company to assist in managing the daily operating activities of CTS. The agreement calls for fixed payments of $14,000 per month beginning with the date of the acquisition of CTS by the Company. The agreement continues in effect until December 31, 2003, but can be terminated earlier or extended by mutual agreement of the parties.

Employee Leasing Agreement

10.     On September 15, 2003, CTS entered into an employee leasing agreement with CEI for the lease of certain employees by CEI to CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEI. Under the terms of the agreement, certain employees of CEI are being leased to CTS to fulfill operating duties of CTS. This agreement is an accommodation for a temporary basis with the intent of transitioning the employees to permanent employment with CTS on January 1, 2004. Until that date, CEI is responsible for the administration of all employment matters with respect to these employees. From the date of the agreement, CTS is responsible for day-to-day supervision and control of these employees, and is responsible for the cost of all salaries and wages for work performed in CTS activities. The cost of these employees including salary and benefits is anticipated to range between $1.2 million and $1.6 million per month.

Real Property Sub Leases

11.     On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEI. CTS has operating activities in Portland and Eugene, Oregon, and as of August 2003, closed its office in Bend, Oregon. The monthly sublease payments total $58,748. Of that amount, $798 is due on a month-to-month basis. The remaining $57,950 is due on leases with maturity dates between December 31, 2003 and October 31, 2008. The annual rent obligations from September 28, 2003, for each property are listed in the table below.

Location	Maturity	2003	2004	2005	2006	2007	2008

Thurman Building	10/31/08	116,232	464,928	464,928	464,928	464,928	387,440
Swan Island	01/14/04	21,369	3,562
Eugene	09/30/05	21,012	84,048	63,036
Bend	12/31/03	10,743
Crown Plaza Office	7/31/07	4,494	17,976	17,976	17,976	10,486
Pope Storage	*
Montgomery Park Storage	*

Total		173,850	570,514	545,940	482,904	475,414	387,440

* Month-to-Month

Administrative Services Agreement

On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services. Robert J. Jesenik, a Director and Significant shareholder, owns a substantial beneficial interest in CEI. Under the terms of the agreement, certain employees will provide administrative and related services to CEI upon reasonable request. This agreement is an accommodation for CEI to fulfill specific operating duties of CEI. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI.

17.     Commitments and Contingencies

Manufacturing and Purchase Commitments

The Company has agreements with two subcontractors for the production and assembly of the No Tug Plug™. These agreements are for services, under which the Company places orders with these contractors for product on an as-needed basis. The Company does not provide either of the subcontractors with a forecast and is not required to give orders any specific amount of time in advance. These agreements do not contain any material commitments for purchase or assembly of product beyond the as needed basis.

On April 15, 2003 the Company entered into an exclusive purchase agreement under which the Company agreed to purchase inventory for its IOS security products. Under this agreement the Company receives a volume price discount for purchases of inventory above certain levels. The Company is not obligated to purchase inventory in any stated, minimum amount.

In the acquired CTS business, the Company purchases inventory on an as needed basis. There are no purchase commitments for products that CTS uses in the performance of its services.

The Company is party to a number of lease agreements as detailed in Note 16 above. Following is a schedule of the Company’s annual lease commitments for the coming five years.

Year	Amount

2003	$416,331
2004	1,497,324
2005	1,497,324
2006	1,158,216
2007	480,000
2008 and beyond	320,000

18.     Warrants

In connection with the September 2003 preferred stock private placement (See Note 11), the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,500,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At September 27, 2003, the fair value was determined to be $150,659 and the increase was recorded in earnings.

In connection with the April 2003 common stock private placement (See Note 11), the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,500,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At September 27, 2003, the fair value was determined to be $150,659 and the increase was recorded in earnings.

In connection with debt financing entered into during fiscal year 2000, the Company issued 2,066,000 detachable warrants to purchase common stock. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and JMW Capital Partners, Inc. In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and JMW Capital Partners, Inc was determined to be $468,000. The difference between the initial fair value and the fair value at the date of the extension was recorded as a loss on debt extinguishment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Microfield Group, Inc., (the “Company”) is an enterprise solutions provider that leverages core competencies in electrical services and information technology in the areas of voice, data, video and life safety into enterprise energy management solutions.

In September 2003, the Company merged with privately held Velagio, Inc and Christenson Technology Services, Inc. The newly formed organization conducts business under the assumed name, Velagio Solutions, with the goal of providing turnkey enterprise solutions to Fortune 2000 organizations in technology infrastructure and energy management systems including: energy conservation; cogeneration; optimization and sustainability. By combining the merged organizations, Velagio Solutions has the ability to deliver turnkey solutions from energy management solutions to technology infrastructure implementation, including:

•	Enterprise Energy Management Solutions

•	Computer Telephony Integration

•	Digital Video CCTV Systems and Infrastructure

•	Telecommunications Systems and Infrastructure

•	Enterprise Security Systems

•	Enterprise Life Safety Systems

•	Wireless Networking Solutions

•	IT Network Design & Engineering

•	Voice/Data Systems and Infrastructure

•	Electrical Design & Engineering

•	Electrical Services

•	Lighting Services

•	Electrical System Audits

Microfield Group, Inc., dba Velagio Solutions was incorporated in Oregon in 1986. The Company’s headquarters are located at 1631 NW Thurman St., Third Floor, Portland, OR 97209.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates on an on-going basis its estimates and judgments, including those related to sales returns, bad debts, excess inventory, warranty obligations, income taxes, contingencies and litigation. These estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

Revenue recognition and allowances;

Inventories;

Impairment of long-lived assets;

Accounting for income taxes.

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is probable, no customer acceptance requirements exist and there are no remaining significant obligations. A significant portion of the Company’s revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting, measured by the percentage of contract costs incurred to date to estimated total contract costs. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials, estimating costs and shop and equipment costs. Shop and equipment costs include shop salaries and expenses, facilities rent, small tools, repairs and maintenance, and depreciation not identifiable with or allocated to a specific contract or service activity. General and administrative costs are charged to expense as incurred.

A portion of the Company’s revenue is derived from software consulting and services. Consulting and service revenue consists of strategic advisory, business process re-engineering, design, engineering, software development, systems integration, systems testing and implementation, end user training and post-implementation support activities. Consulting services are generally billed under time and material contracts. Revenue earned from these services is recognized as services are performed. Prior to its acquisition by the Company, Velagio also earned revenue from sales of a software license and the related professional services. During the twelve days during the period since its acquisition by the Company, no revenue from sales of software products has been recognized. Certain consulting services only contracts included PCS to assist customers with post-implementation issues. PCS services are generally offered under renewable, fee-based contracts or as part of multiple element arrangements. PCS revenue is deferred and recognized ratably over the contract period.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

The Company writes down inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of the Company’s inventory and its reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.

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

The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Additionally, deferred tax assets are evaluated, and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized.

Results of Operations

Prior to the acquisition of CTS and Velagio, the Company’s only operating division was Innovative Safety Technologies (IST) which was acquired on September 17, 2002. Prior to the acquisition of IST, the Company had not been engaged in ongoing operations since October 24, 2000. The financial information presented for the three and nine months ended September 27, 2003, represents activity in CTS and Velagio for the twelve days from the date of the acquisition, September 16, 2003, to the end of the period. The financial information presented for the three and nine months ended September 28, 2002, represents activity in IST for the twelve days from the date of the acquisition, September 17, 2002, to the end of the period, combined with the other income and general and administrative expenses incurred by Microfield Group, Inc. for the same three and nine month periods. The combined entities of CTS and Velagio have a substantially larger revenue and expense base than IST, therefore, comparative financial data between the current and prior year periods varies significantly.

Sales. Revenue for the fiscal quarter ended September 27, 2003 was $1,244,000 compared to $3,000 for the same fiscal quarter in 2002. The revenue amount for the current fiscal quarter comprises work completed on ongoing projects during the twelve days from the date of the acquisition of CTS and Velagio to the end of the fiscal quarter. Revenue from the individual segments of the business for the fiscal quarter ended September 27, 2003 was $1,159,000 for construction and services, $22,000 for consulting and $115,000 for security products. Revenue from security products was $2,590 for the period ended September 28, 2002. The variance in this segment was due to the fact that the security products segment was acquired on September 17, 2002. Variances in the other segments were due to the fact that these segments were not included in the Company’s results in 2002 as their acquisition occurred on September 16, 2003.

Revenue for the nine months ended September 27, 2003 was $1,535,000, of which $1,128,000 was produced in the acquired companies after the date of the acquisitions. The Company had sales of $3,000 for the nine months ended September 28, 2002. Revenue from the individual segments of the business for the nine months ended September 27, 2003 was $1,159,000 for construction and services, $22,000 for consulting and $407,000 for security products. The variance in this segment was due to the fact that the security products segment was acquired on September 17, 2002. Variances in the other segments were due to the fact that these segments were not included in the Company’s results in 2002 as their acquisition occurred on September 16, 2003.

Cost of Sales. Cost of sales was $968,000 for the three months ended September 27, 2003, of which $871,000 was related to sales in the acquired companies after the date of the acquisitions. Cost of sales is comprised primarily of direct materials and labor used in the construction, services and consulting business lines, and primarily materials in the security products business. In the construction and services business, direct job related costs are incurred and revenue is subsequently billed on the percentage of completion basis. Gross profit for the individual segments of the business for the fiscal quarter ended September 27, 2003, was $245,000 for construction and services, $13,000 for consulting and $18,000 for security products. The gross profit contributions represent margin percentages of 21% for construction and services, 57% for consulting, and 16% for security products. The variance in this segment was due to the fact that the security products segment was acquired on September 17, 2002. Variances in the other segments were due to the fact that these segments were not included in the Company’s results in 2002 as their acquisition occurred on September 16, 2003.

Cost of sales for the nine months ended September 27, 2003 totaled $1,178,000, of which $871,000 was related to sales in the acquired companies after the date of the acquisitions. Cost of sales totaled $1,000 for both the fiscal quarter and nine months ended September 28, 2002. Gross profit for the individual segments of the business for the nine months ended September 27, 2003 was $245,000 for construction and services, $13,000 for consulting and $99,000 for security products. The gross profit contributions represent margin percentages of 21% for construction and services, 57% for consulting, and 24% for security products. The variance in this segment was due to the fact that the security products segment was acquired on September 17, 2002. Variances in the other segments were due to the fact that these segments were not included in the Company’s results in 2002 as their acquisition occurred on September 16, 2003.

Sales,General and Administrative (S, G & A) Expenses. S, G & A expenses increased $1,324,000 to $1,415,000 for the three months ended September 27, 2003 compared to $91,000 for the three months ended September 28, 2002. Fluctuations in the amount of expenses incurred between the three months ended September 27, 2003 and September 28, 2002 were due primarily to the acquisition of Velagio and CTS on September 16, 2003. On November 11, 2003, the Company elected to discontinue its IOS product line. As of the end of the quarter ended September 27, 2003, the intangible value of the IOS product line was written off. Also on November 11, 2003, the Company elected to scale back sales of its No Tug Plug product line. It was determined by the Company to write off a portion of the Intangible value assigned to that product line. The Company has incurred a charge to expense of $255,000 as a result of these two product decisions. The Company also wrote off goodwill acquired in the merger with IST in the amount of $251,000. There were no write offs of goodwill or intangibles, other than regular amortization, in the three and nine months ended September 28, 2002. The Company also incurred an additional $374,000 in expenses in the acquired companies for the twelve days from the date of the acquisition to the end of the period. The current quarter also includes additional charges of $207,500 for professional services fees related the Company’s acquisitions.

S, G & A expenses increased $1,784,000 to $1,986,000 for the nine months ended September 27, 2003 from $202,000 for the nine months ended September 28, 2002. Fluctuations in the amount of expenses incurred between the three months ended September 27, 2003 and September 28, 2002 were due primarily to the acquisition of Velagio and CTS on September 16, 2003. S, G & A expenses are comprised of $1,550,000 of expenses related to the operations of IST and to costs associated with the public status of the Company. The remaining $436,000 in expenses are related to the operations of the construction and construction services, and the consulting businesses. These expenses were incurred in the twelve days from the acquisition date to the end of the period presented. S, G & A expenses are expected to increase significantly in future periods compared to the level incurred in the nine months ended September 27, 2003, due to the future operations of the combined companies.

Interest Income (Expense), Net. Net interest expense was $54,000 for the three months ended September 27, 2003, compared to net interest income of $2,000 for the three months ended September 28, 2002. The net increase in interest expense is due to a decrease in cash reserves and an increase in the debt levels carried by the consolidated company.

Net Interest expense was $62,000 for the nine months ended September 27, 2003 compared to net interest income of $7,000 for the nine months ended September 28, 2002. The net increase in interest expense is due to a decrease in cash reserves and an increase in the debt levels carried by the consolidated company.

Loss on Extinguishment of Debt. On September 15, 2003 the Company extended the exercise period for certain warrants in part consideration for the conversion of $150,000 of debt owed by the Company to a related party. This loss was calculated as the incremental fair market value based on the re-measurement at the date the extension was granted.

Other Income (Expense), Net. Other expenses increased to $111,000 during the three months ended September 27, 2003 compared to $6,000 in other income for the three months ended September 28, 2002. Other expense for the three months ended September 27, 2003 consisted of $111,000 in additional expense associated with the increase in the fair market value of the derivative liability and the liability for warrant settlement.

Other expenses increased to $141,000 during the nine months ended September 27, 2003 compared to $15,000 in other income for the nine months ended September 28, 2002. Other expense for the nine months ended September 27, 2003, consisted of $140,000 in additional expense associated with the increase in the fair market value of the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

On September 26, 2003, the Company sold 3,607,151 shares of Series 2 preferred Series 2 preferred stock in conjunction with a private placement at $.42 per share. The Company received cash proceeds from the private placement, net of related costs, of approximately $715,000, and debt reduction of $765,000. Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At September 27, 2003, the Company had negative working capital of approximately $2,092,000 and its primary source of liquidity consisted of cash and cash equivalents. The Company has a line of credit with an asset based lending institution. As of September 27, 2003, there was $2,827,000 due under the line, with a borrowing limit of $4,000,000. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had $1,173,288 available borrowing capacity at September 27, 2003.

On September 16, 2003, the Company acquired Christenson Technology Services, Inc. (CTS) and Velagio, Inc. (Velagio) in exchange for 8,386,285 restricted shares of the Company’s common stock. As a result of these acquisitions, the assets and liabilities changed significantly from those in the prior periods. Accounts receivable from both related and unrelated parties increased to $5,702,000 at September 27, 2003 from $194,000 at December 28, 2002. The increase is due primarily to outstanding trade receivables acquired in conjunction with the Company’s acquisition of CTS. Inventory increased to $666,000 at September 27, 2003 from $50,000 at December 28, 2002. The increase is due to inventory acquired in conjunction with the Company’s acquisition of CTS. Also, as a result of the acquisition of CTS, the Company records costs in excess of billings to recognize the work in progress related to construction projects. At September 27, 2003 costs in excess of billings were $2,184,000.

Property and equipment increased to $2,268,000 at September 27, 2003 compared to $134,000 at December 28, 2002 as a result of the acquisition of CTS and Velagio. The increase was due primarily to the purchase of vehicles, leasehold improvements and equipment in the acquisitions of CTS and Velagio.

Intangible assets, net of related amortization increased $1,604,000 to $1,915,000 from $311,000 at December 28, 2002. The increase was due primarily to the purchase of intangible assets acquired in conjunction with the acquisitions of CTS (See note 9). Other than for legal and advisory expenses, no cash was paid for the acquisitions of CTS and Velagio.

Accounts payable from both related and unrelated parties increased to $4,164,000 at September 27, 2003 compared to $222,000 at December 28, 2002. At September 27, 2003 accounts payable relate primarily to vendor payables assumed in the acquisition of CTS. Current portion of long term debt from both related and unrelated parties increased to $949,000 at September 27, 2003, and from $9,000 at December 28, 2002. The increase is due primarily to notes payable assumed by the Company in conjunction with the acquisition of CTS. Other current liabilities from both related and unrelated parties increased to $2,172,000 at September 27, 2003 compared to $39,000 at December 28, 2002. The increase is due primarily to accrued liabilities assumed as a result of the acquisition of CTS and Velagio.

As a part of the acquisition of CTS, the Company assumed a liability owed by CTS to an asset based lender      . Under this credit facility, CTS borrows up to 85% of eligible accounts receivable. The interest rate under this facility is the Prime Rate plus 6.5% and adjusts as the Prime Rate changes. As of September 27, 2003, this liability was $2,827,000. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had $1,173,288 available borrowing capacity at September 27, 2003. Also as part of the acquisition, the Company assumed liabilities related to certain construction projects in progress. As of September 27, 2003, billings in excess of cost were $924,000.

For the nine months ended September 27, 2003, the continuing operations of the Company provided $115,000 of cash. Net cash provided by investing activities was $619,000, primarily due to the acquisition of CTS and Velagio. Net cash used in financing activities was $537,000 due primarily to repayments on the Company’s line of credit.

In conjunction with the acquisitions on September 16, 2003, the Company raised an additional $1,515,000 in equity through both a cash investment and conversion of existing debt. The Company and CTS have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities. While the acquisitions have added a significant amount of revenue to the Company, the recurring losses from continuing operations raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes it may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company is actively seeking additional investment capital. Investment capital may be difficult to obtain to the Company’s inability to meet certain SEC reporting requirements relative to historical financial statements of CTS. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is also reviewing overhead expenses and lease agreements in an effort to reduce monthly cash outflow. Subsequent to the end of the quarter on November 11, 2003, in an effort to reduce overhead expenses, the Company laid off 13 of its overhead staff.

RELATED PARTY DISCLOSURES

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at September 27, 2003 by related party.

				Amount
			Maturity	of	Monthly
	Related Party	Type of Obligation	Date	Obligation	Payment

1	Steven M. Wright	Note	9/01/03	$25,000	$—
2	Steven M. Wright	Note	9/01/03	50,000	—
3	CEI(a)	Note	10/15/06	1,400,000	31,456
4	CLLLC(a)	Note	10/15/05	825,000	18,355
5	Various entities(a)	Notes	01/17/08	130,302	10,374
6	CEAC(a)	Bond guarantee fees	open	—	5,000
7	CEI(a)	Equipment lease	12/1/07	—	40,000
8	CLLLC(a)	Vehicle lease	8/1/06	1,993,233	84,777
9	CEI(a)	Management fees	12/31/03	—	14,000
10	CEI(a)	Employee lease	12/31/03	—	Variable
11	CEI(a)	Real Property leases	10/31/08	—	58,748

(a) Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant beneficial interest in these entities.

Terms and conditions of each of the notes and agreements are listed below.

Notes Payable

On March 19, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $40,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carried no interest rate and was due and payable on or before April 25, 2003. On April 1, 2003, the note was converted to common stock in the Company as a part of a private placement (See Note 11).

1.     On July 2, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $25,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. This note was repaid in cash subsequent to the end of the current quarter.

2.     On June 10, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $50,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. As of the date of this report $5,000 of this note had been repaid with the remaining balance still outstanding. The Company has no definite plan for repayment of this note.

On September 16, 2003, as a part of the purchase price for the acquisition of CTS, the Company assumed various long-term notes payable to several organizations in which Robert J. Jesenik, a Director of the Company and significant Shareholder, has significant beneficial ownership interests. A portion of these debts were converted to equity as a part of the Company’s preferred stock private placement as outlined below.

On September 15, 2003, the Company, CTS and JMW Capital Partners, Inc. (JMW) entered into an Agreement to Satisfy Obligations. JMW is an investment banking company in which Robert J. Jesenik, a Director and significant Shareholder, owns a significant beneficial interest. Under this agreement CTS acknowledged debt in the amount of $149,000 owed to JMW. This debt arose within CTS prior to the acquisition by the Company and was used for operating activities. After consummation of the acquisition of CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted the note payable to JMW into 357,143 shares of the Company’s restricted Series 2 preferred stock.

On September 15, 2003, the Company, CTS and Christenson Electric, Inc. (CEI) entered into an Agreement to Consolidate, Amend and Satisfy Obligations. CEI is an electrical services company in which Robert J. Jesenik, a Director and significant Shareholder, owns a significant beneficial interest. Under this agreement CTS acknowledged debts of $1.5 million and $265,000 owed to CEI. These debts arose within CTS prior to the acquisition by the Company, and relate to the purchase of Christenson Electrical Services’ inventory and customer lists by CTS. This was a transaction between entities under common control. After consummation of the acquisition of CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted $365,000 of the two notes payable to CEI into 869,048 shares of restricted Series 2 preferred stock.

3.     On September 15, 2003, CTS executed a new Subordinated Amended and Restated Promissory Note for the remaining $1,400,000 due to CEI. The note will be amortized using a five year payment schedule, with payments of $31,456 due monthly beginning on November 15, 2003, and a balloon payment of $672,876 due and payable on October 15, 2006. Interest on this note accrues at 12% per annum beginning on November 15, 2003. Effective November 15, 2003, and throughout the term of the note, the Company will have the option to convert the remaining balance and interest due on this Subordinated Promissory Note into shares of Series 2 preferred stock at $.42 per share. On November 17, 2003 the Company converted the note payable to 3,333,333 shares of Series 2 preferred stock.

4.     On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a significant beneficial interest. This debt arose within CTS prior to the acquisition by the Company and was contributed to CTS on several dates as working capital infusions to support operating activities. Under this note, six interest only payments are due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 are due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrues at 12% per annum beginning on September 15, 2003.

5.     On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $6,337 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of September 27, 2003, $79,602 was outstanding under these notes.

5.(cont.)     On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $4,036 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of September 27, 2003, $50,700 was outstanding under these notes.

As of September 27, 2003, approximately $191,000 of interest was payable to entities in which Mr. Jesenik has a significant beneficial interest under the notes and agreements listed above.

Bond Indemnity Fees

6.     A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has an agreement with CEAC, Inc. (CEAC) under which it pays CEAC $5,025 per month for CEAC’s guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

7.     On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007.

Master Vehicle Lease Agreement

8.     On September 1, 2003 CTS entered into a master vehicle lease agreement with CLLLC for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a significant beneficial interest. Under the terms of the lease, CTS pays CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contains a renewal provision under which it has the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment will remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. The lease agreement does not specify how the increased lease payment will be computed. This lease is accounted for as a capital lease. On September 1, 2003, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date.

Management Services Agreement

9.     On September 1, 2003, CTS entered into a management services agreement with CEI for management, labor affairs, legal, software system and CFO services related to the operations of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEI. Under the terms of the agreement, certain named individuals currently employed by CEI or related to CEI will provide services to the Company to assist in managing the daily operating activities of CTS. The agreement calls for fixed payments of $14,000 per month beginning with the date of the acquisition of CTS by the Company. The agreement continues in effect until December 31, 2003, but can be terminated earlier or extended by mutual agreement of the parties.

Employee Leasing Agreement

10.     On September 15, 2003, CTS entered into an employee leasing agreement with CEI for the lease of certain employees by CEI to CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEI. Under the terms of the agreement, certain employees of CEI are being leased to CTS to fulfill operating duties of CTS. This agreement is an accommodation for a temporary basis with the intent of transitioning the employees to permanent employment with CTS on January 1, 2004. Until that date, CEI is responsible for the administration of all employment matters with respect to these employees. From the date of the agreement, CTS is responsible for day-to-day supervision and control of these employees, and is responsible for the cost of all salaries and wages for work performed in CTS activities. The cost of these employees including salary and benefits is anticipated to range between $1.2 million and $1.6 million per month.

Real Property Sub Leases

11.     On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial beneficial interest in CEI. CTS has operating activities in Portland and Eugene, Oregon, and as of August 2003, closed its office in Bend, Oregon. The monthly sublease payments total $58,748. Of that amount, $798 is due on a month-to-month basis. The remaining $57,950 is due on leases with maturity dates between December 31, 2003 and October 31, 2008. The annual rent obligations from September 28, 2003, for each property are listed in the table below.

Location	Maturity	2003	2004	2005	2006	2007	2008

Thurman Building	10/31/08	116,232	464,928	464,928	464,928	464,928	387,440
Swan Island	01/14/04	21,369	3,562
Eugene	09/30/05	21,012	84,048	63,036
Bend	12/31/03	10,743
Crown Plaza Office	7/31/07	4,494	17,976	17,976	17,976	10,486
Pope Storage	*
Montgomery Park Storage	*

Total		173,850	570,514	545,940	482,904	475,414	387,440

* Month-to-Month

Administrative Services Agreement

On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services. Robert J. Jesenik, a Director and Significant shareholder, owns a substantial beneficial interest in CEI. Under the terms of the agreement, certain employees will provide administrative and related services to CEI upon reasonable request. This agreement is an accommodation for CEI to fulfill specific operating duties of CEI. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI.

Item 3. Controls and Procedures

Prior to the September 16, 2003 acquisitions of CTS and Velagio, the Company officers, including the then current Chief Executive Officer, had evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (“Exchange Act”) and found them to be effective in alerting the Chief Executive Officer on a timely basis to material information relating to the Company required to be included in the Company’s securities filings. At that time, the Company did not have a Chief Financial Officer.

After closing the acquisitions of CTS and Velagio on September 16, 2003, the Company and its newly organized management team, including the new Chief Executive Officer, the newly appointed and acting Chief Financial Officer and the Chief Operating Officer (the Company’s former CEO prior to the acquisitions), reviewed the effectiveness of the Company’s disclosure controls and procedures. In response to this review, the officers of the Company developed a formalized Periodic Evaluation of Disclosure Controls and Procedures (DCP) process to implement periodic internal reports, disclosure controls, procedures and internal controls.

In the course of trying to complete the audit of GAAP compliant financial statements related to Form 8-K/A filing, the Company’s independent accountants and management team noted certain material internal control weaknesses within the operations of CTS in the areas of: revenue recognition, cash disbursements, inventory accounting and document control. The Company’s management concluded that fully compliant GAAP financial statements of CTS for FY 2002 and FY 2001 could not be prepared. Accordingly, the Company’s independent accountants concluded that they could not render an opinion on the historical FY 2002 and FY 2001 financial statements of CTS. In response to these material internal control weaknesses specific to CTS’s internal financial controls and accounting procedures, the Company conducted a company-wide core business process and systems assessment initiative named Project Foundation. Upon completing the assessment work within Project Foundation, the Company and management team commenced business process re-engineering activities related to core business processes (contract-to-cash business cycle), and are actively preparing for selecting and implementing improved information systems (accounting and financial reporting tools) to address deficiencies related to CTS’s internal financial controls and accounting procedures.

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s auditors to ensure the purchase accounting is accurate and to properly and accurately account for the financial information contained in this Form 10-QSB. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness.

The Company’s officers have been working closely with the Audit Committee to address recommendations from the Company’s auditors regarding deficiencies in the disclosure controls and procedures and expect that the newly instituted DCP process adopted by the officers of the Company will correct the deficiencies and will implement disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, that will timely alert the Chief Executive Officer and Chief Financial Officer to material information relating to the Company required to be included in the Company’s Exchange Act filings.

PART II. OTHER INFORMATION

Item 2. Stock Sold

The following information is being provided pursuant to Section 4.2 of the Securities Act of 1933, Reg. D, Section 506.

On September 16, 2003 the Company acquired Christenson Technology Services, Inc. and Velagio, Inc. in exchange for 8,386,285 shares of the Company’s common stock. The shares of common stock issued in conjunction with the acquisition were not registered under the Securities Act of 1933.

On September 26, 2003, the Company issued 3,607,151 shares of restricted Series 2 preferred stock in conjunction with a private placement at $.42 per share. In total, the Company received net cash proceeds from the private placement of approximately $715,000 and conversion of $765,000 of debt. Issuance costs relative to the private placement were approximately $35,000. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.

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

Item 5. Other Information

In the course of trying to complete the Company’s audit of GAAP compliant financials related to its Form 8-K/A filing, the Company’s independent accountants and management team noted certain material internal control weaknesses within the operations of CTS in the areas of: revenue recognition, disbursements, inventory accounting, and document control. The Company’s management concluded that fully compliant GAAP financial statements of CTS for FY 2002 and FY 2001 could not be prepared. Accordingly, the Company’s independent accountants concluded that they could not render an opinion on the historical financial statements of CTS for the years ended December 2002 and December 2001 required to be filed in the Company’s Form 8-K/A.

There were no material internal control weaknesses noted by the Company’s independent accountants in either Microfield Group, Inc. or Velagio, Inc. The Company plans to file its Form 8-K/A with audited financial statements for Velagio for the years ended December 2002 and December 2001.

As of the date of this report, the Form 8-K/A had not been filed with the SEC. The Company intends to file the Form 8-K/A as soon as practicable.

On Friday, October 17, 2003, John B. Conroy resigned from the Company’s Board of Directors on good terms after 17 years of service to the Company.

On Friday, December 12, 2003, Steven M. Wright resigned from the Company as Chief Operating Officer on good terms and will continue to serve on the Company’s Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The exhibits filed as part of this report are listed below:

          Exhibit No.

             31.1      Certification of President and Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

             31.2      Certification of Acting Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

             32.1      Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2      Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          One report on Form 8-K was filed during the quarter ended September 27, 2003. That 8-K was filed after the Company’s press release announcing its second quarter 2003 operating results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2003

MICROFIELD GRAPHICS, INC.

By: /s/	KURT A.UNDERWOOD

Kurt A. Underwood
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2003

MICROFIELD GROUP, INC.

By: /s/	THOMAS A. SIDLEY

Thomas A. Sidley Acting Chief Financial Officer (Principal Financial Officer)