Form 10KSB
period 2004-01-03
MICROFIELD GROUP INC
filed 2004-05-20
CIK 944947

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from to

Commission file number: 0-26226

Microfield Group, Inc.

(Name of small business issuer in its charter)

Oregon	93-0935149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1631 NW Thurman St., Suite 200

Portland, Oregon 97209
(Address of principal executive offices and zip code)

(503) 419-3580

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☐          No ☑

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.     ☐

      Issuer’s revenues for its most recent fiscal year were $10,342,000.

      The aggregate market value of voting stock held by non-affiliates of the registrant at March 1, 2004 was $5,222,000 computed by reference to the average bid and asked prices as reported on the Nasdaq Bulletin Board Market.

      The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2004 was 16,772,570 shares.

      The index to exhibits appears on page 52 of this document.

      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

MICROFIELD GROUP, INC.

FORM 10-KSB INDEX

This filing includes statements that may constitute “forward-looking‘ statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause or contribute to such differences that include, but are not limited to, competitive factors, the success of new products and services in the marketplace, dependence upon third party vendors, and the ability to obtain financing. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this filing.

PART I

Item 1.	Description of Business

General

      Microfield Group, Inc. (the “Company”) specializes in the installation of electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a viable, profitable electrical services and technology infrastructure business.

      The Company completed its first purchase transaction in September 2002, with the acquisition, via merger, of Innovative Safety Technologies, LLC (IST). This acquisition established a new direction for the Company since it had previously sold substantially all of the assets used in its prior business, in October 2000 (see below). The acquisition of IST was completed on September 17, 2002. As of December 2002, IST was the only operating entity owned by the Company.

      During 2003, the Company completed two additional acquisitions. In September 2003, the Company acquired privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS). In December, 2003 the service and technology teams of Velagio and CTS were consolidated into one subsidiary under the name Christenson Velagio, Inc. (CVI) in order to take full advantage of potential synergies within the subsidiaries. The newly formed organization conducts business in the electrical services and technology infrastructure sectors. CVI has the ability to deliver the following products and services:

•	Computer Telephony Integration

•	Digital Video CCTV Systems and Infrastructure

•	Telecommunications Systems and Infrastructure

•	Enterprise Security Systems

•	Wireless Networking Solutions

•	Fire Alarm/ Life Safety Systems Design and Installation

•	Information Technology Network Design & Engineering

•	Voice/ Data Systems and Infrastructure

•	Electrical Design & Engineering

•	Electrical Construction Services

•	Lighting Services

•	Electrical System Audits

      During the fourth quarter of 2003, shortly after the acquisitions of Velagio and CTS, the Company made the decision to discontinue the operations of IST and Velagio. This decision was made based on the declining sales in these two entities, and the fact that many of the employees whose focus was in sales of these products and services were no longer with the Company. As of January 3, 2004 (Fiscal Year End for FY 2003), Microfield Group, Inc. has one wholly-owned subsidiary, Christenson Velagio, Inc. In the remainder of this document, reference to “the Company” refers to either or both Microfield Group, Inc. and Christenson Velagio, Inc.

      Prior to October 24, 2000 the Company developed, manufactured, and marketed computer conferencing and telecommunications products designed to enhance and facilitate group communications. The Company’s product lines consisted of a series of digital whiteboards, interactive rear projection systems, and interactive plasma display systems sold under the brand name SoftBoard, along with a variety of application software packages, supplies and accessories. On October 24, 2000 the assets of the Company that were utilized in operating the SoftBoard business were sold to Greensteel, Inc., a wholly-owned subsidiary of PolyVision Corporation. Prior to September 2002, the Company had not been engaged in continuing operations since the date of the sale of its SoftBoard assets to Greensteel. The Company currently receives royalties from PolyVision, based on sales of SoftBoard products. These royalties are listed in the income statement under “discontinued operations.”

      The Company was incorporated in Oregon in 1986. The Company’s executive offices are located at 1631 NW Thurman St., Suite 200, Portland, OR 97209

Products and Services

      The Company conducts business with the goal of providing organizations with electrical and technology infrastructure products and services. The Company’s main products and services include:

Electrical Design & Construction Services

      Since it’s inception in 1945, the electrical services group that was acquired by the Company established its business and the value of its name based on the quality and reliability of their work. The Company’s services include installation of lighting systems, wiring of high-rise buildings, design-build on complex institutional or industrial locations, building control systems and installation of emergency power systems. The Company’s engineers, project managers and field technicians take projects from concept through implementation.

Digital Video CCTV Systems and Infrastructure

      Surveillance systems have quickly emerged as a high priority for facilities of all sizes in the private and public sectors due to a number of environmental and social concerns. CVI’s knowledge in the design as well as implementation of sophisticated digital systems including cameras, multiplexers, monitoring centers, switching devices and network infrastructure allows the Company to provide a complete, turnkey source for systems of all sizes and levels of complexity. CVI’s engineers and technicians have the capability to design and install state-of-the-art fiber optic networks and switching gear, IP Video Local Area Network (LAN) and Wide Area Network (WAN) architectures, as well as highly sophisticated monitoring stations.

Telecommunications Systems and Infrastructure

      Increasing levels of need and flexibility have continued to fuel growth in the area of facilities telephony and IP Telephony systems. Competencies with most major manufacturer’s systems and architectures allows the Company to provide correct scale and functionality in designs and provide reliability through the installation and maintenance programs.

Enterprise Security and Life Safety Systems

      The Company’s extensive knowledge of access control systems, intrusion alarm systems and fire protection systems, allows CVI to provide the highest level of protection available for most sizes of enterprises. Providing a safe working environment, protection of company assets including intellectual property, and reducing liability exposure are critical business needs that are met with the Company’s systems. CVI’s ability to perform facility audits assists its customers in evaluating site requirements or weaknesses in their existing systems and provides a basis for recommendations. Included in this category of service (beyond physical site security) is our ability to provide IT Network security including firewalls and VPN/ Remote access security functions.

Wireless Networking Solutions

      Wireless networking solutions is one of the fastest growing segments of communications technology. The Company’s experience with WI-FI Networks, wireless telephony and its capability for on-site assessments enables CVI to provide complete design and implementation services. The Pacific Northwest has taken a leading position in the implementation of wireless “hot spots” both in the private and public sector. As this high growth area expands, the Company’s knowledge and real world experience will assist customers in providing this level of capability to their locations.

Information Technology (IT) Network Design & Engineering

      From designing of systems and infrastructure to implementation and maintenance, CVI has years of field experience in the design and installation of complex IT network configurations. Whether it is in the form of LANS, WANS, or MANS, switching and routing hardware or high speed Internet access, CVI’s employees have the knowledge and expertise in-house to handle any requirement. The Company’s technical support staff capability is well established and has an excellent reputation for technical competency during system installation as well as subsequent service and repair.

Sales and Distribution

      CVI generates sales through the relationships it has cultivated and the quality work product it has maintained over its 58 year history. Prior to its acquisition by the Company, Christenson Technology Services, in various forms since its inception, has primarily served the Northwest market since 1945. The “Christenson” name has been a key component in building a well established, loyal customer base. Much of the Company’s sales are generated by word of mouth or through repeat customer projects. Growth throughout its existence has been achieved by entering into additional markets within the electrical services industry.

      The Company’s staff regularly installs products and designs product configurations for customer sites based on the products and/or services ordered by the customer, or according to plans specified by the customer or general contractor. The Company may also enlist the assistance of various subcontractors to provide specific services relative to the contract the Company has with its customer.

      The Company normally delivers products or has products delivered directly to its customers, and then installs those products as a part of the services provided to the customer. The Company does not sell any products through distributors, dealers or other resellers as a part of its business.

Customers

      With the acquisition of CTS, the Company now provides electrical and technology products and services for a wide range of end use customers in the western United States. The Company’s customer base changed materially with the acquisition of CTS in September 2003. Revenues of the consolidated group (consisting of Microfield and IST) in the eight and a half month period prior to the current year acquisitions, were less than $500,000. Revenues attained in the three and a half months after the current year acquisitions were completed, were in excess of $10 million.

      Approximately half of the Company’s current revenue base comes as subcontracting work through general contractors. CVI’s customers span all major industries, including: government, education, retail, entertainment, finance, health care, manufacturing and transportation. Major end user customers include Boeing, General Electric, KPMG, Kaiser Permanente, the Portland Trailblazers, the City of Portland, Evergreen School District and Lake Oswego School District. For the year ended January 3, 2004, no single customer accounted for more than 10% of the Company’s revenue. For the year ended December 28, 2002, one customer accounted for approximately 68% of the Company’s $233,000 in sales. The Company made the decision in November 2003 to discontinue the operations of IST, and it no longer actively markets those products.

Acquisitions and Investments

      Microfield’s strategy was one that focused on the acquisition and deployment of products and services with strong intellectual property asset value and the potential for significant growth. In the latest two fiscal years, the Company completed the acquisitions of three companies, in line with this strategy.

      The Company completed its first purchase transaction in September 2002, with the acquisition, via merger, of Innovative Safety Technologies, LLC (IST). This acquisition established a new direction for the Company since it had previously sold substantially all of the assets used in its prior business, in October 2000 (see below). The acquisition of IST was completed on September 17, 2002. As of December 2002, IST was the only operating entity owned by the Company.

      During 2003, the Company completed two additional acquisitions. In September 2003, the Company merged with privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS). Velagio was a consulting firm that provided outsourced services for the development and implementation of software packages. CTS was an electrical technology and electrical services firm.

      In December, 2003 the service and technology teams of Velagio and CTS were consolidated into one subsidiary under the name Christenson Velagio, Inc. (CVI) in order to take advantage of potential synergies within the subsidiaries. In conjunction with this business rationalization, a new branding campaign for this consolidated structure was launched. A new logo and hallmarks were developed to facilitate a cohesive message to the marketplace that leverages the equity and reputation of the Christenson name in regional markets as well as to communicate the broader array of service and capabilities brought to customers.

      During the fourth quarter of 2003, shortly after the acquisitions of Velagio and CTS, the Company made the decision to discontinue the operations of IST and Velagio. The remaining assets and liabilities were merged into CVI in December in conjunction with the combination of Velagio, IST and CTS. As of January 3, 2004, Microfield Group, Inc. has one wholly-owned subsidiary, Christenson Velagio, Inc.

      The Company’s current acquisition strategy is to evaluate potential merger opportunities as they develop.

Competition

      The Company, through its CVI subsidiary, competes in the electrical services, communications, networking and energy management services markets. The principal competitive factors in the markets in which the Company competes include price, service, product performance, the ability to provide a broad range of products and services, conformance to industry standards, union representation of the Company’s workforce, market presence, and the ability to design and implement cost beneficial and technologically advanced customer solutions.

      The electrical services industry is well established, and the Company competes mainly on the basis of its excellent reputation for providing reliable, timely, cost effective, first class products and services. A portion of this business is done through the bidding process either directly with the customer or in a subcontracting role with a general contractor. Winning projects depends on several factors including size of the jobs, price, customer service and reputation from prior work completed. The Company’s electricians and technicians are members of the local electrical union. Union representation of the Company’s workforce is also a factor in whether the Company is successful in obtaining work in competitive situations.

      In the technology side of the business, the markets that the Company competes in are constantly changing. While the services provided in bringing new technology to customers remain fairly constant, the technology of the products sold or installed changes continually. This requires that the Company’s engineers and technicians remain in touch with new product introductions, and advancing or emerging technologies. The Company’s engineers and technicians are regularly trained regarding safety, new products and technologies, and how to adapt or configure their customers’ applications to take advantage of the new technologies.

      The Company has dozens of competitors in the electrical services and technology services markets. Some of the Company’s major competitors include, Capitol Electric Company, Dynalectric, Electrical Construction Company, Hughes Electrical Contractors, LH Morris, Oregon Electric Group and Tice Electric Company. Some of these companies compete with CVI across many of its product lines and service offerings in both the electric services and technology services markets.

      The barriers to entry in the markets that the Company currently serves are relatively low and new companies may be created that compete with CVI in various segments of its markets. Several of the Company’s competitors may have greater financial, engineering and technical resources, may be able to compete for “non-union only” work, and may be able to provide a broader range of products and services than the Company. The Company’s success in competing in these markets depends on its ability to provide timely service and creative technology offerings that provide its customers long-term, cost effective solutions to their electrical and technology service requirements. Any inability to effectively control and manage these competitive factors could have a material adverse effect on the Company’s business, operating results and the financial condition of the Company.

Manufacturing and Supply

      CVI purchases telecommunication equipment, networking equipment, cabling and wiring and various other equipment and supplies that it uses in customer applications, or that it sells and installs at customer sites. The Company relies on various vendors for these products, and does not manufacture any of the products that it sells or installs.

      The electrical services industry is a mature industry. As such, there are numerous vendors that supply the products that CVI uses in this market. CVI purchases supplies from several of these vendors, and has secondary sources for all products that it buys. CVI has had negative operating cash flows in its business since it was acquired by Microfield. While this negative cash flow has not had a measurable impact on the operations of the Company, there is no assurance that the supply of products and materials will continue to be available if the Company’s working capital position further deteriorates.

      The Company’s goal is to keep its inventory of parts and supplies to a minimum. A fleet of vehicles is leased by the Company for use by technicians and electricians in servicing customers. Each vehicle has a stock of parts and/or tools used by CVI employees in their work. The inventory on board the vehicles is kept at a fairly constant level, to match the work flow throughout the year. Each technician and electrician has the authority to order and pick up parts as needed to fulfill job requirements. CVI also maintains a stock of inventory and supplies at its main plant.

      The technology services business is subject to rapid technological developments, evolving industry standards changes in customer requirements, and new product introductions and enhancements. The Company’s future success in this industry depends on its ability to keep pace with these new developments and requirements, and to provide customer solutions using current technology, on a cost-effective and timely basis. Failure to keep pace with these customer requirements, industry standards and technological developments could have a material adverse effect on the Company’s results of operations and financial condition.

      The Company’s principal suppliers include Graybar Electric Co., Inc., Anixter, Inc., Platt Electric Supply, Inc., Ronco Communications, Inc., Crescent Electric Supply, Inc., and North Coast Electric, Inc. The Company generally believes it has good relationships with its current principal vendor base.

      The Company buys products and supplies on both open account and job accounts, up to various limits, specified by each particular vendor. Job accounts can be set up by a vendor for products or supplies used on specific projects. The vendor is protected from the Company’s non payment by lien rights. Lien rights give vendors the legal ability to receive payment directly from their creditor’s customer. The Company does not have a history of having lien rights filed against its jobs. Should the Company’s cash situation worsen, vendors could exercise their lien rights against the Company, which could harm the Company’s reputation in the markets where it does business. This could have a material adverse effect on the Company’s business, its operating results and financial condition.

      The Company does not have any long-term contracts for the purchase of products or supplies with any of its material vendors.

Intellectual Property

      As a part of the purchase of IST, the Company owns United States Patent No. 5,288,945. This patent covers the No Tug PlugTM and was issued in February 1994. The patent was purchased by Innovative Safety Technologies, LLC in July 2002 from the original inventor. IST was granted the Trademark for the mark “No

Tug Plug,” in November, 2002. In November 2003, the Company made the decision to discontinue the operations of IST. The Company still owns the above mentioned patent and trademark.

      In September 2003, through the acquisition of CTS, the Company shares ownership of the “Christenson” trade name. The previous owners of CTS own a separate entity that continues to do business under the name Christenson Power Services (CPS). CPS uses the same branding and trade dress of the Christenson name as does CVI, but with their separate name. CPS focuses on the utility segment of this industry, which is not a major market for the Company. The Company’s joint ownership of the Christenson name and trade dress is not limited in any way. The owners of CPS also maintain a significant ownership position in Microfield Group, Inc.

      Also in September 2003 through the acquisition of Velagio, the Company acquired the rights to the Velagio name, which it now uses in its subsidiary “Christenson Velagio, Inc.”

      The Company protects its intellectual property rights through a combination of patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other measures. The Company believes, however, that its financial performance will depend more upon the service excellence, technical knowledge and innovative design abilities of its employees, than upon such protection.

Government Approval or Regulations

      The Company is subject to certain local government regulations regarding Uniform Commercial Building Codes. Many projects require inspection by local government building code inspectors. There are no federal regulations related to the business.

Employees

      As of January 3, 2004, the Company employed approximately 285 persons. The Company’s workforce fluctuates based on the project work flow at any specific point in time. Approximately 213 of the Company’s employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

Item 2.	Properties

      The Company leased seven facilities in Portland, Eugene and Bend, Oregon, during 2003. These facilities consist of approximately 11,000 square feet of office space. The Company vacated the facility in Bend at the expiration of the lease on December 31, 2003. The remaining facilities are occupied pursuant to both fixed-term, and month-to-month leases. The Company does not own or lease any manufacturing space.

Item 3.	Legal Proceedings

      The Company was not a party to any legal proceedings during 2003.

      From time to time, claims are made against the Company in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Company’s results of operations for that period or future periods.

      In March, 2004, Kurt Underwood (former President/ CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, JMW Capital Partners, Inc., Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleges that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into

Velagio, Inc. In addition, the lawsuit alleges that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit seeks damages of approximately $1.4 million. The Company intends to vigorously defend the lawsuit, however, at the date of this filing, the outcome of this matter is uncertain.

Item 4.	Submission of Matters of a Vote of Security Holders

      No matters were submitted to a vote of the Company’s shareholders during the quarter ended January 3, 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

      The Company’s common stock is quoted on the Nasdaq Bulletin Board Market under the symbol “MICG.OB.” The following table sets forth the high and low sales prices as reported by the Nasdaq Bulletin Board Market for the periods indicated.

	Low	High

Fiscal 2002
First Quarter	$0.05	$0.07
Second Quarter	0.04	0.06
Third Quarter	0.05	0.15
Fourth Quarter	0.19	0.78

Fiscal 2003
First Quarter	$0.16	$0.44
Second Quarter	0.20	0.57
Third Quarter	0.23	0.80
Fourth Quarter	0.36	0.73

      There were 180 shareholders of record and the Company believes approximately 1000 beneficial shareholders at March 1, 2004. There were no cash dividends declared or paid in fiscal years 2003 or 2002. In November 2003, 3,333,333 preferred shares were issued in exchange for the conversion of a previously existing $1.4 million debt owed by the Company. This conversion was completed in conjunction with a $750,000 Series 2 preferred stock private placement subscribed to on September 26, and a conversion of $765,000 of existing debt into shares of Series 2 preferred stock, also on September 26, 2003. Under the terms of the private placement and the debt conversions, a 6.5% dividend based on the value converted and issued, is due to those preferred shareholders when declared by the board of directors. Dividends on those preferred shares can only be declared if, in the discretion of the board of directors, the Company is in a cash flow position sufficient to pay a dividend. The Company does not anticipate declaring such dividends on that converted amount before there are legally available funds to pay that dividend. The Company does not anticipate declaring any dividends on common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following equity compensation information, as of January 3, 2004, is presented in compliance with SEC regulation S-B Item 201(d).

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options	Outstanding Options	Securities Reflected
	and Warrants	and Warrants	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	688,936	$0.84	222,252
Equity compensation plans not approved by security holders	2,510,643	$0.44	-0-
Total	3,199,579	$0.53	-0-

      The Company has an Incentive Stock Option Plan. At January 3, 2004, 688,936 shares of common stock were reserved for issuance to employees, officers and directors to whom options have been granted. Under the Plan, options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plans. The options become exercisable over four years.

      In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At January 3, 2004, the fair value was determined to be $135,667 and the increase from the initial amount was recorded in earnings.

      In connection with an April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At January 3, 2004, the fair value was determined to be $47,195 and the increase from the initial amount was recorded in earnings.

      In connection with debt financing entered into during fiscal year 2000, the Company issued 2,066,000 detachable warrants to purchase common stock. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of 1,239,600 of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and JMW Capital Partners, Inc. In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and JMW Capital Partners, Inc was determined to be $468,000. The difference between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment.

      On October 15, 1999 the Company issued a warrant to certain of its debt holders to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.75 per share. In accordance with the terms of the warrant, the holder, in lieu of exercising the warrant, has the option to convert the warrant into a number of shares to be determined based on a formula which considers the difference between the fair market value of the Company’s common stock at the time of conversion and the exercise price of the warrant. The warrant expired, unexercised, in October 2003.

Item 6.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Overview

      Microfield Group, Inc. (the “Company”) specializes in the installation of electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a viable, profitable electrical services and technology infrastructure business.

      In September 2003, the Company acquired privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS). In December, 2003 the service and technology teams of Velagio and CTS were consolidated into one subsidiary under the name Christenson Velagio, Inc. (CVI) in order to take full advantage of inherent synergies within the subsidiaries, as well as capture competitive advantage. The newly formed organization conducts business in the electrical services and technology infrastructure sectors. CVI has the ability to deliver the following products and services:

•	Computer Telephony Integration

•	Digital Video CCTV Systems and Infrastructure

•	Telecommunications Systems and Infrastructure

•	Enterprise Security Systems

•	Wireless Networking Solutions

•	Fire Alarm/ Life Safety Systems Design and Installation

•	Information Technology Network Design & Engineering

•	Voice/ Data Systems and Infrastructure

•	Electrical Design & Engineering

•	Electrical Construction Services

•	Lighting Services

•	Electrical System Audits

      These services and capabilities are expected to provide the substantial majority of the Company’s sales in the foreseeable future. The Company’s results will therefore depend on continued and increased market acceptance of these products and the Company’s ability to install and service them to meet the needs of its customers. Any reduction in demand for, or increase in competition with respect to these products could have a material adverse effect on the Company’s financial condition and results of operations.

      During the fourth quarter of 2003, shortly after the acquisitions of Velagio and CTS, the Company made the decision to discontinue the operations of IST and Velagio. This decision was made based on the declining sales in these two entities, and the fact that many of the employees whose focus was in sales of these products and services were no longer with the Company. The remaining assets and liabilities were merged into CVI in December in conjunction with the combination of Velagio, IST and CTS. As of January 3, 2004, Microfield Group, Inc. has one wholly-owned subsidiary, Christenson Velagio, Inc.

      The Company’s current acquisition strategy is to evaluate potential merger opportunities as they develop.

Management’s Focus in Evaluating Financial Condition and Operating Performance.

      Management meets regularly to review the business along two main divisions. These divisions include Operations, which consists of customer solicitation and project work performance, and Finance and Administration, which consists of the administration and support of the Company. Based on the kinds of information reviewed, meetings are held daily, weekly and monthly. Following is a list of the most critical information which management examines when evaluating the performance and condition of the Company.

      Revenue. Sales personnel and project managers are responsible for obtaining work to be performed by the Company. Revenue is booked daily based on the Company’s revenue recognition policy (see Critical Accounting Policies). These bookings are reviewed the following day by the Senior Vice President of Operations (SVP), the Chief Financial Officer (CFO) and several of their direct reports. Decisions about various aspects of the business are made, and actions are taken based on the prior day’s revenue, and whether or not it met daily and weekly revenue goals and expectations. Monthly customer revenue is also examined, in detail, as a part of a review of the Company’s financial statements for the prior month, by the Company’s executive team and its board of directors.

      Expense Control. The Company has various controls in place to monitor spending. These range from authorization and approvals by the SVP and CFO as well as review of the periodic check runs by the CFO and reviews of labor efficiency and utilization by the SVP and his project managers. The organizational team, which is comprised of the SVP, CFO, several department heads and key employees, meets weekly to review reports that monitor expenses and cost efficiency, among other factors. Additionally, the executive team, comprised of the Company’s Chief Executive Officer (CEO), CFO and SVP, meets weekly to review operations, and monthly with the board of directors to review monthly spending patterns and expenses as a part of the review of the prior month’s financial statements.

      Cash Requirements. The Company focuses on cash daily, through a series of meetings that highlight cash received from borrowings on the prior day’s billings, cash required to fund daily operating needs, cash received from customers and several other factors that impact cash. Management reviews accounts receivable reports, ineligible receivables and accounts payable reports in conjunction with preparing a daily cash flow schedule that projects and tracks all cash sources and uses. Management and the board of directors use this information in determining cash requirements.

      Customer service. Management considers the Company’s reputation as one of its most valuable assets. Much of the Company’s revenue is based either on repeat business or referrals from its loyal customer base. The Company reviews service issues and any customer feedback continually to ensure continued customer satisfaction through timely and high quality work.

      Safety. Safety is of utmost importance to the Company and its employees. The Company’s engineers, electricians and technicians are required to undergo regular educational seminars, which include safety training. The Company has well defined procedures designed to prevent accidents. Management reviews reports on the Company’s safety record, and examines the facts and circumstances surrounding specific accidents to ensure that all procedures were followed, or to modify procedures if needed.

Business Characteristics.

      Revenue. The Company generates revenue by performing electrical service work and technology infrastructure design and installation. These projects are obtained by the Company’s sales force and project managers. These projects come from direct solicitation of work, the bidding process, referrals, regular maintenance relationships and repeat customer projects.

      Cash. The Company generates cash mainly through operations. Cash is borrowed daily from an asset based lender under a revolving credit facility. These borrowings are repaid through collections from customers’ accounts. Each day, the Company submits to its lender, a summary of customer billings, cash collections, ineligible accounts and the amount of the borrowing requested. The lender approves the submission and deposits funds directly into the Company’s bank account.

      The Company has also generated cash through debt issuances and private placements of common and preferred stock. The board of directors reviews both short and long range business plans and projections, and implements funding strategies based on the cash needs produced in the projections.

      Opportunities and Risks. Some of the significant business risks CVI faces, among others, include interruption in the flow of materials and supplies, interruption of its work force through disagreements with its union, business contraction and expansion caused by the economy in general and its general lack of liquidity.

      As a part of its regular business planning, the Company anticipates the effect that these risks may potentially have on its financial condition. Some of the risks are planned for contractually to minimize the Company’s liability in cases where it is subject to contract performance. Others are anticipated by forging plans for staff reductions or increases should the economy move drastically in one direction. The Company also continually looks for additional funding sources and cash availability, both by improving operating performance internally and from external debt and equity sources, should its cash be strained by certain factors.

Business Goal Attainment.

      The Company went through a cost reduction effort in the fourth quarter of 2003 that continued into the first quarter of 2004. The Company has been successful in improving monthly cash flow in its effort to reach profitability. This is being done through a combination of staff reductions, gross margin improvements, lease restructurings and general expense cutbacks. The Company anticipates that this combination of improvements, if accomplished to its expectations throughout 2004, is expected to result in Q1 2004 net pre tax losses in the range of $1.0 to $1.5 million, improving toward monthly breakeven during the year’s second half.

      When entering into the acquisitions of CTS and Velagio, the Company’s goal was to realize certain synergies within the resulting organization, save costs from eliminating duplicate processes, and come out of the combination as a breakeven or slightly profitable company. Due to management turnover in the months following the acquisition, broader than anticipated process issues, lower than anticipated sales achievements and professional costs associated with the acquisition that were higher than anticipated the Company has not yet met its interim post-acquisition profitability goals. Management is continuing to improve internal processes, cut costs and maximize revenue opportunities.

Trends.

      CVI’s business is closely tied to the economy. In a down economy, the Company’s work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries aren’t expanding, CVI’s service projects are more focused toward changes, adds, moves, and fixes within this customer base. Also during these periods, the Company enhances its revenue through its exclusive license with TEGG, that provides contractual electrical inspections and maintenance on an annual basis The Company does not see any significant movement in the economy either up or down at the current time. Based on this assessment, the Company continues to work toward positive cash flow and profitability through increased project efficiency, cost controls and revenue growth.

      In the last three years the Company has seen a dramatic downturn in spending for technology infrastructure. This affected the technology side of CTS’s business prior to its acquisition by the Company. It is anticipated that as the economy improves, CVI will see increasing revenue from the sales of technology products and services.

Critical Accounting Policies

      The discussion and analysis of financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition and allowances; Accruals for contingent liabilities;

•	Inventories and reserves for shrinkage and obsolescence; Bad debt reserves;

•	Impairment of intangible and long-lived assets;

      Significant portions of the Company’s revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the proportional amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. Revenue from discontinued operations was recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.

      The Company makes estimates of liabilities that arise from various contingencies for which values are not fully known at the date of the accrual. These contingencies may include accruals for reserves for costs and awards involving legal settlements, costs associated with vacating leased premises or abandoning leased equipment, and costs involved with the discontinuance of a segment of a business. Events may occur that are resolved over a period of time or on a specific future date. Management makes estimates of the potential cost of these occurrences, and charges them to expense in the appropriate periods. If the ultimate resolution of any event is different than management’s estimate, compensating entries to earnings may be required. For the year ended, January 3, 2004 the Company estimated costs for abandoning leases premises and the leasehold improvements within those premises. An estimate of $108,680 for this abandonment is recorded as a liability and was charged against earnings.

      The Company adjusts inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At January 3, 2004, the allowance for inventory obsolescence was $157,653 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of the Company’s inventory and its reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At January 3, 2004, the allowance for doubtful accounts was $117,650. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of January 3, 2004, and the potential that some of these accounts may be uncollectible. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

      Intangible and long-lived assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. After the acquisitions of Velagio and CTS in September 2003, management decided to discontinue the operations of IST because that business was not the focus of any of the Company’s future plans. Accordingly, net intangible assets of $255,000 were expensed in “Loss for discontinued operations” in the consolidated statement of operations.

      The Company measures the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.” To apply SFAS 141, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, the Company has one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below the book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired, an impairment charge is recorded in accordance with SFAS 142.

      During the fourth quarter of 2003, management determined that the goodwill recorded for both IST and Velagio was impaired due to the fact that operations of both of these entities were discontinued. A charge has been recorded in “Loss from discontinued operations,” in the consolidated statement of operations in the amount of $1,295,000 for Velagio and $250,000 for IST.

Results of Operations

      The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the business for the periods indicated.

	Fiscal	Fiscal
	2003	2002*

Net sales	100%	N/A	%
Cost of goods sold	84	N/A

Gross profit	16	N/A
Sales General & administrative expenses	40	N/A

Loss from continuing operations	(24)	N/A
Other income (expense)	(6)	N/A

Loss before income taxes	(30)	N/A
Benefit from income taxes	—	N/A

Loss before discontinued operations	(30)	N/A
Discontinued operations	(28)	N/A

Net loss	(58)%	N/A	%

*	The data for the year ended December 28, 2002, as a percentage of sales, can not be computed, as there were no sales made by the Company outside of those included in the discontinued operations of IST.

      The financial information presented for the year ended January 3, 2004, represents activity in Velagio and CTS for the three and a half months from the date of their acquisitions to the end of the fiscal year, combined with revenue, other income and S G & A expenses of IST and Microfield Group, Inc. for the year ended January 3, 2004. The financial information presented for the year ended December 28, 2002, represents activity in IST for the three and a half months from the date of the acquisition, September 16, 2002 to the end of the fiscal year, combined with the other income and general and administrative expenses incurred by Microfield Group, Inc. for the year ended December 28, 2002.

      Sales. Revenue for the fiscal year ended January 3, 2004 was $10,342,000 compared to none for the fiscal year ended December 28, 2002. The revenue amount for the current fiscal year includes $10,342,000 from sales of technology products and electrical construction services in CTS during the three and a half months from the date of the acquisition to the end of the fiscal year. There were no sales to any one customer that comprised more than 10% of the Company’s total sales for the fiscal year 2003. Due to new sources of revenues from the newly acquired entities, and the disproportionate size of the revenues in 2003 compared to those in 2002, no meaningful comparison can be made between revenue of the two years presented in the accompanying consolidated statements of operations.

      Cost of Sales. Cost of sales totaled $8,712,000 for the fiscal year ended January 3, 2004, compared to none for the same period in the prior year. All of the current fiscal year’s cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services in CTS from September 16, 2003, the date of acquisition of CTS, to the end of the fiscal year.

      Gross Profit. Gross profit for the fiscal year ended January 3, 2004 was $1,630,000 (or 16%) compared to none for the fiscal year ended December 28, 2002. All of the gross profit amount for the current fiscal year is the result of sales of products and services of CTS during the three and a half months from the date of the acquisition of CTS to the end of the fiscal year Due to new sources of gross profits from newly acquired CTS, and the disproportionate size of the gross profits in 2003 compared to those in 2002, no meaningful comparison can be made between gross profits of the two years presented in the accompanying consolidated statements of operations.

      Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs. It is anticipated that as savings are realized from the implementation of cost reduction efforts and higher gross margin work projects are targeted, overall gross profit margins may increase.

      Sales, General and Administrative Expenses(S, G & A). S, G & A expenses were $4,104,000 for the fiscal year ended January 3, 2004, compared to $279,000 for the fiscal year ended December 28, 2002. The increase is due to the acquisition of CTS on September 16, 2003. S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. This acquisition brought 279 employees to the Company, compared to 6 people that were employed by the Company during the fiscal year ended December 28, 2002. Payroll costs, which include salary, payroll taxes and fringe benefits, totaled $2,184,000 for the fiscal year ended January 3, 2004.

      Total rents for the year ended January 3, 2004 were $203,000, which was primarily comprised of facilities rent. This is compared to $5,000 of rent incurred in the year ended December 28, 2002. Outside services, professional fees, insurance, utilities and depreciation for the year ended January 3, 2004 totaled $842,000, compared to $58,000 for the year ended December 28, 2002

      Due to new sources of expenses from newly acquired CTS, and the disproportionate size of the expenses in 2003 compared to those in 2002, no meaningful comparison can be made between expenses of the two years presented in the accompanying consolidated statements of operations.

      The level of S, G & A expenses for the 2004 fiscal year is expected to increase significantly compared to the level incurred in the year ended January 3, 2004 due to the future operations, and a full year of operations, of CVI. The Company anticipates these expenses will approximate between 23% and 28% of sales in 2004.

      Interest Expense. Interest expense was $428,000 for the year ended January 3, 2004, compared to none for the year ended December 28, 2002. The significant addition of interest expense was due to the acquisition of CTS in September 2003, in which $8,666,000 in interest-bearing debt was assumed as a part of the transaction. This debt included an accounts receivable based lending facility under which the Company incurred $156,000 in interest expense from September 16, 2003, the date of the acquisition, to the end of the fiscal year.

      The assumed debt also included $4,349,000 of related party, interest-bearing debt. Interest expense of $211,000 was incurred on this debt from the date of the acquisition to January 3, 2004. Of the total related party debt amount assumed, $1,400,000 was assumed with the provision that no interest would be accrued by the Company between September 16, 2003 and November 15, 2003. On that date, interest would start accruing if the debt was not converted to equity by the debt holder. On November 15, 2003 the full amount of that debt was converted to 3,333,333 shares of preferred Series 2 stock. In April 2004, an additional $1,017,000 in related party debt, plus accrued interest associated with this related party debt, was converted to 3,242 shares of Series 3 preferred stock. Each share of Series 3 preferred stock is convertible into 1000 shares of the Company’s common stock.

Gain/ Loss From Discontinued Operations

      After the acquisitions of Velagio and CTS, management discontinued the operations of both Velagio and IST due to a decline in sales and a decision to focus on the CTS business. Accordingly, the revenue, expenses and other income or losses for both Velagio and CTS are condensed and reported as discontinued operations in the consolidated statement of operations. Certain information from those businesses is reported below.

      Sales of IST and Velagio products and services in 2003 totaled $496,000. This includes revenue from IST of $458,000 and revenue from Velagio of $38,000. Revenue for the year ended December 28, 2002 was $233,000 and was comprised of sales of IST products, of which $159,000 was sold to one customer.

      The cost of sales of IST and Velagio products and services for the year ended January 3, 2004 totaled $440,000. The cost of sales for the year ended December 28, 2002 was $144,000 and included costs of IST product sales from September 16, 2002, the date of acquisition of IST, to the end of the fiscal year.

      Gross profit included in discontinued operations for the years ended January 3, 2004 and December 28, 2002 totaled $56,000 and $89,000, respectively.

      S, G & A and other expense incurred in IST and Velagio for the year ended January 3, 2004 totaled $2,987,000. Included in this amount is a write down from the impairment of Goodwill, in both IST and Velagio, of $1,546,000. Also included in this amount are charges against earnings of $255,000 for the write off of the remaining value of intangibles acquired in the acquisition of IST in 2002.

      Discontinued operations also contains a gain on the sale of the SoftBoard business. (See Item 1, Description of Business — General) The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.”

      Income Taxes. There was no provision for income taxes in 2003 or 2002 due to losses incurred by the Company in both years. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

      Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At January 3, 2004, the Company had negative working capital of approximately $3,622,000 and its primary source of liquidity consisted of cash and its operating line of credit.

      On September 16, 2003, the Company acquired CTS and Velagio in exchange for 8,386,286 restricted shares of the Company’s common stock. Other than for legal and professional expenses, no cash was paid for the acquisitions of the CTS or Velagio. On September 16, 2002, the Company acquired Innovative Safety Technologies, LLC in exchange for 1,818,181 restricted shares of the Company’s common stock. Other than for legal and advisory expenses, no cash was paid for the acquisition of the IST.

      Accounts receivable increased to $5,432,000 at January 3, 2004 from $194,000 at December 28, 2002. The increase is due to outstanding trade receivables resulting from sales of product by CTS, which later became CVI after merging with the discontinued operations of IST and Velagio. These receivables were produced by sales of electrical construction services and technology infrastructure products and services. These receivables are net of an allowance for doubtful accounts of $118,000. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved.

      Inventory increased to $430,000 at January 3, 2004 from $50,000 at December 28, 2002. The increase is due to inventory acquired in conjunction with the Company’s merger with CTS. This balance mainly includes inventory used in the electrical services business. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain constant, and increase slightly as the Company’s revenue increases. Management discontinued operations of IST during the fourth quarter of 2003. In doing this, it took a charge against earnings of approximately $55,000 to reflect the potential for obsolescence of the IST inventory. Of the total $430,000 of inventory listed in the consolidated balance sheet at January 3, 2004, there is $28,000 of inventory ($109,000 less an $81,000 reserve) from the discontinued operations of IST.

      With the acquisition of CTS the Company recorded costs in excess of billings which reflect those costs incurred on construction and services, which have not yet been billed to customers. This amount was $1,517,000 at January 3, 2004, and should remain constant as a percentage of sales on an ongoing basis.

      Property and equipment, net of depreciation increased to $1,818,000 at January 3, 2004 compared to $134,000 at December 28, 2002. This increase was due to the acquisitions of CTS and Velagio. In the acquisition of CTS, the Company acquired $1,993,233 in vehicles. This represents the majority of fixed assets listed on the balance sheet.

      The Company entered into an equipment lease agreement with a related party, under which it leases furniture and fixtures, equipment, computer equipment, and job site tools and equipment (See Related Party Transactions). This lease is classified as an operating lease with a monthly payment due of $40,000. The Company does not anticipate spending to acquire fixed assets for the foreseeable future.

      Also, in the acquisition of CTS, the Company recorded goodwill of $2,299,000 due to the excess of the purchase price paid over the book value of the net assets of CTS. The Company also recorded approximately $1.3 million in goodwill from the acquisition of Velagio. This goodwill was subsequently written off as management determined that the goodwill was impaired after the operations of Velagio were discontinued. No cash was paid for the acquisition of either CTS or Velagio.

      Accounts payable increased to $3,896,000 at January 3, 2004 from $45,000 at December 28, 2002. This change is due to the acquisition of payables and accrued expenses assumed in the acquisition of CTS. Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company. An increase in payables and accrued expenses increases cash for operations. The Company has extended payments on much of its current obligations because of cash flow issues. This pattern of payments has allowed the Company additional time to reduce operating expenses and maintain the flow of inventory, materials and supplies needed to provide services to the Company’s customers.

      Accrued payroll, payroll taxes and benefits were $1,274,000 at January 3, 2004. These amounts consist of one week of union payroll and two weeks of non-union payroll in the amount of $395,000. Additionally, this liability included December’s health and welfare benefit, owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations of $879,000. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well. These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.

      The bank line of credit was approximately $4,331,000 at January 3, 2004. This is an increase of $1,504,000 from the end of the third quarter amount of $2,827,000. This lending facility is a prime source of funds for the Company. Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facility. Until the Company’s liquidity issues ease, this facility will continue to be used to the fullest extent possible, daily, for operating capital. The facility has a limit of $5,000,000 and borrowings are based on 85% of eligible accounts receivable.

      On September 16, 2002, the Company sold 1,363,629 shares of common stock in conjunction with a private placement at $.22 per share. The Company received proceeds from the private placement, net of related costs, of approximately $280,000. In April and May of 2003, the Company sold 1,113,078 shares of common stock in conjunction with a private placement at $.26 per share. The Company received proceeds of approximately $270,000, net of related costs. On September 26, 2003, the Company raised an additional $1,515,000 through the issuance of Series 2 preferred shares at $.42 per share, of which $750,000 was a cash investment and $765,000 was a conversion of debt assumed by the Company as part of its acquisition of CTS. In January 2004, the Company entered into a borrowing arrangement with Destination Capital LLC, under which it borrowed $600,000 to be used for operating capital by the Company. In April 2004, the Company raised an additional $1,750,000 through the issuance of Series 4 preferred shares, a portion of which was used to pay off the $600,000 borrowed in January 2004, with the remainder to be used for operating capital by the Company.

      The acquisition of CTS in September 2003 added a significant amount of revenue to the Company. Since the date of the acquisition of both CTS and Velagio, management has been focused on reducing certain expenses, both to improve gross margins and to reduce the monthly overhead costs. Additionally, a substantial amount of debt owed to related parties was converted to equity in September and November of 2003, and in April of 2004.

      The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2002 and 2003. As of January 3, 2004 the Company had negative working capital of $3,622,000, total liabilities of $14,034,000 and an accumulated deficit of $21,778,000. While it is anticipated that the losses from continuing operations will decline as a result of cost reduction efforts, debt conversions and fundraising events, recurring losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company may have to seek additional investment capital or debt facilities. Investment capital or debt facilities may be difficult to obtain due to, among other issues, the Company’s inability to meet certain SEC reporting requirements relative to historical financial statements of CTS and from the unresolved lawsuit pending against the Company. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is focusing on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn cash flow positive and profitable.

      The Company had no commitments for capital expenditures in material amounts at January 3, 2004.

Related Party Transactions

      The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at January 3, 2004 by related party.

				Amount of	Monthly
	Related Party	Type of Obligation	Maturity Date	Obligation	Payment

1	Steven M. Wright	Note payable	9/01/03	$45,000	—
2	CLLLC(a)	Note payable	10/15/05	825,000	18,355
3	Various entities(a)	Notes payable	01/17/08	130,302	10,374
4	CEAC(a)	Bond guarantee fees	open	—	5,000
5	CEI(a)	Equipment lease	12/1/07	—	40,000
6	CLLLC(a)	Vehicle lease	8/1/06	1,925,844	84,777
7	CEI(a)	Real property leases	10/31/08	—	58,748
8	R. Patrick Hanlin	Advance payable	not established	16,000	—
9	John B. Conroy	Note receivable	9/16/05	78,750	—

(a)	Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities.

      Terms and conditions of each of the notes and agreements are listed below.

Notes Payable

      On March 19, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $40,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carried no interest rate and was due and payable on or before April 25, 2003. On April 1, 2003, the note was converted to common stock in the Company as a part of a private placement (See Note 10).

      On July 2, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $25,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. This note was repaid in cash in October 2003.

      1. On June 10, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $50,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. As of January 3, 2004, $5,000 of this note had been repaid with the remaining balance still outstanding. This note was subsequently converted to Series 3 preferred stock on April 2, 2004.

      On September 16, 2003, as part of the purchase price for the acquisition of CTS, the Company assumed various long-term notes payable to several entities in which Robert J. Jesenik, a Director of the Company and significant Shareholder, has significant ownership interests. A portion of these debts were converted to equity as a part of the Company’s Series 2 preferred stock private placement as outlined below. The remaining amounts due were subsequently converted to Series 3 preferred stock on April 2, 2004.

      On September 15, 2003, the Company, CTS and JMW Capital Partners, Inc. (JMW) entered into an Agreement to Satisfy Obligations. JMW is an investment banking company in which Robert J. Jesenik, a Director and significant Shareholder, owns a significant ownership interest. Under this agreement CTS acknowledged debt in the amount of $149,000 owed to JMW. This debt arose within CTS prior to the acquisition by the Company and was used for operating activities. After consummation of the acquisition of CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted the note payable to JMW into 357,143 shares of the Company’s Series 2 preferred stock.

      On September 15, 2003, the Company, CTS and Christenson Electric, Inc. (CEI) entered into an Agreement to Consolidate, Amend and Satisfy Obligations. CEI is an electrical services company in which Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest. Under this agreement CTS acknowledged debts of $1.5 million and $265,000 owed to CEI. These debts arose within CTS prior to the acquisition by the Company, and relate to the purchase of Christenson Electrical Services’ inventory and customer lists by CTS. This was a transaction between entities under common control. After consummation of the acquisition of CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted $365,000 of the two notes payable to CEI into 869,048 shares of Series 2 preferred stock.

      On September 15, 2003, CTS executed a new Subordinated Amended and Restated Promissory Note for the remaining $1,400,000 due to CEI. On November 17, 2003 the Company converted the note payable to 3,333,333 shares of Series 2 preferred stock. There was no interest accrued or paid on this note, according to its terms.

      2. On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company and was contributed to CTS on several dates as working capital infusions to support operating activities. Under this note, six interest only payments are due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 are due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrues at 12% per annum beginning on September 15, 2003. This note was subsequently converted to equity on April 2, 2004.

      3. On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $6,337 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $79,602 was outstanding under these notes. These notes were subsequently converted to Series 3 preferred stock on April 2, 2004.

      On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $4,036 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes were subsequently converted to Series 3 preferred stock on April 2, 2004.

      As of January 3, 2004, approximately $191,000 of interest was payable to entities in which Mr. Jesenik has a significant beneficial interest under the notes and agreements listed above. This interest was subsequently converted to Series 3 preferred stock on April 2, 2004.

Bond Indemnity Fees

      4. A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has an agreement with CEAC, Inc. (CEAC) under which at year end paid CEAC $5,025 per month for CEAC’s guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

      5. On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At January 3, 2004, the Company was past due on payments totaling $125,000, and thus in default on the lease. Subsequent to year end, the Company reached agreement on a payment plan to the lessor, and has been reducing the arrearage.

Master Vehicle Lease Agreement

      6. On September 1, 2003 CTS entered into a master vehicle lease agreement with CLLLC for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. Under the terms of the lease, CTS pays CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contains a renewal provision under which it has the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment will remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. This lease is accounted for as a capital lease. On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date. At January 3, 2004, the Company was past due on payments totaling $271,720, and thus in default on the lease. Subsequent to year end, the Company reached agreement on a payment plan to the lessor, and has been reducing the arrearage. Accordingly, the remaining capital lease obligation is properly classified between current and long-term debt.

Real Property Sub Leases

      7. On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon, and as of December 31, 2003, vacated its office in Bend, Oregon as the lease expired. After January 14, 2004, the Swan Island facility lease obligation converted to a month-to-month lease. The monthly sublease payments totaled $58,748 through December 31, 2003. Of that amount, $798 is due on a month-to-month basis. The remaining $57,950 is due on leases with maturity dates between December 31, 2003 and October 31, 2008. Beginning in February 2004, the Company’s monthly lease obligation will be $55,168, with $7,922 of that on a month-to-month basis. The annual rent obligations from January 3, 2004, for each property are listed in the table below.

Location	Maturity	2004	2005	2006	2007	2008

Thurman Building	10/31/08	$464,928	$464,928	$464,928	$464,928	$387,440
Swan Island	01/14/04	3,562
Eugene	09/30/05	84,048	63,036
Crown Plaza Office	7/31/07	17,976	17,976	17,976	10,486
Pope Storage	*
Montgomery Park Storage	*

Total		$570,514	$545,940	$482,904	$475,414	$387,440

*	Month-to-Month

Administrative Services Agreement

      On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2004, the payment by CEI for these services was renegotiated to $15,000 per month as the cost of services to CEI has been reduced.

      8.     On November 5, 2003, R. Patrick Hanlin, Chairman of the Company’s board of directors, advanced $16,000 to the Company in the form of a payment directly to one of the Company’s creditors. The advance is unsecured and does not carry an interest rate or have any stated due date. On April 2, 2004 this debt was converted to approximately 38 shares of the Company’s Series 3 preferred stock. These shares of Series 3 preferred stock are convertible into 38,095 shares of the Company’s common stock at the option of the shareholder.

      9.     In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003.

Recent Accounting Pronouncements

      SFAS 145. In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The most relevant provision of SFAS 145 is the rescission of SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt — An Amendment of APB Opinion No. 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of SFAS 145 did not have a material impact on the Company.

      SFAS 146. In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires the recognition of a liability when it has been incurred. The initial measurement of that liability shall approximate fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company, but may impact future disposal or exit activities, if any.

      FIN 45. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

      EITF 00-21. In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF is effective for fiscal years beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      SFAS 148. In December 2002, the FASB issued Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The annual disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management has adopted the disclosure requirements of SFAS 148.

      FIN 46. In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB released a FASB Staff Position

(FSP) deferring the effective date for applying the provisions of FIN 46. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31). The Company has no relationships with other entities for which it is the primary beneficiary. Accordingly, the Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial position, results of operations or cash flows.

      SFAS 149. In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

      SFAS 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB issued FASB Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred certain aspects of FAS 150. The adoption of FAS 150 and FAS 150-3 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      SAB 104. On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not materially affect the Company’s revenue recognition policies, or the Company’s results of operations, financial position or cash flows.

      EITF 03-6. In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. We are currently analyzing the impact of adoption of EITF 03-6 on our consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Microfield Group, Inc.

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Microfield Group, Inc. and its subsidiaries at January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from continuing operations, and has experienced negative cash flows from continuing operating activities. In addition, the Company may not have sufficient cash resources to meet short-term cash requirements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As more fully described in Note 18, the Company has entered into debt agreements, lease agreements and an administrative services agreement with entities owned or controlled by a significant shareholder and director.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

May 19, 2004

Item 7.	Financial Statements

MICROFIELD GROUP, INC.

CONSOLIDATED BALANCE SHEET

	January 3,	December 28,
	2004	2002

Current assets:
Cash and cash equivalents	$130,533	$90,981
Accounts receivable, net of allowances of $117,650 and $5,162	5,432,046	193,933
Accounts receivable — related parties	385,122	—
Inventory, net of allowances	429,529	50,411
Costs in excess of billings	1,517,226	—
Other current assets	125,243	13,826

Total current assets	8,019,699	349,151
Property and equipment, net	1,818,415	133,856
Intangible assets, net	1,879,832	311,333
Goodwill	2,299,084	250,490
Other assets	24,480	—

	$14,041,510	$1,044,830

Current liabilities:
Accounts payable	$3,895,873	$221,663
Accounts payable — related parties	424,905	—
Cash overdraft	217,781	—
Accrued payroll taxes and benefits	1,274,423	—
Bank line of credit	4,331,098	—
Current portion of notes payable	69,773	9,000
Current portion of notes payable — related parties	898,224	—
Billings in excess of costs	354,544	—
Other current liabilities	175,395	39,457

Total current liabilities	11,642,016	270,120

Long-term liabilities:
Long term notes payable	129,211	—
Long term notes payable — related parties	2,043,923	—
Derivative liability — notes	35,599
Liability for warrant settlement	182,862	—

Total long-term liabilities	2,391,595	—

Commitments and contingencies	—	—
Shareholders’ equity:
Convertible Series 2 preferred stock, no par value, redeemable, 10,000,000 shares authorized, 6,940,484 and 0 shares issued and outstanding, respectively	2,815,101	—
Common stock, no par value, 25,000,000 shares authorized, 16,772,570 and 8,224,652 shares issued and outstanding, respectively	18,502,354	16,149,034
Common stock warrants	468,000	357,000
Accumulated deficit	(21,777,556)	(15,731,324)

Total shareholders’ equity	7,899	774,710

	$14,041,510	$1,044,830

The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended

	January 3,	December 28,
	2004	2002

Sales	10,342,045	—
Cost of goods sold	8,712,117	—

Gross profit	1,629,928	—
Operating expenses
Sales, general and administrative	4,104,098	279,162

Loss from operations	(2,474,170)	(279,162)
Other income (expense)
Interest income	3,298	9,143
Interest expense	(427,623)	—
Loss on debt extinguishment	(111,000)	—
Derivative expense	(123,393)	—
Other income (expense), net	(10,299)	29,210

Loss before provision for income taxes	(3,143,187)	(240,809)
Provision for income taxes	—	—

Loss from continuing operations	(3,143,187)	(240,809)
Discontinued operations:
Loss on discontinued operations — Velagio	(1,793,520)
Loss on discontinued operations — IST	(1,146,283)	(146,176)
Gain on discontinued SoftBoard operations	36,758	22,669

Net loss	$(6,046,232)	$(364,316)

Basic and diluted net loss per share from continuing operations	$(0.31)	$(0.04)
Basic and diluted net loss per share from discontinued operations	$(0.28)	$(0.02)

Basic and diluted net loss per share	$(0.59)	$(0.06)

Weighted average shares used in per share calculations:
Basic and diluted	10,308,815	5,614,975

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended January 3, 2004 and December 28, 2002

	Series 2 Convertible				Common Stock
	Preferred		Common Stock		Warrants			Total
							Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Deficit	Equity

Balance December 29, 2001			4,596,066	$15,400,643	2,066,000	$357,000	$(15,367,008)	$390,635
Common shares issued upon merger with IST			1,818,181	400,000				400,000
Common shares issued in private placement			1,363,629	280,000				280,000
Shares issued to settle miscellaneous liabilities			387,776	66,000				66,000
Stock options exercised			59,000	2,391				2,391
Net loss							(364,316)	(364,316)

Balance, December 28, 2002	—	—	8,224,652	16,149,034	2,066,000	357,000	(15,731,324)	774,710
Common shares repurchased			(951,445)	(209,318)				(209,318)
Common shares issued in private placement			1,113,078	269,549				269,549
Common shares issued upon acquisition of CTS			4,193,142	1,090,217				1,090,217
Common shares and employee stock options issued upon acquisition of Velagio			4,193,143	1,202,872				1,202,872
Re-measurement of warrant value originally issued with debt						111,000		111,000
Convertible preferred shares issued in private placement, net of issuance costs and liability for warrant settlement	1,785,714	667,636						667,636
Convertible preferred shares issued for retirement of related party debt, net of issuance costs	1,821,437	747,465						747,465
Convertible preferred shares issued for retirement of related party debt, net of issuance costs	3,333,333	1,400,000						1,400,000
Net loss							(6,046,232)	(6,046,232)

Balance, January 3, 2004	6,940,484	$2,815,101	16,772,570	$18,502,354	2,066,000	$468,000	$(21,777,556)	$7,899

The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended

	January 3,	December 28,
	2004	2002

Cash Flows From Operating Activities:
Net loss	$(6,046,232)	$(364,316)
Add (deduct):
Loss on discontinued operations — IST	1,146,283	146,176
Loss on discontinued operations — Velagio	1,793,520	—
Gain on sale of discontinued operations — SoftBoard	(36,758)	(22,669)

Loss from continuing operations	(3,143,187)	(240,809)
Depreciation on equipment	215,413	26,586
Amortization on intangible assets	32,244	—
Remeasurement of warrants on term extension	111,000	—
Remeasurement of warrant liability	117,960	—
Remeasurement of derivative associated with Steelcase note	35,599	—
Changes in current assets and liabilities (net of effects of business combinations):
Accounts receivable	(280,582)	(184,340)
Accounts receivable — related party	(183,553)	—
Inventory	178,403	(25,806)
Other current assets	(46,266)	(8,801)
Costs in excess of billings	525,721	—
Other long term assets	(24,480)	—
Accounts payable	182,451	127,681
Accounts payable — related party	410,636	—
Billings in excess of cost	(133,010)	—
Other current liabilities	690,211	(229,378)

Net cash used by continuing operations	(1,311,440)	(534,867)
Net cash provided (used) by discontinued operations — IST	(1,146,283)	—
Net cash provided (used) by discontinued operations — Velagio	(1,793,520)	—
Net cash provided (used) by discontinued operations — SoftBoard	36,758	(123,507)
Assets disposed in discontinued operations	2,016,492	—

Net cash used by operating activities	(2,197,993)	(658,374)

Cash flows from investing activities
Purchases of fixed assets	(2,000)	(8,348)
Net cash acquired in mergers with 1ST, CTS and Velagio	621,391	2,194

Net cash provided (used) by investing activities	619,391	(6,154)

	Years ended

	January 3,	December 28,
	2004	2002

Cash flows from financing activities:
Borrowings on line of credit	10,832,886	—
Repayments on line of credit	(10,185,200)	—
Repayments on notes payable	(11,527)	—
Repayments on notes payable — related party	(97,389)	—
Borrowings on note payable — related party	90,000	—
Proceeds from issuance of preferred stock	750,003	—
Proceeds from issuance of common stock	239,381	280,000
Proceeds from exercise of stock options		2,391

Net cash provided (used) in financing activities	1,618,154	282,391

Net increase (decrease) in cash and cash equivalents	39,552	(382,137)
Cash and cash equivalents, beginning of period	90,981	473,118

Cash and cash equivalents, end of period	$130,533	$90,981

Supplemental schedule of non-cash financing and investing activities:
Common stock issued upon acquisitions (See Note 10)	$2,293,089	$400,000
Costs of acquisitions	$139,800	$67,106
Net tangible liabilities acquired from mergers	$13,910,104	$113,400
Net intangible assets acquired in mergers	$5,704,548	$(580,400)
Common stock issued to settle miscellaneous liabilities	$—	$66,000
Common stock issued to settle related party debt — Steven M. Wright	$40,000	$—
Repurchase of common stock with issuance of note payable — Steelcase	$209,318	$—
Issuance of preferred stock in exchange for conversion of related party debt (See Note 18)	$2,165,000	$—
Preferred stock private placement placement costs	$35,000	$—
Valuation of warrants issued with preferred stock	$64,902	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

      Microfield Group, Inc. (the “Company”) specializes in the installation of electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a viable, profitable electrical services and technology infrastructure business.

      In September 2003, the Company acquired privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS). In December, 2003 the service and technology teams of Velagio and CTS were consolidated into one subsidiary under the name Christenson Velagio, Inc. (CVI) in order to take full advantage of inherent synergies within the subsidiaries, as well as capture competitive advantage. The newly formed organization conducts business in the electrical services and technology infrastructure sectors.

      The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984. The Company’s headquarters are located in Portland, Oregon.

2.	Liquidity Matters

      The Company has raised approximately $1,300,000 in cash through issuances of new common and preferred shares in the periods reported, and raised an additional $1,750,000 from the sale of Series 4 preferred shares in April and May of 2004. Debt to related parties, in the amount of approximately $2,165,000 has been converted to equity during the same period. Management has been focused on cutting certain expenses, both to improve gross margins and to reduce the monthly overhead costs. The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities, and have negative working capital of $3,622,000 as of January 3, 2004. While it is anticipated that the losses from continuing operations will decline as a result of cost reduction efforts, debt conversions and fundraising events, recurring losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company may have to seek additional investment capital or debt facilities. Investment capital or debt facilities may be difficult to obtain due, among other issues, to the Company’s inability to meet certain SEC reporting requirements relative to historical financial statements of CTS and from the unresolved lawsuit pending against the Company. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is focusing on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn cash flow positive and profitable.

3.	Summary of Significant Accounting Policies

Fiscal Year

      The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 53-week period ending January 3, 2004. The Company’s last fiscal year was the 52-week period ended December 28, 2002.

Principles of Consolidation

      The Consolidated Statements of Operations presented above, contain revenue and expense data of Microfield Group, Inc. for the years ended January 3, 2004 and December 28, 2002. On September 16, 2003, the Company acquired two wholly-owned subsidiaries, Christenson Technology Services, Inc. (CTS) and Velagio, Inc. (Velagio) (see Note 9). The revenue and expense data of CTS is included in the Consolidated Statement of Operations from the acquisition date, September 16, 2003, to the end of the period presented. Revenue and expense data of its subsidiaries, Velagio and Innovative Safety Technologies are included in

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations in the Consolidated Statement of Operations. All significant inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are primarily maintained at two financial institutions.

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

Inventories

      Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory is comprised almost entirely of the cost of material. The Company provides inventory allowances based on estimates of excess and obsolete inventories.

Advertising Costs

      Advertising costs in the current year of $27,000 were expensed as incurred.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of computer equipment and software is computed using straight line or accelerated declining balance method over the estimated useful lives of the assets. Estimated lives of three to five years are used for computer equipment and software. Depreciation of vehicles is computed using the straight-line method over the estimated useful lives of the assets. Estimated lives of three years are used for vehicles. Depreciation of furniture and fixtures is computed using straight line or accelerated declining balance method over the estimated useful lives of the assets. Estimated lives of five to seven years are used for furniture and fixtures.

Concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. At January 3, 2004 there were no customers whose accounts receivable accounted for more than 10% of total outstanding trade receivables. At December 28, 2002, with accounts receivable at a much lower level, 79% of accounts receivable was concentrated with one customer. The Company performs limited credit evaluations of its customers, does not require collateral on accounts receivable balances, but does often retain lien rights to reduce its risk. The Company has not experienced material credit losses for the periods presented. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition and results of operations.

      The Company currently relies on various sources for key components used in the installation and sales of its products and services. None of the Company’s products or supplies used in the performance of its services is from a single source. The inability of any limited source suppliers to fulfill supply and production requirements, could materially impact future operating results.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s business is concentrated in the electrical services and technology services industry. Its future success depends on the buying patterns of its customers and continued demand by customers for the Company’s products and services. The Company’s success will depend on its ability to maintain its history of first rate quality in designing customer solutions and performing its services, enhancing its existing products and services and to develop and introduce, on a timely basis, successful new products or services as a result of the acquisition of companies in line with its mission statement.

Revenue and Cost Recognition

      Significant portions of the Company’s revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. As of January 3, 2004, accounts receivable does not include any retainage that is over one year old. Revenue from discontinued operations was recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.

      A small portion of the Company’s revenue in 2003 was derived from software consulting and services. Consulting and service revenue consists of strategic advisory, business process re-engineering, design, engineering, software development, systems integration, systems testing and implementation, end user training and post-implementation support activities. Consulting services are generally billed under time and material contracts. Revenue earned from these services is recognized as services are performed. Prior to its acquisition by the Company, Velagio also earned revenue from sales of a software license and the related professional services. During the period since its acquisition by the Company, no revenue from sales of software products has been recognized. Certain “consulting services only” contracts included post contract consumer support (PCS) to assist customers with post-implementation issues. PCS services are generally offered under renewable, fee-based contracts or as part of multiple element arrangements. PCS revenue is deferred and recognized ratably over the contract period. This segment of the Company’s business was acquired in the acquisition of Velagio. It is anticipated that there will be little or no revenues from software consulting and services after 2003.

Impairment of Long-lived Assets

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. (See Note 7.)

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company measures the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.” To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, the Company has one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired, an impairment charge is recorded in accordance with SFAS 142.

Income Taxes

      The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Due to recurring losses, there has been no provision for income taxes in the periods presented.

Computation of Net Income per Share

      Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. Diluted loss per common share for 2003 and 2002 is based only on the weighted-average number of common shares outstanding during the period, as the inclusion of 10,140,063 and 2,347,188 common share equivalents would have been anti-dilutive.

Pension Plan Contributions

      The Company contributes to several Multi-Employer Pension Benefit Plans on behalf of its employees covered by a collective bargaining agreement. During 2003, The Company contributed $630,000 to these plans, which was expensed as incurred.

Stock Options

      The Company accounts for its employee and director stock options in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Pro forma disclosures a required under SFAS 123, “Accounting for Stock-Based Compensation” and as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” are presented below. Under this method, no stock based compensation expense has been recognized for stock options issued to employees because the exercise prices of options issued were equal to or greater than the fair value of the underlying shares at the date of grant.

      Had compensation cost for the Company’s plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would have been $141,530 for the year ended January 3, 2004 and $85,835 for the year ended December 28, 2002. Such amounts would be amortized over the vesting period of the options. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been $19,174 and $4,545 for the years ended January 3, 2004 and December 28, 2002, respectively.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the years ended January 3, 2004 and December 28, 2002, would have been changed to the pro forma amounts indicated below:

		2003	2002

Net loss	As reported	$(6,046,232)	$(364,316)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(19,174)	(4,545)

	Pro forma	$(6,065,406)	$(368,861)

Basic and diluted net loss per share	As reported	$(0.59)	$(0.06)
	Pro forma	$(0.59)	$(0.07)

      The effects of applying SFAS 123 for providing pro forma disclosures for 2003 and 2002 are not likely to be representative of the effects on reported net loss and net loss per share for future years, because options vest over several years and additional awards generally are made each year.

Comprehensive Income

      The Company has no items of other comprehensive income or expense. Accordingly, the Company’s comprehensive loss and net loss are the same for all periods presented.

Use of Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

      SFAS 145. In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The most relevant provision of SFAS 145 is the rescission of SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt — An Amendment of APB Opinion No. 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of SFAS 145 did not have a material impact on the Company.

      SFAS 146. In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires the recognition of a liability when it has been incurred. The initial measurement of that liability shall approximate fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company, but may impact future disposal or exit activities, if any.

      FIN 45. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

      EITF 00-21. In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF is effective for fiscal years beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      SFAS 148. In December 2002, the FASB issued Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The annual disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management has adopted the disclosure requirements of SFAS 148.

      FIN 46. In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB released a FASB Staff Position (FSP) deferring the effective date for applying the provisions of FIN 46. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 (as of December 31, 2003, for an entity with a calendar year-end or quarter-end of December 31). The Company has no relationships with other entities for which it is the primary beneficiary. Accordingly, the Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial position, results of operations or cash flows.

      SFAS 149. In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB issued FASB Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred certain aspects of FAS 150. The adoption of FAS 150 and FAS 150-3 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      SAB 104. On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not materially affect the Company’s revenue recognition policies, or the Company’s results of operations, financial position or cash flows.

      EITF 03-6. In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. We are currently analyzing the impact of adoption of EITF 03-6 on our consolidated financial statements.

4.	Inventories

      Inventories are stated at the lower of first-in, first-out, cost or market value, and consist of the following:

	January 3,	December 28,
	2004	2002

Raw materials	$73,455	$54,971
Finished Goods	513,727	2,734

	587,182	57,705
Less allowance for obsolete inventory	(157,653)	(7,294)

	$429,529	$50,411

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

      Property and equipment consist of the following:

	January 3,	December 28,
	2004	2002

Equipment	$376,027	$33,241
Product Mold	—	108,534
Leasehold Improvements	76,716	—
Vehicles under capital lease	1,993,233	—

	2,445,976	141,775
Less accumulated depreciation and amortization	(627,561)	(7,919)

	$1,818,415	$133,856

6.	Construction Contracts in Progress

      Revenues and costs recognized on construction contracts in progress contrast the related billings as follows:

	January 3,	December 28,
	2004	2002

Direct costs to date	$8,712,117	$—
Gross profit to date	1,629,928	—

Earned contract revenue	10,342,045	—
Net under billings within CTS prior to acquisition	1,522,569	—
Contract billings to date	(10,701,932)	—

Net under billings	$1,162,682	$—

      Included in the accompanying consolidated balance sheets under the following captions are:

	January 3,	December 28,
	2003	2002

Costs and estimated earnings in excess of billings	$1,517,226	$—
Billings in excess of costs and estimated earnings	(354,544)	—

Net under billings	$1,162,682	$—

7.	Intangible Assets and Goodwill

      The Company amortizes its intangible assets on a straight-line basis. The Company’s acquisition of CTS resulted in the valuation of CTS’ Christenson name and customer lists as intangible assets. The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. The customer lists were determined to have a six-year life. Shortly after the acquisition of IST, the Company elected to eliminate further investment in its IOS product line. As of the end of the quarter ended September 27, 2003, the intangible value of the IOS product line was written off. Due to management’s decision to discontinue the operations of Velagio and IST prior to January 3, 2004, it was determined by the Company that the intangibles of Velagio and IST were impaired, and it was appropriate to write off the remaining net intangible value assigned to assets in those entities.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of the following:

	January 3,	December 28,
	2004	2002

Christenson trade name	$1,248,771	—
Christenson customer lists	663,305	—
Purchased technology — discontinued operations	—	330,000

	1,912,076	330,000
Less accumulated depreciation and amortization	(32,244)	(18,667)

	$1,879,832	$311,333

      Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Fiscal year	expense

2004	$110,551
2005	110,551
2006	110,551
2007	110,551
2008	110,551

      The Company does not amortize goodwill. As a result of the acquisitions of CTS, Velagio and IST, the Company recorded goodwill of $3,792,472 and $250,490 in fiscal years 2003 and 2002, respectively. Due to management’s decision to discontinue the operations of Velagio and IST at January 3, 2004, it was determined by the Company that the goodwill of Velagio and IST were impaired, and it was appropriate to write off the goodwill in those entities. The changes in the carrying amount of goodwill for the years ended January 3, 2004 and December 28, 2002 are recorded below.

	January 3,	December 28,
	2004	2002

Beginning goodwill balance	$250,490	$0
Goodwill recorded upon acquisition of IST	—	250,490
Goodwill recorded upon acquisition of Velagio	1,295,366	—
Goodwill recorded upon acquisition of CTS	2,497,106	—
Adjustment to goodwill	(198,022)	—
Goodwill write off due to impairment	(1,545,856)	—

Ending goodwill balance	$2,299,084	$250,490

8.	Series 2 Preferred Stock Issuance

      On September 26, 2003 the Company issued 3,607,151 shares of Series 2 preferred stock in conjunction with a private placement at $.42 per share. On November 17, 2003, the Company issued 3,333,334 shares of Series 2 preferred stock in exchange for the conversion of debt. The terms of the Series 2 preferred stock are as follows.

      Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of January 3, 2004 there were dividends of approximately $26,000 in arrears.

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

      CES’ core businesses include electrical contracting and support for commercial and high-tech construction of high-rise office towers, hospitals, clean rooms or production areas, custom design and manufacture of energy management systems and industrial control panels, and maintenance of commercial lighting for retail, office, warehouse and industrial work environments.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company’s common stock for several days before the acquisition of CTS. The components of the purchase price were as follows:

Common stock	$1,090,217
Direct acquisition costs	59,984

Total purchase price	$1,150,201

      In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s and an independent appraiser’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$8,221,945
Equipment and other assets	2,003,977
Intangible assets — Trade name	1,248,771
Intangible assets — Customer lists	663,305
Goodwill	2,299,084
Current liabilities	(8,303,952)
Notes payable	(4,982,929)

Total	$1,150,201

      The intangible assets of $1,912,076 consist of a trade name and customer lists. These intangible assets acquired have estimated useful lives as follows: Christenson trade name — indeterminate life; customer lists relative to the CTS base of customers — six years. Goodwill of $2,299,084 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The goodwill value was tested for impairment in the fourth quarter of 2003.

Acquisition of Velagio, Inc.

      On September 16, 2003, the Company acquired Velagio, Inc. (Velagio) in exchange for 4,193,143 shares of the Company’s common stock and 473,907 employee stock options to purchase the Company’s common shares, of which 412,027 options were fully vested. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of Velagio was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for Velagio have been included in the Consolidated Statements of Operations since the date of acquisition.

      Velagio, Inc. was a business solutions provider that offered a blend of business consulting and information technology integration services. Specifically, Velagio had professional service capabilities in strategic business consulting; business process re-engineering; enterprise application software selections and implementations; commercial software development; and technology infrastructure integration and support services. Velagio had licensed proprietary customer relationship management (CRM) software in the area of sales force automation.

      The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company’s common stock for several days before the acquisition of Velagio. The fair value of employee stock options issued in conjunction with this acquisition has been included in the determination of the purchase price. The fair value of such options was determined using the Black-Scholes model. The Company used the following assumptions in calculating the value of these options: Risk

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

free rate — 1.94%; Volatility index — 118%. Dividend yield: 0%. The components of the purchase price were as follows:

Common stock	$1,090,217
Option issuance value	112,655
Direct acquisition costs	59,984

Total purchase price	1,262,856

      In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s and an independent appraiser’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$224,166
Equipment and other assets	53,298
Goodwill	1,295,366
Current liabilities	(309,974)

Total	$1,262,856

      Goodwill of $1,295,366 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At January 3, 2004, it was the Company’s view that the goodwill generated in this transaction was impaired. The Company decided to write off this goodwill due to the fact that separations of nearly all of the former Velagio employees have left few intangible assets from the acquisition and no further identifiable Velagio product or market. New Microfield management, who joined in February, further concentrated on improving the electrical businesses with no intention of re-establishing the enterprise software development business.

      The write-off of the goodwill, and the financial results of Velagio since its acquisition are included discontinued operations in the consolidated statement of operations.

Acquisition of Innovative Safety Technologies, LLC

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

      IST designed and sold safety and security related products under the brand names No Tug PlugTM and Internet ObservationTM Systems. The Company owns the patent for the No Tug PlugTM which has a remaining life of approximately 10 years. The Internet ObservationTM Systems product was an application of digital video security cameras that relay the signal to a monitoring station that can be accessed locally, or using the internet, from anywhere around the world.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Amortizable intangible assets consisted of patents and developed technology used in the Company’s No Tug PlugTM and Internet ObservationTM System (IOS). These intangible assets, when acquired had estimated useful lives as follows: Patent and existing technology relative to the Company’s No Tug PlugTM — ten years; Developed technology relative to the IOS product — five years. Goodwill of $250,490 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At September 27, 2003, it was the Company’s view that the goodwill generated in this transaction was impaired. The Company decided to write off this goodwill due to the fact that no further efforts were being channelled toward IST’s products or markets. New Microfield management, who joined in February, further concentrated on improving the electrical businesses with no intention of re-establishing the former IST business. The write-off of the goodwill and the financial results of IST since its acquisition in 2002 are included discontinued operations in the consolidated statement of operations.

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

      Also in accordance with the terms of the acquisition, the Company issued an additional 45,454 shares of its common stock in payment of $10,000 of past due amounts owed by IST to JMW Capital Partners, Inc. which served as their financial advisor. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to the acquisition, the Company paid an additional $20,500 for the remaining amount owed to this creditor. These amounts were included in the liabilities assumed on September 17, 2002.

      On November 6, 2002, the Company issued 60,976 shares of its common stock in partial payment of a note payable owed by IST to the individual from whom Innovative Safety Technologies, LLC purchased the initial version of the IOS product concept. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. Subsequent to

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the common stock issuance, the remaining note payable balance was $10,000. The note payable balance was paid in full in the fourth quarter of 2003.

      The following unaudited proforma information presents a summary of the consolidated results of operations of the Company assuming the acquisitions of CTS, Velagio and IST occurred on the first day of each fiscal period presented. In the course of trying to complete the audit of GAAP compliant financial statements related to its Form 8-K/ A filing, the Company’s independent accountants and management noted certain material internal control weaknesses within the operations of CTS in the areas of: revenue recognition; cash disbursements; inventory accounting; and document control. The Company’s management concluded that fully compliant GAAP financial statements of CTS for FY 2002 and FY 2001 could not be prepared. In addition, the Company’s independent accountants concluded that they could not complete an audit nor render an audit opinion on the FY 2002 and FY 2001 historical financial statements of CTS. Given the significance of CTS, and for the purpose of informing shareholders and prospective investors, the Company has prepared the following summary proforma with the best information available, which management believes fairly represents the unaudited proforma results of operations of the combined Company for the periods presented. The following information is unaudited.

	Years Ended

	January 3,	December 28,
	2004	2002

	(Unaudited)
Sales	$27,548,335	$63,050,754

Net loss	$(6,553,924)	$(4,718,570)

Basic and diluted net loss per share	$(.39)	$(.34)

      Prior to the end of the year 2003, the Company’s management decided to discontinue the operations of IST and Velagio, and concentrate on the operations of the newly merged subsidiary CVI.

10.	Private Placements

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

      During April and May 2003 the Company issued 1,113,078 shares of restricted common stock in conjunction with a private placement at $.26 per share. The private placement included an issuance of 111,308 warrants for the purchase of common stock which are exercisable at a purchase price of $.40 per share with a 3-year term. Of the total capital raised, $50,000 was converted from a $40,000 note payable and a $10,000 miscellaneous payable, both owed to Steven M. Wright, a Director of the Company and a member of senior management. These payables arose from cash that had been previously advanced by him to the Company. The shares issued in the private placement were issued at a discount, were not registered and are restricted from sale for at least one year pursuant to federal securities laws. R. Patrick Hanlin, Chairman of the Board and Steven M. Wright, President & CEO at that time, both purchased additional shares in the private placement.

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

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance costs relative to the private placement were approximately $35,000. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. The private placement included an issuance of 333,335 warrants for the purchase of common stock, which are exercisable at a purchase price of $.42 per share with a 5-year term. Each investor was awarded one warrant for every $3 invested in the private placement. The proceeds from the offering were allocated between the Series 2 preferred stock and the warrants issued in the transaction. The Black Scholes valuation method was used to determine the value of the warrants. This value is presented as a liability for warrant settlement in the consolidated balance sheet (See Note 12). The Company used the following assumptions in calculating the value of these warrants: Risk free rate — 1.94%; Volatility index — 118%; Stock price on 9/26/03: $0.30 per share.

11.	Discontinued Operations

Velagio and IST

      During the fourth quarter of 2003, management determined that the previous operations of Velagio and IST should be discontinued. After the acquisition of Velagio and CTS on September 16, 2003, management decided to focus on the electrical construction services and technology infrastructure products and services business acquired with CTS. As a result of expense cuts made after the acquisitions, all of the previous employees of Velagio and IST were either refocused in areas within the Company that supported the electrical and technology side of the business, or separated from the Company.

      Sales of Velagio from September 16, 2003, the date of the acquisition, to January 3, 2004, were approximately $154,000. The net loss of Velagio for this period was $1,677,000, of which $1,295,000 was from the write-off of goodwill recorded upon its acquisition. Sales of IST for the years ended January 3, 2004 and December 28, 2002 were approximately $458,000 and $144,000, respectively. The net losses of IST for these periods were approximately $1,146,000 and 364,000, respectively. The loss of IST in fiscal year 2003 included a write-off of goodwill and intangible assets of approximately $515,000.

      Discontinued operations accounting treatment has been applied to the Velagio and IST operations. The revenues, operating expenses and other income and losses of both Velagio and IST are reported as “loss from discontinued operations” for all periods presented to reflect the reclassification of these operations as discontinued. Also, cash flows from the Velagio and IST operations are reported as “net cash provided by (used in) discontinued operations” whether associated with operating, investing or financing activities.

SoftBoard

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

      A total of $39,413 in contingent earn-out payments were received by the Company during the year ended January 4, 2004. The Company received $22,669 during the year ended December 28, 2002. These amounts were recorded as gain on the sale of discontinued operations in the Consolidated Statements of Operations.

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

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash provided by (used in) discontinued operations” whether associated with operating, investing or financing activities.

12.	Shareholders’ Equity

Incentive Stock Option Plan

      The Company has a Stock Option Plan (the “Plan”). At January 3, 2004 and December 28, 2002, 688,936 and 261,188 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over four years.

      A summary of the status of the Company’s Stock Option Plan as of January 3, 2004 and December 28, 2002 and for the years then ended is presented below:

	January 3, 2004		December 28, 2002

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	261,188	$.39	69,000	$.04
Granted at market price	95,000	.42	176,188	.39
Granted at greater than market price	473,907	1.05	75,000	.44
Exercised	—		(59,000)	(.04)
Cancelled	(141,159)

Outstanding at end of year	688,936	$.84	261,188	$.39
Options exercisable at year end	474,719	$1.02	26,216	$.19

	Number of Options
			Weighted Average
Exercise price	Outstanding	Exercisable	Contractual Life Remaining

$0.04 - 0.05	16,000	16,000	2.9 years
$0.40 - 0.59	536,312	323,864	6.3 years
$1.76 - 2.70	136,624	134,855	6.8 years

	688,936	474,719

      On June 5, 2002, the Company granted 6,000 options to purchase shares of the Company’s common stock to directors of the Company. These options were 100% vested upon grant. On October 30, 2002, the Company granted 245,188 options to purchase shares of the Company’s common stock to employees of the Company. During 2003 a total of 95,000 options to purchase shares of the Company’s common stock were granted to directors and employees of the Company. The 245,188 options issued on October 30, 2002 and the 95,000 options issued during 2003 are forfeited if not exercised within five years, and vest ratably over forty-eight months starting with the month of grant.

      On September 16, 2003, in conjunction with the acquisition of Velagio, the Company granted 473,907 options to prior holders of options in the Velagio, Inc. Incentive Stock Option Plan. The number of options granted was calculated based on a conversion rate that gave the holders of 10,000 options to purchase Velagio common stock, options to purchase 851 shares of Microfield Group, Inc. common stock. These options were granted with credit for 25%, 50%, 75% or 100% vesting based on the grant date of their original Velagio options. These options have a ten-year expiration starting on the date of their original Velagio option grant, and vest at 25% per year.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average per share value of options granted during the years ended January 3, 2004 and December 28, 2002 was $0.95 and $0.34, respectively.

      The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 2003 and 2002 using the Black-Scholes pricing model as prescribed by SFAS No. 123 (see note 2). The following assumptions were used to calculate the value of options granted during 2003 and 2002:

	2003	2002

Risk-free interest rate	2.12%	2.78%
Expected dividend yield	—	—
Expected lives	5-10 years	5 years
Expected volatility	123%	133%

Common stock warrants

      On October 15, 1999 the Company issued a warrant to certain of its debt holders to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.75 per share. In accordance with the terms of the warrant, the holder, in lieu of exercising the warrant, has the option to convert the warrant into a number of shares to be determined based on a formula which considers the difference between the fair market value of the Company’s common stock at the time of conversion and the exercise price of the warrant. The fair value of the warrants determined utilizing the Black-Scholes pricing model at the time of issuance is immaterial. The warrant expired in October 2003.

      In connection with debt financing entered into during fiscal year 2000, the Company issued 2,066,000 detachable warrants to purchase common stock. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and JMW Capital Partners, Inc. In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and JMW Capital Partners, Inc was determined to be $468,000. The difference between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment.

      In connection with the April 2003 common stock private placement (See Note 10), the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At January 3, 2004, the fair value was determined to be $135,667 and the increase from the initial amount was recorded in earnings.

Preferred stock warrants

      In connection with the September 2003 preferred stock private placement (See Note 11), the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At January 3, 2004, the fair value was determined to be $47,195 and the increase from the initial amount was recorded in earnings.

13.	Segment Information

      During the year ended January 3, 2004, the Company’s operations comprised electrical construction services and information technology in the areas of voice, data, video and life safety.

      The Company is managed as one specific line of business including construction and electrical services. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. The Company’s management relies on the internal management system to provide sales, cost and asset information for the business as a whole.

      All of the Company’s assets as of January 3, 2004, and December 28, 2002, were attributable to U.S. operations. For the year ended January 3, 2004, no single customer accounted for 10% or more of the Company’s net sales. For the year ended December 28, 2002, one customer accounted for 79% of the Company’s net sales which are included in discontinued operations in the consolidated statement of operations.

14.	Income Taxes

      The provision for income taxes for the years ended January 3, 2004 and December 28, 2002 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

      As of January 3, 2004 and December 28, 2002, Microfield had deferred tax assets primarily consisting of its net operating loss carryforwards. However, because of cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero. The tax benefit recorded at the statutory rate in Microfield’s pre-tax loss in fiscal years 2003 and 2002 would have been approximately $2,192,457 and $148,740, respectively. However, because of recognition of a full valuation allowance the effective tax rate for the Company was zero in both 2003 and 2002.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets are comprised of the following components:

	January 3, 2004	December 28, 2002

Current
Allowance for doubtful accounts	$45,295	$1,980
Employee benefits	57,826	—
Start-up costs	31,486	31,372
Inventory allowance	60,696	2,808
Other allowances	9,299	5,840

	204,602	42,000

Non-current
Net operating loss carryforwards	7,916,244	5,726,210
Start-up costs	62,972	94,115
Research and development credits	145,045	176,829

	8,124,261	5,997,154

Total deferred tax asset	8,328,863	6,039,154
Deferred tax asset valuation allowance	(8,328,863)	(6,039,154)

Net deferred tax assets	$—	$—

      At January 3, 2004, the Company had available net operating loss carryforwards of approximately $20,590,192 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2004 to 2023. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995 and the Company’s acquisition of CTS, Velagio and IST. In addition, the Company has research and development credits aggregating $145,045 for income tax purposes at January 3, 2004. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2004 to 2012.

15.     Net Income Per Share:

      Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, convertible preferred stock and warrants to purchase common stock.

      The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as stock options and warrants as outstanding. For all periods presented, the computation of net loss per share excludes the effect of stock options and warrants as they were antidilutive. There were 688,936 options and 2,510,643 warrants outstanding at January 3, 2004, and 261,188 options and 2,086,000 warrants outstanding at December 28, 2002.

16.	Repurchase of Common Stock

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

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the date of the Note. The Note carries an interest rate of 12%, payable quarterly, starting on June 1, 2003 until the principal amount of the Note is paid in full.

      If the Note and accrued interest are paid according to the terms of the Note, on the third anniversary date of the Note the parties shall calculate a new purchase price based on the average market closing price of the Company’s common stock for the 180 days prior to the third anniversary date. If the average market closing price per common share over this 180 day period is less than $0.22 per common share, then the purchase price payable under the Agreement will remain at $209,318 or $0.22 per common share. If the average market closing price per share over this 180 day period is greater than $0.22 per common share, then the purchase price payable under the Agreement will be increased by an amount equal to the excess of this 180 day average market closing price per common share over $0.22 per common share, times 951,445 shares. However, under this purchase price adjustment, the maximum purchase price paid will not exceed approximately $333,006, or $0.35 per common share. This feature is considered to be an embedded derivative option under the provisions of Financial Accounting Standards No. 133. Under these provisions a derivative liability was established at inception in the amount of $14,310 using the Black-Scholes valuation model. Changes based on fluctuations in the Company’s stock price are reflected in the other expense section of the Statement of Operations. From the date of inception of this note to the end of the fiscal year, January 3, 2004 this liability increased by $21,289, and the Company recorded incremental expense of $25,266. The value of this liability as of January 3, 2004 was $35,599, and is reflected as a long term liability on the Consolidated Balance Sheet.

      For purposes of all purchase price adjustments under the Agreement, the number of common shares and per share amounts are subject to adjustments to give effect to stock splits, dividends, reorganizations, recapitalizations and other similar transactions occurring after the date of the Agreement.

      As of January 3, 2004, the Company had not made its required quarterly interest payment of approximately $6,000, which was due December 1, 2003. Subsequent to January 3, 2004, the Company has paid $30,000 of the first annual principal payment of approximately $70,000 which was due on February 28, 2004, and is current on all required interest payments. The remaining $40,000 due on the first installment has been renegotiated and will be paid on May 30, 2004.

17.	Debt

Operating Line of Credit

      As of January 3, 2004, the Company has a $5,000,000 credit facility, which expires in August 2004. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6 1/2% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had $668,902 available borrowing capacity at January 3, 2004. As of January 3, 2004, borrowings of $4,331,098 were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at year end.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long Term Debt

      The Company had several notes payable outstanding at January 3, 2004. The total amount of the notes and their terms are summarized below.

	January 3,	December 28,
	2004	2002

Steven M. Wright unsecured promissory note, interest at 10%, due September 1, 2003. This note was subsequently converted to Series 3 preferred stock on April 2, 2004. (See notes 18 and 20)	$45,000	$—
R. Patrick Hanlin, unsecured advance paid to a creditor of the Company on November 5, 2003. No terms were negotiated. This debt was subsequently converted to Series 3 preferred stock on April 2, 2004. (See notes 18 and 20)	16,000
Christenson Leasing Company, LLC (CLLLC) subordinated promissory note, six monthly interest only payments beginning November 15, 2003, payments of $18,354.82 including interest at 12% beginning June 15, 2004, amortized over five years, due and payable in full on October 15, 2005. This debt was subsequently converted to Series 3 preferred stock on April 2, 2004. (See notes 18 and 20)	825,000	—
Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises ($23,217), Christenson Leasing Company, LLC ($23,217), JW Assurance and Holding Limited ($33,168), interest only payments due January 17, 2004, sixteen quarterly payments totaling $6,337.19 beginning April 15, 2004 including interest at 12% until paid in full. This debt was subsequently converted to Series 3 preferred stock on April 2, 2004. (See notes 18 and 20)	79,602	—
Steelcase, Inc. promissory note, quarterly interest only payments of $6,279.54 beginning June 1, 2003. Annual principal payments of $69,773, first payment due and payable February 28, 2004, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $10,333). (See note 15)	198,984	—
Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises, Christenson Leasing Company LLC, JW Assurance and Holding Limited, JMW Capital Partners, Inc., interest only payment due January 17, 2004, sixteen quarterly payments of $4,036.31 beginning April 15, 2004 including interest at 12% until paid in full. This debt was subsequently converted to Series 3 preferred stock on April 2, 2004. (See notes 18 and 20)	50,700	—
Christenson Leasing Company, LLC capital equipment lease, thirty six monthly payments of $84,777 including interest at 30.15% beginning September 1, 2003, amortized over three years, due and payable in full on August 1, 2006. (See note 18)	1,925,845	—

Total debt	3,141,131	—
Less current portion	(967,997)	—

Long term debt	$2,173,134	$—

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Related Party Transactions

      The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at January 3, 2004 by related party.

			Maturity	Amount of	Monthly
	Related Party	Type of Obligation	Date	Obligation	Payment

1	Steven M. Wright	Note payable	9/01/03	$45,000	—
2	CLLLC(a)	Note payable	10/15/05	825,000	18,355
3	Various entities(a)	Notes payable	01/17/08	130,302	10,374
4	CEAC(a)	Bond guarantee fees	open	—	5,000
5	CEI(a)	Equipment lease	12/1/07	—	40,000
6	CLLLC(a)	Vehicle lease	8/1/06	1,925,844	84,777
7	CEI(a)	Real property leases	10/31/08	—	58,748
8	R. Patrick Hanlin	Advance payable	not established	16,000	—
9	John B. Conroy	Note receivable	9/16/05	78,750	—

(a)	Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities.

      Terms and conditions of each of the notes and agreements are listed below.

Notes Payable

      On March 19, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $40,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carried no interest rate and was due and payable on or before April 25, 2003. On April 1, 2003, the note was converted to common stock in the Company as a part of a private placement (See Note 10).

      On July 2, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $25,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. This note was repaid in cash in October 2003.

      1. On June 10, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $50,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. As of January 3, 2004, $5,000 of this note had been repaid with the remaining balance still outstanding. This note was subsequently converted to Series 3 preferred stock on April 2, 2004.

      On September 16, 2003, as part of the purchase price for the acquisition of CTS, the Company assumed various long-term notes payable to several entities in which Robert J. Jesenik, a Director of the Company and significant Shareholder, has significant ownership interests. A portion of these debts were converted to equity as a part of the Company’s Series 2 preferred stock private placement as outlined below. The remaining amounts due were subsequently converted to Series 3 preferred stock on April 2, 2004.

      On September 15, 2003, the Company, CTS and JMW Capital Partners, Inc. (JMW) entered into an Agreement to Satisfy Obligations. JMW is an investment banking company in which Robert J. Jesenik, a Director and significant Shareholder, owns a significant ownership interest. Under this agreement CTS acknowledged debt in the amount of $149,000 owed to JMW. This debt arose within CTS prior to the acquisition by the Company and was used for operating activities. After consummation of the acquisition of

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted the note payable to JMW into 357,143 shares of the Company’s Series 2 preferred stock.

      On September 15, 2003, the Company, CTS and Christenson Electric, Inc. (CEI) entered into an Agreement to Consolidate, Amend and Satisfy Obligations. CEI is an electrical services company in which Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest. Under this agreement CTS acknowledged debts of $1.5 million and $265,000 owed to CEI. These debts arose within CTS prior to the acquisition by the Company, and relate to the purchase of Christenson Electrical Services’ inventory and customer lists by CTS. This was a transaction between entities under common control. After consummation of the acquisition of CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted $365,000 of the two notes payable to CEI into 869,048 shares of Series 2 preferred stock.

      On September 15, 2003, CTS executed a new Subordinated Amended and Restated Promissory Note for the remaining $1,400,000 due to CEI. On November 17, 2003 the Company converted the note payable to 3,333,333 shares of Series 2 preferred stock. There was no interest accrued or paid on this note, according to its terms.

      2. On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company and was contributed to CTS on several dates as working capital infusions to support operating activities. Under this note, six interest only payments are due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 are due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrues at 12% per annum beginning on September 15, 2003. This note was subsequently converted to equity on April 2, 2004.

      3. On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $6,337 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $79,602 was outstanding under these notes. These notes were subsequently converted to Series 3 preferred stock on April 2, 2004.

      On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $4,036 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes were subsequently converted to Series 3 preferred stock on April 2, 2004.

      As of January 3, 2004, approximately $191,000 of interest was payable to entities in which Mr. Jesenik has a significant beneficial interest under the notes and agreements listed above. This interest was subsequently converted to Series 3 preferred stock on April 2, 2004.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bond Indemnity Fees

      4. A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has an agreement with CEAC, Inc. (CEAC) under which at year end paid CEAC $5,025 per month for CEAC’s guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

      5. On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At January 3, 2004, the Company was past due on payments totaling $125,000, and thus in default on the lease. Subsequent to year end, the Company reached agreement on a payment plan to the lessor, and has been reducing the arrearage.

Master Vehicle Lease Agreement

      6. On September 1, 2003 CTS entered into a master vehicle lease agreement with CLLLC for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. Under the terms of the lease, CTS pays CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contains a renewal provision under which it has the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment will remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. This lease is accounted for as a capital lease. On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date. At January 3, 2004, the Company was past due on payments totaling $271,720, and thus in default on the lease. Subsequent to year end, the Company reached agreement on a payment plan to the lessor, and has been reducing the arrearage. Accordingly, the remaining capital lease obligation is properly classified between current and long-term debt.

Real Property Sub Leases

      7. On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantialownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon, and as of December 31, 2003, vacated its office in Bend, Oregon as the lease expired. After January 14, 2004, the Swan Island facility lease obligation converted to a month-to-month lease. The monthly sublease payments totaled $58,748 through December 31, 2003. Of that amount, $798 is due on a month-to-month basis. The remaining $57,950 is due on leases with maturity dates between December 31, 2003 and October 31, 2008. Beginning in February 2004, the Company’s monthly lease obligation will be

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$55,168, with $7,922 of that on a month-to-month basis. The annual rent obligations from January 3, 2004, for each property are listed in the table below.

Location	Maturity	2004	2005	2006	2007	2008

Thurman Building	10/31/08	464,928	464,928	464,928	464,928	387,440
Swan Island	01/14/04	3,562
Eugene	09/30/05	84,048	63,036
Crown Plaza Office	7/31/07	17,976	17,976	17,976	10,486
Pope Storage	*
Montgomery Park Storage	*
Total		570,514	545,940	482,904	475,414	387,440

*	Month-to-Month

Administrative Services Agreement

      On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2004, the payment by CEI for these services was renegotiated to $15,000 per month as the cost of services to CEI has been reduced.

      8. On November 5, 2003, R. Patrick Hanlin, Chairman of the Company’s board of directors, advanced $16,000 to the Company in the form of a payment directly to one of the Company’s creditors. The advance is unsecured and does not carry an interest rate or have any stated due date. On April 2, 2004 this debt was converted to approximately 38 shares of the Company’s Series 3 preferred stock. These shares of Series 3 preferred stock are convertible into 38,095 shares of the Company’s common stock at the option of the shareholder.

      9. In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003.

19.	Commitments and Contingencies

Manufacturing and Purchase Commitments

      In the acquired CTS business, the Company purchases inventory on an as needed basis. There are no purchase commitments for products that CTS uses in the performance of its services.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is party to a number of lease agreements, many of which are included in Note 18 above. Following is a schedule of the Company’s annual lease commitments for the coming five years.

Year	Amount

2004	$2,245,342
2005	2,175,138
2006	1,623,144
2007	944,928
2008 and beyond	320,000

20.	Subsequent Events

Shareholder Lawsuit

      In March, 2004, Kurt Underwood (former President/CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, JMW Capital Partners, Inc., Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleges that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into Velagio, Inc. In addition, the lawsuit alleges that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit seeks damages of approximately $1.4 million. The Company intends to vigorously defend the lawsuit, however at the date of this filing, the outcome of this matter is uncertain. The financial statements do not reflect any adjustments relative to this uncertainty.

Debt Financing, Debt Conversion and Private Placement

      On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director of the Company, holds a significant beneficial interest. Under the terms of the agreement between the Company and Destination, the Company pays interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each month the Note is outstanding. The warrants have a five-year life and will be issued at the lower of $.42 or the price of any other common or preferred equity issued in the six months following this agreement. This warrant issuance requires shareholder approval at the Company’s next shareholder meeting. The Note was repaid in full during April 2004.

      On April 2, 2004, the Company entered into an agreement with several of its related party creditors to convert approximately $1,529,000 of debt into approximately 3,242 shares of Series 3 preferred stock of the Corporation. The Series 3 Preferred Stock had an issue price of $420 per share, and each Series 3 Preferred Share is convertible into 1,000 shares of common stock of the Company after March 31, 2005 at the election of the shareholder. The Series 3 preferred stock will automatically convert to common stock on the third anniversary of the stock issuance date.

      Also in April and May 2004, the Company raised an additional $1,750,000 from investors who purchased Series 4 preferred stock. The Company issued 4,605 shares of Series 4 preferred stock to these investors. The Series 4 preferred stock had an issue price of $380 per share, and each share of Series 4 preferred stock is

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible into 1,000 shares of common stock of the Company after March 31, 2005 at the election of the shareholder. The Series 4 preferred stock will automatically convert to common stock on the third anniversary of the stock issuance date. Proceeds from this capital were used to pay off the $600,000 borrowing from Destination as well as to provide for working capital needs.

      Both the Series 3 and Series 4 preferred shares have the right to receive a 6% dividend, payable out of legally available funds, and receive a liquidation preference upon dissolution of the Company.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A.	Controls and Procedures

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

      After closing the acquisitions of CTS and Velagio on September 16, 2003, the Company and its then, newly organized management team, including the new Chief Executive Officer, the newly appointed and acting Chief Financial Officer and the Chief Operating Officer (the Company’s former CEO prior to the acquisitions), reviewed the effectiveness of the Company’s disclosure controls and procedures. In response to this review, the officers of the Company developed a formalized Periodic Evaluation of Disclosure Controls and Procedures process to implement periodic internal reports, disclosure controls, procedures and internal controls.

      In the course of trying to complete the audit of GAAP compliant financial statements related to Form 8-K/A filing, the Company’s independent accountants and management team noted certain material internal control weaknesses within the operations of CTS in the areas of: revenue recognition, cash disbursements, inventory accounting and document control. The Company’s management concluded that fully compliant GAAP financial statements of CTS for FY 2002 and FY 2001 could not be prepared. Accordingly, the Company’s independent accountants concluded that they could not render an opinion on the historical FY 2002 and FY 2001 financial statements of CTS. In addition, the Company received notice from its independent auditors that, in conjunction with the 2003 year-end audit of the Company’s financial statements, the auditors had identified material weaknesses relating to the Company’s internal controls and procedures within the area of accounts payable, cash disbursements, inventory accounting and document retention. Certain of these internal control deficiencies may also constitute deficiencies in the Company’s disclosure controls. In response to these material internal control weaknesses, the Company conducted a Company-wide core business process and systems assessment initiative. Upon completing the assessment work of this initiative, the Company and management team commenced business process re-engineering activities related to core business processes (contract-to-cash business cycle), and are actively implementing improved information systems (accounting and financial reporting tools) to address deficiencies related to internal financial controls and accounting procedures.

      During January 2004, the Company’s CEO, CFO and Executive Vice President left the employ of the Company. A new interim CEO and acting CFO joined the Company in late January and early February 2004 having had no prior affiliation with the combined companies or operations. Not having been in a position of active management or knowledge over transactions during FY 2003, this new management team began their assessment of disclosure controls and internal controls while continuing the efforts of prior management.

      In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s auditors to ensure that the purchase accounting is accurate and to properly and accurately account for the financial information contained in this Form 10-KSB. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-KSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Among the changes implemented subsequent to 2003 year end are:

Revenue Recognition

•	Criteria and procedures established defining approved customer contracts

•	Control function established to review and monitor compliance to new procedures

•	Improved document control and file check out procedures

•	Procedure established defining consistent percentage completion Gross Margin estimation process

Cash Disbursements and liability recognition

•	Document control system established and monitored for compliance

•	Cut off procedures formalized and consistently applied

•	Centralized departmental accountability established

Account Reconciliations

•	Procedures established and personnel assigned to reconcile key accounts on a timely basis

•	Control function added to review reconciliations

      The Company’s officers have been working closely with the Board of Directors to address recommendations from the Company’s auditors regarding deficiencies in the disclosure controls and procedures. The Company is currently engaged in the implementation of a new ERP system and associated new internal control procedures. Management expects that this system along with new associated procedures, once implemented, will correct the deficiencies and will implement disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, that will timely alert the Chief Executive Officer and Chief Financial Officer to material information relating to the Company required to be included in the Company’s Exchange Act filings.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The names, ages and positions of the Company’s executive officers and directors are as follows:

Name	Age	Position(s) with Company

William C. McCormick	70	Interim Chief Executive Officer
Gary M. Kapral	48	Chief Financial Officer
Steven M. Wright	41	Vice President, Director
R. Patrick Hanlin	43	Chairman of the Board of Directors
Robert J. Jesenik	44	Director
Michael W. Stansell	61	Director
Kurt A. Underwood	38	President and Chief Executive Officer, Director
James L. Kotchik	60	Chief Financial Officer
Peter A. Arrezini	52	Executive Vice President

      William C. McCormick joined the Company in January 2004 as Interim Chief Executive Officer. Prior to coming to the Company, Mr. McCormick was Chief Executive Officer of Precision Castparts, Corp., a publicly traded aerospace company, from August 1994 to August 2002. He also served as the Chairman of the board of directors there from October 1994 to August 2003. Mr. McCormick joined Precision Castparts in

April 1985. He serves as a consultant to the company. Prior to Precision Castparts, Mr. McCormick spent 32 years at General Electric in various businesses, including GE Aircraft Engines, Carboloy Systems, Distribution Equipment, and Industrial Electronics. Mr. McCormick serves on the board of directors and is Chair of the Audit Committee of Merix Corporation, a publicly traded manufacturer of high performance interconnect products. He serves on the boards of several other “for profit” and non profit companies. McCormick holds a BS in Mathematics from the University of Cincinnati.

      Gary M. Kapral joined the Company in May, 2004 as Chief Financial Officer after having served as a full time financial consultant with the Company since February 2004. Mr. Kapral has been a partner with Tatum CFO Partners LLP since September, 2003. During the three year period prior to joining Tatum, Mr. Kapral was a Vice President and corporate officer of Electro Scientific Industries, a manufacturer of semiconductor capital equipment. Prior to ESI, Mr. Kapral spent 13 years with SGL Carbon, a division of Hoechst, a multinational German-based conglomerate. Mr. Kapral’s career includes CFO, VP Finance, Divisional President and Group VP responsibilities in a wide variety of industrial businesses. He holds a BS degree in Accounting form the University of Illinois and is a Certified Public Accountant.

      Steven M. Wright joined Microfield in September 2002 and was appointed President and Chief Executive Officer that same month. He served in that position until August 31, 2003 when he was appointed Chief Operating Officer. Mr. Wright left the employ of the Company from December 2003 to April 2004. Upon his return Mr. Wright was appointed Vice President and Corporate Secretary. Mr. Wright remains a director. Prior to joining Microfield, Mr. Wright was the founder and Managing Partner of Innovative Safety Technologies, LLC from its inception in July 2001 to September 2002. Mr. Wright was Chief Operating Officer, Director and Co-founder of Card Capture Services, Inc. an international ATM provider, from March 1992 through May 2000. Mr. Wright holds a BBS in Marketing and Management from the University of Oregon.

      R. Patrick Hanlin joined the Company as its Chairman in September 2002. Mr. Hanlin founded and has been the President and a director of Livebridge, Inc. a multi-channel communications service provider from February 1988 to the present time. Mr. Hanlin holds a BA in Business and Communications from the University of Oregon.

      Robert J. Jesenik joined the Company in September 2003 as a director. Mr. Jesenik was a founder and has been a partner with JMW Capital Partners, an investment banking company since 1992. He was appointed the Chief Executive Officer of Christenson Electric, Inc. an electrical services company, in 2002. Prior to that, Mr. Jesenik spent 16 years in various operating management positions in technology and distribution firms. Mr. Jesenik sits on the Boards of Directors of several companies and foundations. Mr. Jesenik holds a BS in Accounting from the University of Oregon and an MBA from the University of Portland.

      Michael W. Stansell joined the Company in November 1985 as Director of Manufacturing and was appointed Vice President, Operations, in January 1987. Mr. Stansell was appointed to the Company’s board of directors in November 1999 and served as the Company’s President from November 1999 until October 2002. Mr. Stansell was a division manufacturing manager, among other positions, at Tektronix Corporation from August 1965 through October 1985.

      Kurt A. Underwood joined the Company in September 2003 as President and Chief Executive Officer. Mr. Underwood founded and was President and a director of Velagio, Inc. a software applications and systems integration consulting company from June 2000 until that company’s acquisition by Microfield Group, Inc. in September 2003. Prior to that, Mr. Underwood was Senior Vice President and Partner in the firm KPMG, an international financial services firm, from 1997 to 2000. He is a director on several boards in the high technology industry. Mr. Underwood left the employ of the Company in January 2004. Mr. Underwood holds a BA in Economics from UCLA.

      James L. Kotchik joined the Company in December 2003 as Chief Financial Officer. Mr. Kotchik was Senior Vice President and Chief Financial Officer of the Portland Trail Blazers and Oregon Arena Corporation from March 1996 to March 2003. Prior to that, he held significant management positions with United Grain Corporation and Tektronix. Mr. Kotchik was an auditor with PricewaterhouseCoopers from

1968 to 1976, and is a CPA. Mr. Kotchik left the employ of the Company in January 2004. He holds a BS in Business and an MBA in Decision Sciences from the University of Oregon.

      Peter A. Arrezini joined the Company in December 2003 as Executive Vice President. Arrezini was Chief Operating Officer of the Security and Life-Safety Division of General Electric with operations in the U.S. and Mexico. Prior to that experience, he was President of Sentrol, an electronic security products manufacturer. He spent his early career in several divisions of Ingersoll-Rand Corporation in a number of executive roles in operations, engineering, and sales and marketing. He is a director on several boards in the high technology industry. Mr. Arrezini left the employ of the Company in January 2004. Mr. Arrezzini holds a B.S. in Economics from the University of Hartford and an MBA in Marketing from Golden Gate University.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers an directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and change in ownership with the Securities and Exchange Commission (SEC). Executive officers, directors and greater than ten percent shareholders are require by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 2003, all executive officers, directors and greater than ten percent shareholders complied with all applicable filing requirements. Mr. Wright had one late Form 4 filing and Mr. Hanlin had 3 late Form 4 filings.

Audit Committee

      The Audit Committee charter was discussed, reviewed and adopted February 6, 2003. The Audit Committee consists of Mr. Hanlin and Mr. Jesenik. The Board of Directors has determined that Mr. Hanlin and Mr. Jesenik are each an “audit committee financial expert” as defined in SEC rules. The audit committee held one formal meeting and several other meetings during fiscal year 2003. Mr. Hanlin serves as Chairman of the Audit Committee.

      The Audit Committee oversees the accounting, financial reporting and audit processes; makes recommendations to the board of directors regarding the selection of independent auditors; reviews the results and scope of audit and other services provided by the independent auditors; reviews the accounting principles and auditing practices and procedures to be used in preparing the Company’s financial statements; and reviews the Company’s internal controls.

Ethics Committee

      The Code of Ethics was discussed, reviewed and adopted in the February 6, 2003 Microfield board of directors Meeting. In its October 16, 2003 Board Meeting, the Company’s board of directors appointed directors John B. Conroy, Mr. Wright and Mr. Underwood to the Ethics Committee. The ethics committee had informal meetings and discussions throughout 2003. Mr. Conroy resigned from the Microfield board of directors and all related obligations on October 17, 2003. Mr. Underwood resigned from the board of directors and all related obligations on January 21, 2004. The current policy requires that the ethics committee consist of two Board Members. A copy of the Code of Ethics is available from the Company by contacting Mr. Steven M. Wright, c/o Microfield Group, Inc., 1631 NW Thurman St., Suite 200, Portland, Oregon 97209.

Compensation Committee

      In its October 16, 2003 board meeting, the Company’s board of directors unanimously appointed Mr. Hanlin, and Mr. Jesenik, to the compensation committee. The committee had numerous informal meetings and discussions throughout 2003. The committee determines the compensation level, option grants and other compensation for the executive officers of the Company.

Item 10.	Executive Compensation

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for fiscal years 2003, 2002 and 2001.

Summary Compensation Table

				Long Term
				Compensation
				Awards

	Annual Compensation			Securities
				Underlying	All Other
	Fiscal			Options	Compensation
	Year	Salary ($)	Bonus ($)	(#)	($)

Kurt A. Underwood(1)	2003	94,178	37,242	—	—
President, Chief Executive	2002	—	—	—	—
Officer and Director	2001	—	—	—	—
Steven M. Wright(2)	2003	123,535	—		—
Chief Operating Officer and	2002	48,462	—	145,188	—
Director	2001	—	—	—	—
John B. Conroy(3)	2003	—	—	25,000	54,047
Chairman of the Board, Chief	2002	106,062	10,922	—	—
Executive Officer and	2001	173,078	82,714	—	—
President, 2002 and 2001

(1)	Mr. Underwood was appointed the Company’s Chief Executive Officer on September 16, 2003.

(2)	Mr. Wright was appointed the Company’s Chief Executive Officer on September 16, 2002, and served in that capacity until August 31, 2003, when he was appointed Chief Operating Officer. Mr. Wright left the Company in December 2003.

(3)	Mr. Conroy was the Company’s Chief Executive Officer from May 1986 until his retirement in September 2002. Mr. Conroy remained a director until his resignation from the board in October 2003.

Options Granted in Last Fiscal Year

      There were no grants of stock options under the Company’s Stock Incentive Plan during fiscal 2003 to the named officers. No other current executive officers received options exercisable for shares of the Company’s Common Stock during fiscal 2003. All other employees who are not currently executive officers of the Company received options exercisable for a total of 277,270 shares of the Company’s Common Stock during fiscal 2003. There were an additional 196,639 nonqualified stock options awarded to individuals or entities not employed by the Company. These options were issued at the acquisition of Velagio in September 2003, and were issued in exchange for 2,310,000 existing stock options for the purchase of Velagio, Inc. common stock.

Option Exercise and Holdings

      The following table provides information concerning the exercise of options during fiscal 2003 and unexercised options held as of the end of the fiscal year with respect to the named officers.

Aggregated Option Exercises in Last Fiscal Year

and FY-End Option Values

Number of
			Securities		Value of
			Underlying		Unexercised
			Unexercised		In-The-Money
			Options		Options
	Shares Acquired	Value	At FY-End (#)		At FY-End ($)(2)
	on Exercise	Realized	Exerciseable/		Exerciseable/		Grant	Expiration
Name	(#)	($)(1)	Unexerciseable		Unexerciseable		Date	Date

Kurt A. Underwood	—	—	—	—	—	—	N/A	N/A
	—	—	—	—	—	—	N/A	N/A
Steven M. Wright	—	—	20,472	49,716	2,866	6,960	10/02	10/07
	—	—	21,875	53,125	2,188	5,312	10/02	10/07

(1)	Market value of the underlying securities at exercise date, minus exercise price of the options.

(2)	Market value of the underlying securities at January 3, 2004, $.54 per share, minus exercise price of the unexercised options.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 1, 2004 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

	Common Stock and
	Common Stock Equivalents

	Equivalent
	Common
	Shares	Approximate
Five Percent Shareholders, Directors,	Beneficially	Voting
Director Nominees and Certain Executive Officers	Owned(1)	Percentage

Robert J. Jesenik(2)	16,435,911	40.9%
Suite 400
1631 NW Thurman Street
Portland, OR 97209
JMW Group, LLC(3)	15,551,206	39.6%
Suite 400
1631 NW Thurman Street
Portland, OR 97209
Christenson Group, LLC(4)	8,521,159	26.4%
Suite 400
1631 NW Thurman Street
Portland, OR 97209
Christenson Electric, Inc.(5)	4,328,017	15.4%
Suite 400
1631 NW Thurman Street
Portland, OR 97209

	Common Stock and
	Common Stock Equivalents

	Equivalent
	Common
	Shares	Approximate
Five Percent Shareholders, Directors,	Beneficially	Voting
Director Nominees and Certain Executive Officers	Owned(1)	Percentage

Kurt A. Underwood(6)	3,540,675	13.0%
5125 SW Macadam Ave.,
Suite 200
Portland, OR 97239
Christenson Leasing Company, LLC(7)	3,241,922	12.0%
Suite 400
1631 NW Thurman Street
Portland, OR 97209
William C. McCormick(8)	263,158	1.1%
Suite 200
1631 NW Thurman Street
Portland, OR 97209
Steven M. Wright(1)(9)	1,238,025	5.0%
Suite 200
1631 NW Thurman Street
Portland, OR 97209
R. Patrick Hanlin(10)	1,070,334	4.3%
Suite 200
1631 NW Thurman Street
Portland, OR 97209
Michael Stansell(11)	160,810	* %
Suite 200
1631 NW Thurman Street
Portland, OR 97209
All directors and executive officers as a group as of 4/30/04 (6 persons)(12)	19,168,238	44.7%

*	Less than 1%

(1)	Shares to which the person or group has the right to acquire within 60 days after March 1, 2004 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(2)	Includes 5,160,953 Series 2 preferred shares (4,202,381 owned by CEI, 357,143 owned by JMW Capital Partners LLC and 601,429 owned by JMW Group, Inc.), 6,088 Series 3 and 4 preferred shares (126 owned by CEI, 3,242 owned by CLC, 68 owned by JMW Capital Partners LLC and 2,632 owned by JMW Group, Inc.) purchased within 60 days of March 1, 2004, and 910,600 warrants (84,200 owned by JMW Group, Inc.) convertible into common stock within 60 days after March 1, 2004. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(3)	Includes 5,160,953 Series 2 preferred shares (4,202,381 shares owned by CEI and 357,143 owned by JMW Capital Partners, LLC), 6,067 Series 3 and 4 preferred shares(126 owned by CEI, 3,242 owned by CLC and 68 owned by JMW Capital Partners LLC) purchased within 60 days of March 1, 2004, and 84,200 warrants convertible into common stock within 60 days after March 1, 2004. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(4)	Includes 4,202,381 Series 2 preferred shares (4,202,381 owned by CEI) and 126 Series 3 and 4 preferred shares (owned by CEI) purchased within 60 days of March 1, 2004. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(5)	Includes 4,202,381 Series 2 preferred shares and 126 Series 3 and 4 preferred shares purchased within 60 days of March 1, 2004. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(6)	Includes 119,050 Series 2 preferred shares and 16,667 warrants to purchase common stock within 60 days of March 1, 2004,

(7)	Includes 3,242 Series 3 and 4 preferred shares purchased within 60 days of March 1, 2004. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(8)	Includes 263 Series 3 and 4 preferred shares purchased within 60 days of March 1, 2004, Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(9)	Includes 118 Series 3 and 4 preferred shares purchased within 60 days of March 1, 2004, and 47,356 warrants and options convertible into common stock within 60 days after March 1, 2004. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(10)	Includes 196 Series 3 and 4 preferred shares purchased within 60 days of March 1, 2004, and 48,919 warrants and options convertible into common stock within 60 days after March 1, 2004. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(11)	Includes 21,208 options convertible into common stock within 60 days after March 1, 2004.

(12)	Includes 5,339,524 Series 2 preferred shares, 6,665 Series 3 and 4 preferred shares purchased within 60 days of March 1, 2004, and 1,028,083 options and warrants convertible into common stock within 60 days after March 1, 2004. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

Item 12.	Certain Relationships and Related Transactions

      The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at January 3, 2004 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment

1 Steven M. Wright	Note payable	9/01/03	$45,000	—
2 CLLLC(a)	Note payable	10/15/05	825,000	18,355
3 Various entities(a)	Notes payable	01/17/08	130,302	10,374
4 CEAC(a)	Bond guarantee fees	open	—	5,000
5 CEI(a)	Equipment lease	12/1/07	—	40,000
6 CLLLC(a)	Vehicle lease	8/1/06	1,925,844	84,777
7 CEI(a)	Real property leases	10/31/08	—	58,748
8 R. Patrick Hanlin	Advance payable	not established	16,000	—
9 John B. Conroy	Note receivable	9/16/05	78,750	—

(a)	Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities.

      Terms and conditions of each of the notes and agreements are listed below.

Notes Payable

      On March 19, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $40,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carried no interest rate and was due and payable on or before April 25, 2003. On April 1, 2003, the note was converted to common stock in the Company as a part of a private placement (See Note 10).

      On July 2, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $25,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. This note was repaid in cash in October 2003.

      1. On June 10, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $50,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. As of January 3, 2004, $5,000 of this note had been repaid with the remaining balance still outstanding. This note was subsequently converted to Series 3 preferred stock on April 2, 2004.

      On September 16, 2003, as part of the purchase price for the acquisition of CTS, the Company assumed various long-term notes payable to several entities in which Robert J. Jesenik, a Director of the Company and significant Shareholder, has significant ownership interests. A portion of these debts were converted to equity as a part of the Company’s Series 2 preferred stock private placement as outlined below. The remaining amounts due were subsequently converted to Series 3 preferred stock on April 2, 2004.

      On September 15, 2003, the Company, CTS and JMW Capital Partners, Inc. (JMW) entered into an Agreement to Satisfy Obligations. JMW is an investment banking company in which Robert J. Jesenik, a Director and significant Shareholder, owns a significant ownership interest. Under this agreement CTS acknowledged debt in the amount of $149,000 owed to JMW. This debt arose within CTS prior to the acquisition by the Company and was used for operating activities. After consummation of the acquisition of CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted the note payable to JMW into 357,143 shares of the Company’s Series 2 preferred stock.

      On September 15, 2003, the Company, CTS and Christenson Electric, Inc. (CEI) entered into an Agreement to Consolidate, Amend and Satisfy Obligations. CEI is an electrical services company in which Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest. Under this agreement CTS acknowledged debts of $1.5 million and $265,000 owed to CEI. These debts arose within CTS prior to the acquisition by the Company, and relate to the purchase of Christenson Electrical Services’ inventory and customer lists by CTS. This was a transaction between entities under common control. After consummation of the acquisition of CTS by the Company and upon issuance of preferred shares in conjunction with the Series 2 preferred stock private placement, the Company converted $365,000 of the two notes payable to CEI into 869,048 shares of Series 2 preferred stock.

      On September 15, 2003, CTS executed a new Subordinated Amended and Restated Promissory Note for the remaining $1,400,000 due to CEI. On November 17, 2003 the Company converted the note payable to 3,333,333 shares of Series 2 preferred stock. There was no interest accrued or paid on this note, according to its terms.

      2. On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company and was contributed to CTS on several dates as working capital infusions to support operating activities. Under this note, six interest only payments are due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 are due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrues at 12% per annum beginning on September 15, 2003. This note was subsequently converted to equity on April 2, 2004.

      3. On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $6,337 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $79,602 was outstanding under these notes. These notes were subsequently converted to Series 3 preferred stock on April 2, 2004.

      On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment is due on January 17, 2004. Thereafter, payments totaling $4,036 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes were subsequently converted to Series 3 preferred stock on April 2, 2004.

      As of January 3, 2004, approximately $191,000 of interest was payable to entities in which Mr. Jesenik has a significant beneficial interest under the notes and agreements listed above. This interest was subsequently converted to Series 3 preferred stock on April 2, 2004.

Bond Indemnity Fees

      4. A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has an agreement with CEAC, Inc. (CEAC) under which at year end paid CEAC $5,025 per month for CEAC’s guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

      5. On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At January 3, 2004, the Company was past due on payments totaling $125,000, and thus in default on the lease. Subsequent to year end, the Company reached agreement on a payment plan to the lessor, and has been reducing the arrearage.

Master Vehicle Lease Agreement

      6. On September 1, 2003 CTS entered into a master vehicle lease agreement with CLLLC for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. Under the terms of the lease, CTS pays CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contains a renewal provision under which it has the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment will remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. This lease is accounted for as a capital lease. On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date. At January 3, 2004, the Company was past due on payments totaling $271,720, and thus in default on the lease. Subsequent to year end, the Company reached agreement on a payment plan to the lessor, and has been reducing the arrearage. Accordingly, the remaining capital lease obligation is properly classified between current and long-term debt.

Real Property Sub Leases

      7. On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon, and as of December 31, 2003, vacated its office in Bend, Oregon as the lease expired. After January 14, 2004, the Swan Island facility lease obligation converted to a month-to-month lease. The monthly sublease payments totaled $58,748 through December 31, 2003. Of that amount, $798 is due on a month-to-month basis. The remaining $57,950 is due on leases with maturity dates between December 31, 2003 and October 31, 2008. Beginning in February 2004, the Company’s monthly lease obligation will be $55,168, with $7,922 of that on a month-to-month basis. The annual rent obligations from January 3, 2004, for each property are listed in the table below.

Location	Maturity	2004	2005	2006	2007	2008

Thurman Building	10/31/08	$464,928	$464,928	$464,928	$464,928	$387,440
Swan Island	01/14/04	3,562
Eugene	09/30/05	84,048	63,036
Crown Plaza Office	7/31/07	17,976	17,976	17,976	10,486
Pope Storage	*
Montgomery Park Storage	*

Total		$570,514	$545,940	$482,904	$475,414	$387,440

*	Month-to-Month

Administrative Services Agreement

      On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2004, the payment by CEI for these services was renegotiated to $15,000 per month as the cost of services to CEI has been reduced.

      8. On November 5, 2003, R. Patrick Hanlin, Chairman of the Company’s board of directors, advanced $16,000 to the Company in the form of a payment directly to one of the Company’s creditors. The advance is unsecured and does not carry an interest rate or have any stated due date. On April 2, 2004 this debt was converted to approximately 38 shares of the Company’s Series 3 preferred stock. These shares of Series 3 preferred stock are convertible into 38,095 shares of the Company’s common stock at the option of the shareholder.

      9. In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2003 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003.

Item 13.	Exhibits and Reports on Form 8-K

      (a) Exhibits included herein:

Exhibit No.

*3	.1	—	Articles of Incorporation, as amended
*3	.2	—	Bylaws, as amended
*4	.1	—	See Article III of Exhibit 3.1 and Articles I and VI of Exhibit 3.2#
*10	.1	—	1986 Stock Option Plan, as amended
*10	.3	—	Form of Incentive Stock Option Agreement
*10	.7	—	Form of Representative’s Warrants
**10	.11	—	Restated 1995 Stock Incentive Plan dated May 11, 1998.
***10	.14	—	Form of $400,000 Subordinated Promissory Note issued to JMW Capital Partners, Inc., dated June 30, 2000.
***10	.15	—	Form of Stock Purchase Warrants to Purchase Shares of Common Stock of Microfield Group, Inc. issued to JMW Capital Partners, Inc., dated June 30, 2000.
***10	.16	—	Form of Registration Rights Agreement between the Company and JMW Capital Partners, Inc., dated June 30, 2000.
***10	.17	—	Form of Note and Warrant Purchase Agreement between the Company and JMW Capital Partners, Inc. dated June 30, 2000.
****10	.18	—	Form of Asset Purchase Agreement between Greensteel, Inc., and Microfield Group, Inc., dated September 7, 2000, incorporated by reference to the Company’s Proxy Statement dated October 3, 2000.
*****10	.19	—	Form of Agreement and Plan of Merger between Microfield Group, Inc., and Innovative Safety Technologies, LLC. dated September 16, 2002 incorporated by reference to the Registrants Form 8-K dated September 17, 2002.
******10	.20	—	Form of Agreement and Plan of Merger between Microfield Group, Inc., Velagio, Inc., and Christenson Technology Services, Inc., dated September 16, 2003 incorporated by reference to the Registrants Form 8-K dated October 1, 2003.
23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Accountants, filed herewith.
31.1		—	Certification of President and Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Acting Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibits 3.1, 3.2, 4.1, 10.1, 10.3, 10.7, as applicable, to Registrant’s Registration Statement on Form SB-2 (Registration No. 33-918900).

**	Incorporated by reference to Exhibit 10.11 to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 3, 1999.

***	Incorporated by reference to Exhibits 10.14, 10.15, 10.16, 10.17, as applicable, to Registrants Quarterly Report on Form 10-QSB for the three month period ended July 1, 2000.

****	Incorporated by reference to Exhibit 10.18 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 30, 2000.

*****	Incorporated by reference to Exhibit 10.19 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 28, 2002.

******	Incorporated by reference to Exhibit 10.20 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 27, 2003.

#	This exhibit constitutes a management contract, or compensatory plan or arrangement.

      (b) Reports filed during the quarter on Form 8-K

      The Company’s Form 8-K/ A required to be filed as an amendment to provide financial statement information in conjunction with the Form 8-K/ A filed on October 1, 2003, was filed by the Company on March 16, 2004.

Item 14.	Principal Accountant Fees and Services

      The following is a summary of the fees billed to Microfield Group, Inc. by PricewaterhouseCoopers LLP for professional services rendered in connection with the fiscal years ended, January 3, 2004 and December 28, 2002.

	January 3,	December 28,
	2004	2002

Fee Type
Audit fees	$399,000	$40,700
Tax fees	5,400	—

Total fees	$404,400	$40,700

      Audit fees consist of billings for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings, including audit services performed related to mergers and acquisitions.

      Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROFIELD GROUP, INC.

By:	/s/ WILLIAM C. MCCORMICK ______________________________________ William C. McCormick

Interim Chief Executive Officer

Dated: May 20, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM C. MCCORMICK William C. McCormick	Interim Chief Executive Officer and Director	May 20, 2004

/s/ GARY M. KAPRAL Gary M. Kapral	Chief Financial Officer	May 20, 2004

/s/ PATRICK M. HANLIN Patrick M. Hanlin	Chairman of the Board and Director	May 20, 2004

/s/ STEVEN M. WRIGHT Steven M. Wright	Director	May 20, 2004

/s/ MICHAEL W. STANSELL Michael W. Stansell	Director	May 20, 2004

/s/ ROBERT J. JESENIK Robert J. Jesenik	Director	May 20, 2004