Form 10QSB
period 2004-04-03
MICROFIELD GROUP INC
filed 2004-06-25
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 3, 2004

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

Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock as of April 3, 2003 was 16,772,570 shares. (This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability).

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

MICROFIELD GROUP, INC.

FORM 10-QSB

Item 1. Financial Statements

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	April 3,	January 3,
	2004	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$117,012	$130,533
Accounts receivable, net of allowances of $125,372 and $117,650	5,958,440	5,432,046
Accounts receivable – related parties	520,783	385,122
Inventory, net of allowances	451,373	429,529
Costs in excess of billings	1,172,224	1,517,226
Other current assets	204,870	125,243

Total current assets	8,424,702	8,019,699
Property and equipment, net	1,547,936	1,818,415
Intangible assets, net	1,852,195	1,879,832
Goodwill	2,285,589	2,299,084
Other assets	24,480	24,480

	$14,134,902	$14,041,510

Current liabilities:
Cash overdraft	$150,643	$217,781
Accounts payable	4,144,424	3,895,873
Accounts payable – related parties	951,855	424,905
Accrued payroll taxes and benefits	1,600,439	1,274,423
Bank line of credit	4,036,227	4,331,098
Current portion of notes payable	139,545	69,773
Current portion of notes payable – related parties	1,019,306	898,224
Billings in excess of costs	432,137	354,544
Other current liabilities	273,283	175,395

Total current liabilities	12,747,859	11,642,016

Long-term liabilities:
Long term notes payable	60,632	129,211
Long term notes payable – related parties	981,243	2,043,923
Derivative liability – notes	48,523	35,599
Liability for warrant settlement	1,135,061	182,862

Total long-term liabilities	2,225,459	2,391,595

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Convertible Series 2 preferred stock, no par value, redeemable, 10,000,000 shares authorized, 6,940,484 shares issued and outstanding (see Note 8).	2,815,101	2,815,101
Convertible Series 3 preferred stock, no par value, redeemable, 10,000,000 shares authorized, 3,641 and 0 shares and outstanding, respectively (See Note 8)	546,121	—
Common stock, no par value, 25,000,000 shares authorized, and 16,772,570 shares issued and outstanding, respectively	18,502,354	18,502,354
Beneficial conversion feature (convertible Series 3 preferred stock)	983,017	—
Common stock warrants	468,000	468,000
Accumulated deficit	(24,153,009)	(21,777,556)

Total shareholders’ equity (deficit)	(838,416)	7,899

	$14,134,902	$14,041,510

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2004	2003
Sales	$9,190,520	$—
Cost of goods sold	7,378,550	—

Gross profit	1,811,970	—
Operating expenses
Sales, general and administrative	3,012,572	143,153

Loss from operations	(1,200,602)	(143,153)
Other income (expense)
Interest expense	(966,732)	(1,160)
Derivative expense	(264,492)	—
Other income, net	18,101	124

Loss before provision for income taxes	(2,413,725)	(144,189)
Provision for income taxes	—	—

Loss from continuing operations	(2,413,725)	(144,189)
Discontinued operations:
Loss on discontinued operations-IST	—	(144,270)
Gain on discontinued SoftBoard operations	38,272	22,625

Net loss	$(2,375,453)	$(265,834)

Basic and diluted net loss per share from continuing operations	$(0.14)	$(0.02)

Basic and diluted net loss per share from discontinued operations	$0.00	$(0.01)

Basic and diluted net loss per share	$(0.14)	$(0.03)

Weighted average shares used in per share calculations:
Basic and diluted	16,772,570	7,931,900

The accompanying notes are an integral part of these consolidated financial statements.

Microfield Group, Inc.

Statement of Changes in Shareholders’ Equity (Deficit)
Three Months Ended April 3, 2004
(Unaudited)

	Convertible Series 2 Preferred		Convertible Series 3 Preferred
	Stock		Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 3, 2004	6,940,484	$2,815,101	—	$—	16,772,570	$18,502,354

Convertible Series 3 preferred shares issued for retirement of related party debt			3,640.803	546,121
Net loss

Balance April 3, 2003	6,940,484	$2,815,101	3,640.803	$546,121	16,772,570	$18,502,354

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Beneficial Conversion Feature (Series 3 Preferred)	Common Stock Warrants		Accumulated	Total Shareholders’
	Amount	Warrants	Amount	Deficit	Equity(Deficit)
Balance, January 3, 2004	$—	2,066,000	$468,000	$(21,777,556)	$7,899

Convertible Series 3 preferred shares issued for retirement of related party debt	983,017				1,529,138
Net loss				(2,375,453)	(2,375,453)

Balance April 3, 2003	$983,017	2,066,000	$468,000	$(24,153,009)	(838,416)

Each share of Series 3 preferred stock is convertible into one thousand shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Cash Flows From Operating Activities:
Net loss	$(2,375,453)	$(265,834)
Add (deduct):
Loss on discontinued operations – IST	—	144,270
Gain on sale of discontinued operations – SoftBoard	(38,272)	(22,625)

Loss from continuing operations	(2,413,725)	(144,189)
Depreciation of equipment	172,525	18,949
Amortization of intangible assets	27,638	—
Amortization of debt discount	51,740	—
Noncash interest expense recorded on warrant issuance	546,603	—
Gain on disposal of fixed assets	(18,101)
Remeasurement of warrant liability	253,436	—
Remeasurement of derivative associated with Steelcase note	11,056	—
Changes in current assets and liabilities:
Accounts receivable	(526,394)	161,432
Accounts receivable-related party	(135,661)	—
Inventory	(21,844)	(3,119)
Other current assets	50,373	(1,452)
Costs in excess of billings	345,002	—
Accounts payable	181,413	(25,613)
Accounts payable-related party	737,169	—
Accrued payroll, taxes and benefits	326,016	—
Billings in excess of cost	77,593	—
Other current liabilities	97,888	20,273

Net cash provided (used) by continuing operations	(237,273)	26,281
Net cash used by discontinued operations – IST	—	(144,270)
Net cash provided by discontinued operations – SoftBoard	38,272	22,625

Net cash used by operating activities	(199,001)	(95,364)

Cash flows from investing activities
Purchases of fixed assets	(34,277)	(2,000)

Net cash used by investing activities	(34,277)	(2,000)

Cash flows from financing activities:
Borrowings on line of credit	9,085,153
Repayments on line of credit	(9,380,024)
Repayments on notes payable – related party	(85,372)	(3,000)
Borrowings on note payable – related party	600,000	40,000

Net cash provided by financing activities	219,757	37,000

Net decrease in cash and cash equivalents	(13,521)	(60,364)
Cash and cash equivalents, beginning of period	130,533	90,981

Cash and cash equivalents, end of period	$117,012	$30,617

Supplemental schedule of non-cash financing and investing activities:
Repurchase of common stock with issuance of note payable – Steelcase	$—	$209,318
Conversion of notes payable-related party to preferred stock	$1,188,919	$—
Series 3 preferred stock issued for future related party operating lease obligations	$130,000	$—
Conversion of account payable-related party to preferred stock	$210,219	$—
Beneficial conversion feature of Series 3 preferred stock	$983,017	$—
Valuation of warrants issued with related party debt	$155,221	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

Microfield Group, Inc. (Company) specializes in the installation of electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a viable, profitable electrical services and technology infrastructure business.

The Company acquired privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS) in September 2003, and Innovative Safety Technologies, LLC (IST) in September 2002. In December, 2003 the operations of Velagio and IST were discontinued. The previous operations of CTS were continued under the name Christenson Velagio, Inc. (CVI). The newly formed organization conducts business in the electrical services and technology infrastructure sectors.

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984. The Company’s headquarters are located in Portland, Oregon.

2. Summary of Significant Accounting Policies

     Basis of Presentation

The Company’s accompanying unaudited consolidated financial statements for the three months ended April 3, 2004 and March 29, 2003 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 3, 2004 is derived from the Company’s Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2004. In the opinion of Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months ended April 3, 2004 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending January 1, 2005. The Company’s last fiscal year was the 53-week period ended January 3, 2004. The Company’s first fiscal quarters in fiscal 2004 and 2003 were the 13-week periods ended April 3, 2004 and March 29, 2003, respectively.

     Revenue and Cost Recognition

Significant portions of the Company’s revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. As of April 3, 2004, accounts receivable included $239,000 of retainage, none of which is over one year old. Revenue from discontinued operations was recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.

     Computation of Net Loss Per Share

Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. Diluted loss per common share for the three months ended April 3, 2004 and March 29, 2003 is based only on the weighted-average number of common shares outstanding during the period, as the inclusion of 13,660,822 and 2,347,188 common share equivalents would have been anti-dilutive.

	Three Months Ended	Three Months Ended
	April 3, 2004	March 29, 2003
Loss from continuing operations	$(2,413,725)	$(144,189)
Gain (loss) from discontinued operations	38,272	(121,645)

Net loss	$(2,375,453)	$(265,834)

Basic and diluted net loss per share from continuing operations	$(0.14)	$(0.02)

Basic and diluted net loss per share from discontinued operations	$0.00	$(0.01)

Basic and diluted net loss per share	$(0.14)	$(0.03)

Weighted average shares used in per share calculations:
Basic and diluted	16,772,570	7,931,900

     Pension Plan Contributions

The Company contributes to several Multi-Employer Pension Benefit Plans on behalf of its employees covered by a collective bargaining agreement. During the first quarter of 2004, the Company contributed $455,000 to these plans, which was expensed as incurred. The Company estimates this expense for the remainder of the year will be approximately $1,350,000.

     Stock Options

The Company accounts for its employee and director stock options in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Pro forma disclosures as required under SFAS 123, “Accounting for Stock-Based Compensation” and as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” are presented below. Under this method, no stock based compensation expense has been recognized for stock options issued to employees because the exercise prices of options issued were equal to or greater than the fair value of the underlying shares at the date of grant .

Had compensation cost for the Company’s plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would have been $44,300 for the three months ended April 3, 2004 and $0 for the three months ended March 29, 2003. Such amounts would be amortized over the vesting period of the options. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been $11,214 and $5,384 for the three months ended April 3, 2004 and March 29, 2003, respectively.

Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the years ended three months ended April 3, 2004 and March 29, 2003, would have been changed to the pro forma amounts indicated below:

		April 3,	March 29,
		2004	2003
Net loss	As reported	$(2,375,453)	$(265,834)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(11,214)	(5,384)

	Pro forma	$(2,386,667)	$(271,218)

Basic and diluted net loss per share	As reported	$(0.14)	$(0.03)
	Pro forma	$(0.14)	$(0.03)

The effects of applying SFAS 123 for providing pro forma disclosures for the periods shown are not likely to be representative of the effects on reported net loss and net loss per share for future quarters, because options vest over several years and additional awards generally are made each year.

     Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, income taxes, contingencies and litigation. These estimates are based on historical experience and assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Recent Accounting Pronouncements

FIN 46. In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and subsequently revised in December 2003 by FIN 46-R. This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fin 46-R requires the application of this statement in financial statements for periods ended after March 15, 2004. The Company has no relationships with other entities for which it is the primary beneficiary. Accordingly, the Company’s adoption of FIN 46 and FIN 46-R did not have a material effect on the Company’s financial position, results of operations or cash flows.

EITF 03-6. In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. We are currently analyzing the impact of adoption of EITF 03-6 on our consolidated financial statements.

3. Liquidity Matters

The Company has raised approximately $1,300,000 in cash through issuances of new common and preferred shares in the twelve months ending with the current quarter, and raised an additional $1,750,000 from the sale of Series 4 preferred shares in April and May of 2004. Debt to related parties, in the amount of approximately $3,700,000 has been converted to equity during the past twelve months. Management has been focused on cutting certain expenses, both to improve gross margins and to reduce the monthly overhead costs. The Company and its subsidiaries have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities, and have negative working capital of $4,323,000 as of April 3, 2004. While it is anticipated that the losses from continuing operations will decline as a result of cost reduction efforts, debt conversions and fundraising events, recurring losses and liquidity issues raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company may have to seek additional investment capital or debt facilities. Investment capital or debt facilities may be difficult to obtain due, among other issues, to the Company’s inability to meet certain SEC reporting requirements relative to historical financial statements of CTS and from the unresolved lawsuit pending against the Company. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is focusing on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn losses to profitability and cash flows positive.

4. Inventory

Inventory is stated at the lower of first-in, first-out, cost or market value, and consists of the following:

	April 3,	January 3,
	2004	2004
Raw materials	$77,824	$73,455
Finished goods	531,203	513,727

	609,027	587,182
Less allowance for obsolete inventory	(157,654)	(157,653)

	$451,373	$429,529

5. Property and Equipment

Property and equipment consist of the following:

	April 3,	January 3,
	2004	2004
Equipment	$410,303	$376,027
Vehicles	1,812,332	1,993,233
Leasehold Improvements	76,717	76,716

	2,299,352	2,445,976
Less accumulated depreciation and amortization	(751,416)	(627,561)

	$1,547,936	$1,818,415

6. Construction Contracts in Progress

Revenues and costs recognized on construction contracts in progress compare to the related billings as follows. The Company did not have construction contracts in the three months ended March 29, 2003.

April 3,
2004
Direct costs to date	$7,378,550
Gross profit to date	1,811,970

Earned contract revenue	9,190,520
Net under billings at January 3, 2004	1,162,682
Contract billings to date	(9,613,115)

Net under billings	$740,087

Included in the accompanying consolidated balance sheets under the following captions are:

	April 3,	January 3,
	2004	2004
Costs and estimated earnings in excess of billings	$1,172,224	$1,517,226
Billings in excess of costs and estimated earnings	(432,137)	(354,544)

Net under billings	$740,087	$1,162,682

7. Intangible Assets and Goodwill

The Company amortizes its intangible assets on a straight-line basis. The Company’s acquisition of CTS resulted in the valuation of CTS’ Christenson name and customer lists as intangible assets. The Company’s trade name is considered to have an undeterminable life, and as such is not amortized. The customer lists were determined to have a six-year life. At March 29, 2003 the Company had $295,334, net in intangible assets associated with the operations of IST. At the end of the quarter ended September 27, 2003, the intangible value of the IOS product line within IST was written off. Due to management’s decision to discontinue the operations of Velagio and IST at January 3, 2004, it was determined by the Company that the intangibles of Velagio and IST were impaired, and it was appropriate to write off the remaining net intangible value assigned to assets in those entities.

Intangible assets consist of the following:

	April 3,	January 3,
	2004	2004
Christenson trade name	$1,248,771	$1,248,771
Christenson customer lists	663,305	663,305

	1,912,076	1,912,076
Less accumulated depreciation and amortization	(59,881)	(32,244)

	$1,852,195	$1,879,832

Based on the Company’s current intangible assets, amortization expense for the remainder of 2004 and the four succeeding years will be as follows:

Amortization
Fiscal year	expense
2004	$82,913
2005	110,551
2006	110,551
2007	110,551
2008	110,551

The Company does not amortize goodwill. However, goodwill is subject to periodic (at least annually) testing for impairment. As a result of the acquisitions of CTS and Velagio in 2003 and the acquisition of IST in 2002, the Company recorded goodwill of $3,792,472 and $250,490 in fiscal years 2003 and 2002, respectively. Due to management’s decision to discontinue the operations of Velagio and IST at January 3, 2004, it was determined by the Company that the goodwill of Velagio and IST were impaired, and it was appropriate to write off the goodwill in those entities. The changes in the carrying amount of goodwill for the three months ended April 3, 2004 and the year ended January 3, 2004 are recorded below.

	April 3,	January 3,
	2004	2004
Beginning goodwill balance	$2,299,084	$250,490
Goodwill recorded upon acquisition of Velagio	—	1,295,366
Goodwill recorded upon acquisition of CTS	—	2,497,106
Adjustments to goodwill	(13,495)	(198,022)
Goodwill write off due to impairment	—	(1,545,856)

Ending goodwill balance	$2,285,589	$2,299,084

Adjustments of $13,495 and $198,022 were made to goodwill for the three months ended April 3, 2004 and the three months ended January 3, 2004, respectively, to properly reflect the purchase price of the assets of CTS upon its acquisition in September of 2003.

8. Preferred Stock Issuances

Series 3 Preferred Stock

On April 3, 2004 the Company issued 3,640.803 shares of Series 3 preferred stock in exchange for conversion of outstanding debt at $420 per share. The terms of the Series 3 preferred stock are as follows.

Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of April 3, 2004 there were no dividends in arrears.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, except in certain circumstances, the holders of each share of Series 3 preferred stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, before any declaration and payment or setting apart for payment of any amount shall be made in respect of Junior Stock, an amount equal to the Issue Price and all accrued but unpaid dividends.

Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature for the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature will be amortized over the conversion period of three years.

Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.

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

The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company’s common stock for several days before the acquisition of Velagio. The fair value of employee stock options issued in conjunction with this acquisition has been included in the determination of the purchase price. The fair value of such options was determined using the Black-Scholes model. The Company used the following assumptions in calculating the value of these options: Risk free rate – 1.94%; Volatility index – 118%; Dividend yield: 0%. The components of the purchase price were as follows:

Common stock	$1,090,217
Option issuance value	112,655
Direct acquisition costs	59,984

Total purchase price	$1,262,856

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

Goodwill of $1,295,366 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At January 3, 2004, it was the Company’s view that the goodwill generated in this transaction was impaired. The Company decided to write off this goodwill due to the fact that separations of nearly all of the former Velagio employees have left few intangible assets from the acquisition and no further identifiable Velagio product or market. Microfield management is further concentrating on improving the electrical businesses with no intention of re-establishing the enterprise software development business.

Proformas

The following unaudited proforma information presents a summary of the consolidated results of operations of the Company assuming the acquisitions of CTS and Velagio occurred on the first day of fiscal 2003. In the course of trying to complete the audit of GAAP compliant financial statements related to its Form 8-K/A filing, the Company’s registered independent public accounting firm and management noted certain material internal control weaknesses within the operations of CTS in the areas of: revenue recognition; cash disbursements; inventory accounting; and document control. The Company’s management concluded that fully compliant GAAP financial statements of CTS for FY 2002 and FY 2001 could not be prepared. In addition, the Company’s registered independent public accounting firm concluded that they could not complete an audit nor render an audit opinion on the FY 2002 and FY 2001 historical financial statements of CTS. Given the significance of CTS, and for the purpose of informing shareholders and prospective investors, the Company has prepared the following summary proforma with the best information available, which management believes fairly represents the unaudited proforma results of operations of the combined Company for the periods presented. Sales of IST and Velagio products and services are not included in the sales total for the three months ended March 29, 2003, as they are reported in discontinued operations. The following information is unaudited.

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(unaudited)
Sales	$9,191,520	$16,580,130

Net loss	$(2,375,453)	$(1,302,282)

Basic and diluted net loss per share	$(0.14)	$(0.08)

During 2003, the Company’s management decided to discontinue the operations of IST and Velagio, and concentrate on the operations of the newly merged subsidiary CVI.

10. Discontinued Operations

Velagio and IST

During 2003, it became clear that management needed to focus on the electrical construction services and technology infrastructure products and services business acquired via CTS. Management determined that the previous operations of Velagio and IST should be discontinued. As a result of expense cuts made after the acquisitions, all of the previous employees of Velagio and IST were either refocused in areas within the Company that supported the electrical and technology side of the business, or separated from the Company.

Discontinued operations accounting treatment has been applied to the IST operations that were a part of the Company’s consolidated operations during the three months ended March 29, 2003. The revenues, operating expenses and other income and losses of IST are reported as “loss from discontinued operations” for that period to reflect the reclassification of these operations as discontinued. Also, cash flows from the IST operations are reported as “net cash provided by (used in) discontinued operations” whether associated with operating, investing or financing activities. The operations of Velagio are not included in the three months ended March 29, 2003 as it was not acquired by the Company until September of 2003.

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

A total of $38,272 in contingent earn-out payments were received by the Company during the three months ended April 3, 2004. The Company received $22,625 during the three months ended March 29, 2003. These amounts were recorded as gain on the sale of discontinued operations in the consolidated statements of operations.

11. Repurchase of Common Stock

On February 28, 2003, the Company entered into a Stock Purchase and Pledge Agreement (the “Agreement”) with Steelcase, Inc. (“Steelcase”) to repurchase 951,445 of the Company’s common shares held by Steelcase. Pursuant to the terms of the Agreement, the Company repurchased these shares for a base amount of approximately $209,318, or $0.22 per share, subject to adjustment. The Company issued a three year Promissory Note (the “Note”) for payment of this amount. Payments of principal under the Note will be made in three equal annual installments of approximately $69,773, on the first, second and third anniversaries of the date of the Note. The Note carries an interest rate of 12%, payable quarterly, starting on June 1, 2003 until the principal amount of the Note is paid in full. At April 3, 2004 the Company had not paid its first annual installment of $69,773, and had not paid accrued interest that was due on December 1, 2003 and March 1, 2004. Accrued interest owed on the note as of April 3, 2004 was $14,652. In April and May of 2004, the Company paid all back amounts due under this obligation, and is current as of the date of this filing.

If the Note and accrued interest is paid according to the terms of the Note, on the third anniversary date of the Note the parties shall calculate a new purchase price based on the average market closing price of the Company’s common stock for the 180 days prior to the third anniversary date. If the average market closing price per common share over this 180 day period is less than $0.22 per common share, then the purchase price payable under the Agreement will remain at $209,318 or $0.22 per common share. If the average market closing price per share over this 180 day period is greater than $0.22 per common share, then the purchase price payable under the Agreement will be increased by an amount equal to the excess of this 180 day average market closing price per common share over $0.22 per common share, times 951,445 shares. However, under this purchase price adjustment, the maximum purchase price paid will not exceed approximately $333,006, or $0.35 per common share. This feature is considered to be an embedded derivative option under the provisions of Financial Accounting Standards No. 133. Under these provisions a derivative liability was established at inception in the amount of $14,310 using the Black-Scholes valuation model. This derivative liability will be amortized over the life of the note, and will accrete to the balance of the note. Changes based on fluctuations in the Company’s stock price are reflected in the other expense section of the Statement of Operations. From the date of inception of this note to the end of the fiscal quarter, April 3, 2004 this liability increased by $34,213, and the Company has recorded total incremental expense of $39,380 for both the monthly note accretion and to reflect an increase in the derivative liability based on changes in the price of the stock since inception of the note. The value of this liability as of April 3, 2004 was $48,523, and is reflected as a long term liability on the Consolidated Balance Sheet.

For purposes of all purchase price adjustments under the Agreement, the number of common shares and per share amounts are subject to adjustments to give effect to stock splits, dividends, reorganizations and recapitalizations and other similar transactions occurring after the date of the Agreement.

12. Segment Information

During the three months ended April 3, 2004, the Company’s operations comprised electrical construction services and information technology in the areas of voice, data, video and life safety.

The Company is managed as one specific line of business including construction and electrical services. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. The Company’s management relies on the internal management system to provide sales, cost and asset information for the business as a whole.

All of the Company’s assets as of April 3, 2004, and March 29, 2003, were attributable to U.S. operations. For the three months ended April 3, 2004, one customer accounted for 14% of the Company’s net sales. For the three months ended March 29, 2003, three customers accounted for 38%, 14% and 11% of the Company’s $56,000 in net sales. These sales amounts for the three months ended March 29, 2003 were derived from sales of IST products, and are included in discontinued operations in the consolidated statement of operations.

13. Shareholders’ Equity

Incentive Stock Option Plan

The Company has a Stock Option Plan (the “Plan”). At April 3, 2004 and March 29, 2003, 568,890 and 261,188 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over four years.

A total of 100,000 options to purchase shares of the Company’s common stock were granted to an employee of the Company during the three months ended April 3, 2004. There were no options granted during the three months ended March 29, 2003. The 100,000 options issued during the three months ended April 3, 2004 are forfeited if not exercised within five years, and vest ratably over forty-eight months starting with the month of grant. The weighted average per share value of these options was $0.48.

The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal quarters in 2004 and 2003 using the Black-Scholes pricing model as prescribed by SFAS No. 123 (see note 2). The following assumptions were used to calculate the value of options granted during the first quarter of

2004:

Risk-free interest rate	3.10%
Expected dividend yield	—
Expected life	5 years
Expected volatility	155%

Common Stock Warrants

In connection with debt financing entered into during fiscal year 2000, the Company issued 2,066,000 detachable warrants to purchase common stock. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and JMW Capital Partners, Inc. The fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and JMW Capital Partners, Inc was determined to be $468,000. In accordance with FIN 44, the difference between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment.

In connection with the April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At April 3, 2004, the fair value was determined to be $59,995 and the increase from the initial amount was recorded in earnings.

Preferred Stock Warrants

In connection with the September 2003 preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At April 3, 2004, the fair value was determined to be $169,667 and the increase from the initial amount was recorded in earnings.

Warrants from Debt Issuance

In connection with the January 22, 2004 debt issuance (see Note 15), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding. The Company repaid this debt in April 2004, and accordingly is obligated to issue 1,401,548 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.42 per share, subject to changes specified in the debt agreement, and will expire in 2008. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At April 3, 2004, the fair value was determined to be $905,399 and the increase from the initial amount was recorded as derivative expense in the consolidated statement of operations.

14. Debt

Operating Line of Credit

As of April 3, 2004, the Company has a $5,000,000 credit facility, which expires in August 2004. This facility is renewed annually, and the Company anticipates renewing this facility through August 2005. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6 1/2% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had no available borrowing capacity at April 3, 2004. As of April 3, 2004, borrowings of $4,036,227 were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at quarter end.

Long Term Debt

The Company had three notes payable outstanding at April 3, 2004. The total amount of the notes and their terms are summarized below.

	April 3,	January 3,
	2004	2004
Destination Capital, LLC, promissory note and borrowing facility, advances under the facility of 15% of the Company’s eligible receivables, collateralized by accounts receivable, interest at prime plus 14%, due July 22, 2004, reduced by debt discount for warrant issuance of $103,481. This note was paid in full on April 20, 2004.	$496,519	$—
Steven M. Wright unsecured promissory note, interest at 10%, due September 1, 2003. This note and accrued interest of $4,480 was converted to 117.81 shares of Series 3 preferred stock on April 2, 2004. (See notes 15 and 18)	—	45,000
R. Patrick Hanlin, unsecured advance paid to a creditor of the Company on November 5, 2003. No terms were negotiated. This debt was converted to 38.095 shares of Series 3 preferred stock on April 2, 2004. (See notes 15 and 18)	—	16,000
Christenson Leasing Company, LLC (CLLLC) subordinated promissory note, six monthly interest only payments beginning November 15, 2003, payments of $18,355 including interest at 12% beginning June 15, 2004, amortized over five years, due and payable in full on October 15, 2005. This debt and accrued interest was converted to 2,088.924 shares of Series 3 preferred stock on April 2, 2004. (See notes 15 and 18)	—	825,000

	April 3,	January 3,
	2004	2004
Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises ($23,217), Christenson Leasing Company, LLC ($23,217), JW Assurance and Holding Limited ($33,168), interest only payments due January 17, 2004, sixteen quarterly payments totaling $6,337 beginning April 15, 2004 including interest at 12% until paid in full. This debt and accrued interest was converted to 216.571 shares of Series 3 preferred stock on April 2, 2004. (See notes 15 and 18)	—	79,602
Steelcase, Inc. promissory note, quarterly interest only payments of $6,280 beginning June 1, 2003. Annual principal payments of $69,773, first payment due and payable February 28, 2004, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $9,140). (See note 11)	200,177	198,984
Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises, Christenson Leasing Company LLC, JW Assurance and Holding Limited, JMW Capital Partners, Inc., interest only payment due January 17, 2004, sixteen quarterly payments of $4,036 beginning April 15, 2004 including interest at 12% until paid in full. This debt and accrued interest was converted to 137.630 shares of Series 3 preferred stock on April 2, 2004. (See notes 15 and 18)	—	50,700
Christenson Leasing Company, LLC capital equipment lease, thirty six monthly payments of approximately $70,000 including interest at 32.16% beginning September 1, 2003, amortized over three years, due and payable in full on August 1, 2006. (See note 15)	1,504,030	1,925,845

Total debt	2,200,726	3,141,131
Less current portion	(1,158,851)	(967,997)

Long term debt	$1,041,875	$2,173,134

15. Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at April 3, 2004 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment
Destination Capital LLC(a)	Note Payable	July 22, 2004	496,519	—
CEAC(a)	Bond guarantee fees	open	—	1,200
CEI(a)	Equipment lease	12/1/07	—	40,000
CLLLC(a)	Vehicle lease	8/1/06	1,504,030	(b)70,000
CEI(a)	Real property leases	10/31/08	—	58,748
John B. Conroy	Note receivable	9/16/05	78,750	—

(a) Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities.

(b) This lease payment is an approximation, and may fluctuate based on several factors involving the vehicles being leased.

Terms and conditions of each of the notes and agreements are listed below.

Notes Payable

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director of the Company, holds a significant interest. Under the terms of the agreement between the Company and Destination, the Company paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. The Company initially was obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. This amount has been recorded as a debt discount and will be amortized over the term of the debt. As the debt was outstanding for an additional three months, and in accordance with the term of the note agreement, the Company is further obligated to issue additional warrants to purchase 1,051,161 shares of the Company’s common stock. These warrants have also been valued using the Black Scholes pricing model. The fair value of these warrants in the amount of $546,603 has been recorded as interest expense in the consolidated statement of operations. The Company does not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants is classified as warrant liability on the consolidated balance sheet at April 3, 2004. As long as the Company’s authorized shares are not sufficient to effect the exercise of these warrants, the fair value of these warrants will be re-measured at every reporting date with the change in fair value being recorded as other income or expense in the consolidated statements of operations. The Company recorded other expense in the amount of $203,575 at April 3, 2004, to reflect the increase in the fair value of these warrants since their effective issuance. The Note was repaid in full during April 2004.

On March 19, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $40,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carried no interest rate and was due and payable on or before April 25, 2003. On April 1, 2003, the note was converted to common stock in the Company as a part of a private placement.

On July 2, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $25,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carried an interest rate of 10% and was due and payable on September 1, 2003. This note was repaid in cash in October 2003.

On June 10, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $50,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carries an interest rate of 10% and was due and payable on September 1, 2003. As of January 3, 2004, $5,000 of this note had been repaid with the remaining balance still outstanding. The remaining note balance and accrued interest of $4,480 was converted to 117.81 shares of Series 3 preferred stock on April 2, 2004.

On September 16, 2003, as part of the purchase price for the acquisition of CTS, the Company assumed various long-term notes payable to several entities in which Robert J. Jesenik, a Director of the Company and significant Shareholder, has significant ownership interests. A portion of these debts were converted to equity as a part of the Company’s Series 2 preferred stock private placement in 2003. The remaining amounts due plus accrued interest were converted to equity on April 2, 2004 as listed below.

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

On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company and was contributed to CTS on several dates as working capital infusions to support operating activities. Under this note, six interest only payments are due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 are due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrues at 12% per annum beginning on September 15, 2003. This note and accrued interest was converted to 2,088.924 shares of Series 3 preferred on April 2, 2004.

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $6,337 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $79,602 was outstanding under these notes. These notes were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004.

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $4,036 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes and accrued interest were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004.

As of April 2, 2004, approximately $258,000 of interest was payable to entities in which Mr. Jesenik has a significant interest under the notes and agreements listed above. On April 2, 2004, approximately $118,000 of this interest was converted to Series 3 preferred stock.

Bond Guarantee Fees

A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has an agreement with CEAC, Inc. (CEAC) under which at quarter end paid CEAC $1,200 per month for CEAC’s guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At April 3, 2004, the Company was past due on payments totaling $93,000. The Company reached agreement on a payment plan to the lessor, under which $10,000 of the monthly lease obligation will be paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, is for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due is scheduled to be paid entirely in cash. Additionally, the Company has been reducing the arrearage by approximately $20,000 per month.

Master Vehicle Lease Agreement

On September 1, 2003 CTS entered into a master vehicle lease agreement with CLLLC for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. Under the terms of the lease, CTS pays CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contains a renewal provision under which it has the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment will remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. This lease is accounted for as a capital lease. On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date. At April 3, 2004, the Company was past due on payments totaling $254,481. The Company reached agreement on a payment plan with the lessor under which the monthly payments were reduced to approximately $55,000 per month, with $15,250 of the monthly lease obligation being paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, is for the twelve monthly payments in 2004. Beginning with the payment in January 2005, the total monthly amount due is scheduled to be paid entirely in cash. According to the terms of the agreement the monthly payment is subject to changes based on factors such as vehicle disposals. Additionally, the Company has been reducing the arrearage by approximately $20,000 per month.

Real Property Sub Leases

On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon. After January 14, 2004, the Swan Island facility lease obligation converted to a month-to-month lease. The monthly sublease payments totaled $58,748 through December 31, 2003. Of that amount, $798 is due on a month-to-month basis. The remaining $57,950 is due on leases with maturity dates between December 31, 2003 and October 31, 2008. Beginning in February 2004, the Company’s monthly lease obligation was $55,168, with $7,922 of that on a month-to-month basis. The annual rent obligations from April 3, 2004, for each property are listed in the table below.

Location	Maturity	2004	2005	2006	2007	2008
Thurman Building	10/31/08	$348,696	$464,928	$464,928	$464,928	$387,440
Swan Island	01/14/04*	—
Eugene	09/30/05	63,036	63,036
Crown Plaza Office	7/31/07	13,482	17,976	17,976	10,486
Pope Storage	*
Montgomery Park Storage	*

Total		$425,214	$545,940	$482,904	$475,414	$387,440

*	Month-to-Month

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

Note receivable

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

16. Commitments and Contingencies

Manufacturing and Purchase Commitments

The Company purchases inventory on an as needed basis. There are no purchase commitments for products that CVI uses in the performance of its services.

The Company is party to a number of lease agreements, many of which are included in Note 15 above.

17. Shareholder Lawsuit

In March, 2004, Kurt Underwood (former President/CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, JMW Capital Partners, Inc., Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleges that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into Velagio, Inc. In addition, the lawsuit alleges that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit seeks damages of approximately $1.4 million. The Company intends to vigorously defend the lawsuit, however at the date of this filing, the outcome of this matter is uncertain. The financial statements do not reflect any adjustments relative to this uncertainty, but since the legal expenses to vigorously defend this suit are probable, a legal accrual in the amount of $395,000 was estimated with counsel, accrued as a liability and charged to earnings in the period ended April 3, 2004.

On May 27, 2004, the Company, certain executives, board members and related companies filed two separate answers, affirmative defenses, and counterclaims against Mr. Underwood in Multnomah County Circuit Court alleging violations of Oregon Securities law and Oregon common law in connection with the above named transactions. In addition, the countersuit claims that Mr. Underwood was terminated by the Company for good cause. The lawsuit seeks damages of not less than $2.5 million and return of the 3.4 million shares of Microfield stock held by Mr. Underwood in exchange for the return of the shares of Velagio stock held by the Company.

18. Debt Conversion

On April 2, 2004, the Company entered into an agreement with several of its related party creditors to convert approximately $1,529,000 of debt into 3,640.803 shares of Series 3 preferred stock of the Corporation. The Series 3 Preferred Stock had an issue price of $420 per share, and each Series 3 Preferred Share is convertible into 1,000 shares of common stock of the Company after March 31, 2005 at the election of the shareholder. The Series 3 preferred stock will automatically convert to common stock on the third anniversary of the stock issuance date. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.

19. Subsequent Events

In April and May 2004, the Company raised $1,750,000 from investors, some of which include certain related parties, who purchased Series 4 preferred stock. The Company issued 4,605 shares of Series 4 preferred stock to these investors. The Series 4 preferred stock had an issue price of $380 per share, and each share of Series 4 preferred stock is convertible into 1,000 shares of common stock of the Company after March 31, 2005 at the election of the shareholder at $.38 per share. The Series 4 preferred stock will automatically convert to common stock on the third anniversary of the stock issuance date. Proceeds from this capital were used to pay off the $600,000 borrowing from Destination as well as to provide for working capital needs.

The Series 4 preferred shares have the right to receive a 6.5% dividend, payable out of legally available funds, and receive a liquidation preference upon dissolution of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Microfield Group, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended January 3, 2004.

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

In September 2003, the Company acquired privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS). In December, 2003 the service and technology teams of Velagio and CTS were consolidated into one subsidiary under the name Christenson Velagio, Inc. (CVI) in order to take full advantage of inherent synergies within the subsidiaries, as well as capture competitive advantage. The newly formed organization conducts business in the electrical services and technology infrastructure sectors. CVI has the ability to deliver the following products and services:

•	Computer Telephony Integration

•	Digital Video CCTV Systems and Infrastructure

•	Telecommunications Systems and Infrastructure

•	Enterprise Security Systems

•	Wireless Networking Solutions

•	Fire Alarm / Life Safety Systems Design and Installation

•	Information Technology Network Design & Engineering

•	Voice/Data Systems and Infrastructure

•	Electrical Design & Engineering

•	Electrical Construction Services

•	Lighting Services

•	Electrical System Audits

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

During 2003, the Company made the decision to discontinue the operations of Velagio and previously acquired Innovative Safety Technologies, Inc. (IST). This decision was made based on the declining sales in these two entities, and the fact that many of the employees whose focus was in sales of these products and services were no longer with the Company. The remaining assets and liabilities were merged into CVI in December in conjunction with the combination of Velagio, IST and CTS. As of April 3, 2004, Microfield Group, Inc. has one wholly-owned subsidiary, Christenson Velagio, Inc.

The Company’s current acquisition strategy is to evaluate potential merger opportunities as they develop.

Management’s Focus in Evaluating Financial Condition and Operating Performance.

Management meets regularly along two main organizations to review the business. These organizations include Operations, which consists of customer solicitation and project work performance, and Finance and Administration, which consists of the administration and support of the Company. Based on the kinds of information reviewed, meetings are held daily, weekly and monthly. Following is a list of the most critical information which management examines when evaluating the performance and condition of the Company.

     Revenue. Sales personnel and project managers are responsible for obtaining work to be performed by the Company. Revenue is booked daily based on the Company’s revenue recognition policy. These bookings are reviewed the following day by the Senior Vice President of Operations (SVP), the Chief Financial Officer (CFO) and several of their direct reports. Decisions about various aspects of the business are made, and actions are taken based on the prior day’s revenue, and whether or not it met daily and weekly revenue goals and expectations. Monthly customer revenue is also examined, in detail, as a part of a review of the Company’s financial statements for the prior month, by the Company’s executive team and its board of directors.

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

Business Goal Attainment.

The Company initiated a cost reduction effort in the fourth quarter of 2003 that continued into the first two quarters of 2004. The Company has been successful in improving monthly cash flow in its effort to reach profitability. This is being done through a combination of staff reductions, gross margin improvements, lease restructurings and general expense cutbacks. The Company anticipates that this combination of improvements, if accomplished to its expectations throughout 2004, is expected to result in net pre tax losses improving during the year toward monthly cash breakeven during the year’s second half.

When entering into the acquisitions of CTS and Velagio, the Company’s goal was to realize certain synergies within the resulting organization, save costs from eliminating duplicate processes, and come out of the combination as a breakeven or slightly profitable company. Due to management turnover in the months following the acquisition, broader than anticipated process issues, lower than anticipated sales achievements and professional costs associated with the acquisition that were higher than anticipated, the Company has not yet met its interim post-acquisition profitability goals. Management is continuing to improve internal processes, cut costs and maximize revenue opportunities to achieve these goals.

Trends.

CVI’s business is closely tied to the economy. In a down economy, the Company’s work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries aren’t expanding, CVI’s service projects are more focused toward changes, adds, moves, and fixes within this customer base. The Company does not see any significant movement in the economy either up or down at the current time, but is anticipating a modest increase in sequential quarterly revenues due to seasonal general economic trends. Based on this assessment, the Company continues to work toward positive cash flow and profitability through increased project efficiency, cost controls and revenue growth.

In the last three years the Company has seen a dramatic downturn in spending for technology infrastructure. This affected the technology side of CTS’s business prior to its acquisition by the Company. It is anticipated that as the economy improves, CVI will see increasing revenue from the sales of technology products and services.

Results of Operations

The financial information presented for the three months ended April 3, 2004, represents activity in Microfield Group, Inc. and its wholly-owned subsidiary, CVI . The financial information presented for the three months ended March 29, 2003, represents activity in Microfield only. The operations of IST for the three months ended March 29, 2003 are included in discontinued operations on the consolidated statement of operations.

Sales. Revenue for the three months ended April 3, 2004 was $9,191,000 compared to none for the three months ended March 29, 2003. There were sales to one customer that comprised 14% of the Company’s total sales for the three months ended April 3, 2004. Due to new sources of revenues from the newly acquired entity, and the disproportionate size of the revenues in the current quarter of 2004 compared to those for the same period in 2003, no meaningful comparison can be made between revenue of the two quarters presented in the accompanying consolidated statements of operations.

Cost of Sales. Cost of sales totaled $7,379,000 for the fiscal quarter ended April 3, 2004, compared to none for the same period in the prior year. All of the current fiscal quarter’s cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services in CVI.

Gross Profit. Gross profit for the three months ended April 3, 2004 was $1,812,000 (or 20%) compared to none for the same period in 2003. All of the gross profit amount for the current fiscal year is the result of sales of products and services of CVI. Due to new sources of gross profits from newly acquired CTS, and the disproportionate size of the gross profits in the first quarter of 2004 compared to those in the same period of 2003, no meaningful comparison can be made between gross profits of the two quarters presented in the accompanying consolidated statements of operations.

Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs. It is anticipated that as savings are realized from the implementation of cost reduction efforts and higher gross margin work projects are targeted, overall gross profit margins may increase.

Sales, General and Administrative Expenses(S, G & A). S, G & A expenses were $3,013,000 for the three months ended April 3, 2004, compared to $143,000 for the three months ended March 29, 2003. The increase is due to the acquisition of CTS in September 2003. S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. This acquisition brought 279 employees to the Company, compared to 6 people that were employed by the Company during the three months ended March 29, 2003. Payroll costs, which include salary, payroll taxes and fringe benefits, totaled $1,476,000 for the three months ended April 3, 2004.

The Company recorded an accrual of $395,000 in the three months ended April 3, 2004 for probable legal costs to vigorously defend the lawsuit filed against the Company by its former CEO. No expense was charged against earnings for a potential settlement since the outcome is uncertain.

Total rents for the three months ended April 3, 2004 were $183,000, which was primarily comprised of facilities rent. This is compared to $4,000 of rent incurred in the three months ended March 29, 2003. Outside services, professional fees, insurance, utilities and depreciation for the three months ended April 3, 2004 totaled $702,000, compared to $71,000 for the three months ended March 29, 2003.

Due to new sources of expenses from newly acquired CTS, and the disproportionate size of the S, G & A expenses in the first quarter of 2004 compared to those in the first quarter of 2003, no meaningful comparison can be made between expenses of the two periods presented in the accompanying consolidated statements of operations.

The level of S, G & A expenses for the 2004 fiscal quarters is expected to increase significantly compared to the level incurred in the 2003 quarters due to the future operations of CVI. The Company anticipates these expenses will approximate between 20% and 25% of sales in 2004.

Interest Expense. Interest expense was $967,000 for the three months ended April 3, 2004, compared to $1,100 for the three months ended March 29, 2003. The significant addition of interest expense was due primarily to the accounting treatment of the warrant obligation that arose in connection with the promissory note to Destination Capital, LLC. The Company recorded $598,000 in non-cash interest expense under the terms of the note. This expense is computed based on the Black Scholes value of the warrants that were to be issued under the terms of the note, after the initial warrant value was established on the date of the note.

Interest expense also increased as a result of the acquisition of CTS in September 2003, in which a significant amount of interest-bearing debt was assumed as a part of the transaction. This debt included an accounts receivable based lending facility and a vehicle capital lease.

The assumed debt also included $956,000 of related party, interest-bearing debt. On April 2, 2004, this $956,000 debt, an additional $61,000 in related party debt incurred outside of the acquired CVI subsidiary, accrued interest associated with this related party debt, and other related party payables were converted to approximately 3,641 shares of Series 3 preferred stock (see Note 20 of the Consensed Consolidated Financial Statements). Each share of Series 3 preferred stock is convertible into 1,000 shares of the Company’s common stock.

Derivative expense. The Company incurred $264,000 in non-cash derivative expense for the three months ended April 3, 2004 compared with none for the three months ended March 29, 2003. This expense is recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the Condensed Consolidated Balance Sheet. The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce derivative expense or derivative income as the Company’s stock price increases or decreases, respectively.

Gain / Loss From Discontinued Operations

After the acquisitions of Velagio and CTS, management discontinued the operations of both Velagio and IST due to a decline in sales and a decision to focus on the CTS business. Accordingly, the revenue, expenses and other income or losses for IST are condensed and reported as discontinued operations in the consolidated statement of operations. Certain information from those businesses is reported below.

Sales of IST products and services for the three months ended March 29, 2003 totaled $56,000. The cost of sales of IST products and services for that same period was $35,000. Gross profit of IST included in discontinued operations for the three months ended March 29, 2003 was $21,000.

S, G & A and other expense incurred in IST for the three months ended March 29, 2003 totaled $165,000. These costs were mainly comprised of payroll costs, outside services, and advertising and promotions.

Discontinued operations also contain a gain on the sale of the SoftBoard business. The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.”

Income Taxes. There was no provision for income taxes for the quarters ended April 3, 2004 and March 29, 2003 due to losses incurred by the Company in both quarters. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At April 3, 2004, the Company had negative working capital of approximately $4,323,000 and its primary source of liquidity consisted of cash and its operating line of credit.

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. The Company borrowed $600,000 under this facility. This debt was subsequently repaid in April 2004.

Accounts receivable increased to $5,958,000 at April 3, 2004 from $5,432,000 at January 3, 2004. The increase is due to the timing of sales at the end of the last fiscal year compared to the pattern of sales in the first quarter of 2004. Sales in the last weeks of fiscal year 2003 were negatively impacted by weather and the holidays, while of sales in the first quarter 2004 were increasing toward the end of the quarter. This resulted in a higher receivable balance at the end of the first quarter 2004 compared to receivables at the end of 2003. These receivables were produced by sales of electrical construction services and technology infrastructure products and services. These receivables are net of an allowance for doubtful accounts of $125,000 and $118,000 at April 3, 2004 and March 29, 2003, respectively. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved.

Inventory increased to $451,000 at April 3, 2004 from $430,000 at January 3, 2004. The increase is due to normal fluctuations in inventory based on sales levels at any point in time. This balance mainly includes inventory used in the electrical services business. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases. The Company discontinued operations of IST during the fourth quarter of 2003.

With the acquisition of CTS the Company recorded costs in excess of billings which reflect those costs incurred on construction and services, which have not yet been billed to customers. This amount was $1,172,000 at April 3, 2004, and should remain relatively constant as a percentage of sales on an ongoing basis.

Property and equipment, net of depreciation decreased to $1,548,000 at April 3, 2004 compared to $1,818,000 at January 3, 2004. This decrease was due to the disposals of $181,000 of vehicles, and to normal depreciation on fixed assets. In the acquisition of CTS, the Company acquired $1,993,233 in vehicles. This represents the majority of fixed assets recorded on the balance sheet. The Company also entered into an equipment lease agreement with a related party, under which it leases furniture and fixtures, equipment, computer equipment, and job site tools and equipment (See Related Party Transactions). This lease is classified as an operating lease with a monthly payment due of $40,000. The Company does not anticipate spending to acquire fixed assets for the foreseeable future.

Accounts payable increased to $4,144,000 at April 3, 2004 from $3,896,000 at January 3, 2004. This change is due to the timing of the purchase of materials needed to support the level of sales at the end of the first quarter 2004 compared to the level of sales at the end of 2003. Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company.

Accrued payroll, payroll taxes and benefits were $1,600,000 at April 3, 2004. These amounts consist primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well. These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.

The bank line of credit was approximately $4,036,000 at April 3, 2004. This is a decrease of $295,000 from $4,331,000 outstanding at January 3, 2004. This lending facility is a primary source of funds for the Company. Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facility. Until the Company’s liquidity issues ease, this facility will continue to be used to the fullest extent possible, daily, for operating capital. The facility has a limit of $5,000,000 and borrowings are based on 85% of eligible accounts receivable. As of April 3, 2004, based on eligible receivables, the Company had no available borrowing capacity.

On January 22, 2004, the Company entered into a borrowing arrangement with Destination Capital LLC, under which it borrowed $600,000 to be used for operating capital by the Company. In April 2004, the Company raised an additional $1,750,000 through the issuance of Series 4 preferred shares, a portion of which was used to pay off the $600,000 borrowed in January 2004, with the remainder to be used for operating capital by the Company.

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

The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2002 and 2003. As of April 3, 2004 the Company had negative working capital of $4,323,000, total liabilities of $14,973,000 and an accumulated deficit of $24,153,000. While it is anticipated that the losses from continuing operations will decline as a result of cost reduction efforts, debt conversions and fundraising events, recurring losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company may have to seek additional investment capital or debt facilities. Investment capital or debt facilities may be difficult to obtain due to, among other issues, the Company’s inability to meet certain SEC reporting requirements relative to historical financial statements of CTS and from the unresolved lawsuit pending against the Company. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is focusing on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn cash flow positive and profitable.

The Company had no commitments for capital expenditures in material amounts at April 3, 2004.

Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at April 3, 2004 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment
Destination Capital LLC(a)	Note Payable	July 22, 2004	496,519	—
CEAC(a)	Bond guarantee fees	open	—	1,200
CEI(a)	Equipment lease	12/1/07	—	40,000
CLLLC(a)	Vehicle lease	8/1/06	1,504,030	(b)70,000
CEI(a)	Real property leases	10/31/08	—	58,748
John B. Conroy	Note receivable	9/16/05	78,750	—

(a) Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities.

(b) This lease payment is an approximation, and may fluctuate based on several factors involving the vehicles being leased.

Terms and conditions of each of the notes and agreements are listed below.

Notes Payable

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director of the Company, holds a significant interest. Under the terms of the agreement between the Company and Destination, the Company paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. The Company initially was obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. This amount has been recorded as a debt discount and will be amortized over the term of the debt. As the debt was outstanding for an additional three months, and in accordance with the term of the note agreement, the Company is further obligated to issue additional warrants to purchase 1,051,161 shares of the Company’s common stock. These warrants have also been valued using the Black Scholes pricing model. The fair value of these warrants in the amount of $546,603 has been recorded as interest expense in the consolidated statement of operations. The Company does not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants is classified as warrant liability on the consolidated balance sheet at April 3, 2004. As long as the Company’s authorized shares are not sufficient to effect the exercise of these warrants, the fair value of these warrants will be re-measured at every reporting date with the change in fair value being recorded as other income or expense in the consolidated statements of operations. The Company recorded other expense in the amount of $203,575 at April 3, 2004, to reflect the increase in the fair value of these warrants since their effective issuance. The Note was repaid in full during April 2004.

On March 19, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $40,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carried no interest rate and was due and payable on or before April 25, 2003. On April 1, 2003, the note was converted to common stock in the Company as a part of a private placement.

On July 2, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $25,000 under a line of credit promissory note. This advance was used as operating capital within Microfield. The note carried an interest rate of 10% and was due and payable on September 1, 2003. This note was repaid in cash in October 2003.

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

The remaining note balance and accrued interest of $4,480 was converted to 117.81 shares of Series 3 preferred stock on April 2, 2004.

On September 16, 2003, as part of the purchase price for the acquisition of CTS, the Company assumed various long-term notes payable to several entities in which Robert J. Jesenik, a Director of the Company and significant Shareholder, has significant ownership interests. A portion of these debts were converted to equity as a part of the Company’s Series 2 preferred stock private placement in 2003. The remaining amounts due plus accrued interest were converted to equity on April 2, 2004 as listed below.

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

On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company and was contributed to CTS on several dates as working capital infusions to support operating activities. Under this note, six interest only payments are due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 are due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrues at 12% per annum beginning on September 15, 2003. This note and accrued interest was converted to 2,088.924 shares of Series 3 preferred on April 2, 2004.

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $6,337 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $79,602 was outstanding under these notes. These notes were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004.

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on

January 17, 2004. Thereafter, payments totaling $4,036 are due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes and accrued interest were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004.

As of April 2, 2004, approximately $258,000 of interest was payable to entities in which Mr. Jesenik has a significant interest under the notes and agreements listed above. On April 2, 2004, approximately $118,000 of this interest was converted to Series 3 preferred stock.

Bond Guarantee Fees

A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has an agreement with CEAC, Inc. (CEAC) under which at quarter end paid CEAC $1,200 per month for CEAC’s guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At April 3, 2004, the Company was past due on payments totaling $93,000. The Company reached agreement on a payment plan to the lessor, under which $10,000 of the monthly lease obligation will be paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, is for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due is scheduled to be paid entirely in cash. Additionally, the Company has been reducing the arrearage by approximately $20,000 per month.

Master Vehicle Lease Agreement

On September 1, 2003 CTS entered into a master vehicle lease agreement with CLLLC for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. Under the terms of the lease, CTS pays CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contains a renewal provision under which it has the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment will remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. This lease is accounted for as a capital lease. On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date. At April 3, 2004, the Company was past due on payments totaling $254,481. The Company reached agreement on a payment plan with the lessor under which the monthly payments were reduced to approximately $55,000 per month, with $15,250 of the monthly lease obligation being paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, is for the twelve monthly payments in 2004. Beginning with the payment in January 2005, the total monthly amount due is scheduled to be paid entirely in cash. According to the terms of the agreement the monthly payment is subject to changes based on factors such as vehicle disposals. Additionally, the Company has been reducing the arrearage by approximately $20,000 per month.

Real Property Sub Leases

On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon. After January 14, 2004, the Swan Island facility lease obligation converted to a month-to-month lease. The monthly sublease payments totaled $58,748 through December 31, 2003. Of that amount, $798 is due on a month-to-month basis. The remaining $57,950 is due on leases with maturity dates between December 31, 2003 and October 31, 2008. Beginning in February 2004, the Company’s monthly lease obligation was $55,168, with $7,922 of that on a month-to-month basis. The annual rent obligations from April 3, 2004, for each property are listed in the table below.

Location	Maturity	2004	2005	2006	2007	2008
Thurman Building	10/31/08	$348,696	$464,928	$464,928	$464,928	$387,440
Swan Island	01/14/04*	—
Eugene	09/30/05	63,036	63,036
Crown Plaza Office	7/31/07	13,482	17,976	17,976	10,486
Pope Storage	*
Montgomery Park Storage	*

Total		$425,214	$545,940	$482,904	$475,414	$387,440

*	Month-to-Month

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

Note receivable

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

Recent Accounting Pronouncements

FIN 46. In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and subsequently revised in December 2003 by FIN 46-R. This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fin 46-R requires the application of this statement in financial statements for periods ended after March 15, 2004. The Company has no relationships with other entities for which it is the primary beneficiary. Accordingly, the Company’s adoption of FIN 46 and FIN 46-R did not have a material effect on the Company’s financial position, results of operations or cash flows.

EITF 03-6. In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. We are currently analyzing the impact of adoption of EITF 03-6 on our consolidated financial statements.

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

In the course of trying to complete the audit of GAAP compliant financial statements related to the Company’s 2003 Form 8-K/A filing, the Company’s registered independent public accounting firm and management team noted certain material internal control weaknesses within the operations of CTS in the areas of: revenue recognition, cash disbursements, inventory accounting and document control. The Company’s management concluded that fully compliant GAAP financial statements of CTS for FY 2002 and FY 2001 could not be prepared. Accordingly, the Company’s registered independent public accounting firm concluded that they could not render an opinion on the historical FY 2002 and FY 2001 financial statements of CTS. In response to these material internal control weaknesses, the Company conducted a Company-wide core business process and systems assessment initiative. Upon completing the assessment work of this initiative, the Company and management team commenced business process re-engineering activities related to core business processes (contract-to-cash business cycle), and are actively implementing improved information systems (accounting and financial reporting tools) to address deficiencies related to internal financial controls and accounting procedures.

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

In addition, the Company received notice from its registered independent public accounting firm that, in conjunction with the 2003 year-end audit of the Company’s financial statements, the registered independent public accounting firm had identified material weaknesses relating to the Company’s internal controls and procedures within the areas of accounts payable, cash disbursements, inventory accounting and document retention. Certain of these internal control deficiencies may also constitute deficiencies in the Company’s disclosure controls.

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s registered independent public accounting firm to properly and accurately account for the financial information contained in this Form 10-QSB. Detailed validation work was done by internal personnel with respect to all material consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB. Additional analysis was performed on consolidated income statement amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of accounts payable, cash disbursements, inventory accounting and document retention to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Among the changes implemented are:

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

The Company’s officers have been working with the Board of Directors to address recommendations from the Company’s registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. The Company is currently engaged in the implementation of a new ERP system and associated new internal control procedures. Management expects that this system along with new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, that will timely alert the Chief Executive Officer and Chief Financial Officer to material information relating to the Company required to be included in the Company’s Exchange Act filings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March, 2004, Kurt Underwood (former President/CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, JMW Capital Partners, Inc., Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleges that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into Velagio, Inc. In addition, the lawsuit alleges that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit seeks damages of approximately $1.4 million. The Company intends to vigorously defend the lawsuit, however at the date of this filing, the outcome of this matter is uncertain. The financial statements do not reflect any adjustments relative to this uncertainty, but since the legal expenses to vigorously defend this suit are probable, a legal reserve in the amount of $395,000 was estimated with counsel, accrued as a liability and charged to earnings in the period ended April 3, 2004.

On May 27, 2004, the Company, certain executives, board members and related companies filed two separate answers, affirmative defenses, and counterclaims against Mr. Underwood in Multnomah County Circuit Court alleging violations of Oregon Securities law and Oregon common law in connection with the above named transactions. In addition, the countersuit claims that Mr. Underwood was terminated by the Company for good cause. The lawsuit seeks damages of not less than $2.5 million and return of the 3.4 million shares of Microfield stock held by Mr. Underwood in exchange for the return of the shares of Velagio stock held by the Company.

Item 2. Changes in Securities

The following information is being provided pursuant to Section 4.2 of the Securities Act of 1933, Reg. D, Section 506.

On April 2, 2004, the Company entered into an agreement with several of its related party creditors to convert approximately $1,529,000 of debt into approximately 3,242 shares of Series 3 preferred stock of the Company. The Series 3 Preferred Stock had an issue price of $420 per share, and each Series 3 Preferred Share is convertible into 1,000 shares of common stock of the Company after March 31, 2005 at the election of the shareholder. The Series 3 preferred stock will automatically convert to common stock on the third anniversary of the stock issuance date. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

At April 3, 2004, there did not exist adequate authorized common shares to effect the conversion of all outstanding convertible securities and common stock equivalents into common shares of the Company. There are outstanding 6,940,484 Series 2 convertible preferred shares, each convertible into one share of common, 3,640.803 Series 3 convertible preferred shares, each convertible into one thousand shares of common, 568,890 incentive stock options, each convertible into one share of common, and 2,510,643 warrants, each convertible into one share of common stock. These convertible securities and common stock equivalents are convertible into 13,660,822 shares of the Company’s common stock. At April 3, there were 25,000,000 common shares authorized, of which 16,772,570 were outstanding.

At the date of this report, the Company was in arrearage on the payment of dividends on Series 2 preferred stock and Series 3 preferred stock in the amount of $151,357. Under the terms of the issuances of both series of preferred stock, dividends are payable at the discretion of the Company’s board of directors.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 3, 2004.

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

     (b) Reports on Form 8-K

            Two reports on Form 8-K were filed during the quarter ended April 3, 2004.

            On March 16, 2004 the Company filed Form 8-K/A to amend their previously filed Form 8-K to add financial statements required by the Securities and Exchange Commission, reporting the acquisitions the Company completed in September 2003.

            On March 22, 2004 the Company filed Form 8-K to disclose that a lawsuit had been filed against the Company by its former Chief Executive Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2004

MICROFIELD GROUP, INC.
By:	/s/ WILLIAM C. MCCORMICK
William C. McCormick Interim Chief Executive Officer
(Principal Executive Officer)