Form 10QSB
period 2004-10-02
MICROFIELD GROUP INC
filed 2004-12-23
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Yes [   ] No [X]

The number of shares outstanding of the Registrant’s Common Stock as of October 2, 2004 was 18,372,570 shares. (This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability).

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

MICROFIELD GROUP, INC.

FORM 10-QSB

Item 1. Financial Statements

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 2,	January 3,
	2004	2004
Current assets:
Cash and cash equivalents	$321,596	$130,533
Accounts receivable, net of allowances of $116,198 and $117,650	7,069,576	5,432,046
Accounts receivable – related parties	141,869	385,122
Inventory, net of allowances	419,600	429,529
Costs in excess of billings	963,801	1,517,226
Other current assets	625,430	125,243

Total current assets	9,541,872	8,019,699
Property and equipment, net	134,810	1,818,415
Intangible assets, net	1,796,919	1,879,832
Goodwill	2,276,243	2,299,084
Other assets	25,679	24,480

	$13,775,523	$14,041,510

Current liabilities:
Cash overdraft	$536,867	$217,781
Accounts payable	3,311,080	3,895,873
Accounts payable – related parties	114,312	424,905
Accrued payroll taxes and benefits	1,858,498	1,274,423
Bank line of credit	4,886,764	4,331,098
Current portion of notes payable	69,772	69,773
Current portion of notes payable – related parties	264,760	898,224
Billings in excess of costs	474,267	354,544
Other current liabilities	351,593	175,395

Total current liabilities	11,867,913	11,642,016

Long-term liabilities:
Long term notes payable	63,018	129,211
Long term notes payable – related parties	919,186	2,043,923
Derivative liability – notes	42,814	35,599
Liability for warrant settlement	—	182,862

Total long-term liabilities	1,025,018	2,391,595

Commitments and contingencies	—	—
Shareholders’ equity :
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 6,940,484 shares issued and outstanding .	2,815,101	2,815,101
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 3,641 and 0 shares issued and outstanding, respectively (See Note 8)	1,024,787	—
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 4,605 and 0 shares issued and outstanding (see Note 8)	1,417,259	—
Common stock, no par value, 125,000,000 shares authorized, 18,372,570 and 16,772,570 shares issued and outstanding, respectively	20,657,192	18,502,354
Common stock warrants	2,095,612	468,000
Accumulated deficit	(27,127,359)	(21,777,556)

Total shareholders’ equity	882,592	7,899

	$13,775,523	$14,041,510

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Sales	$9,492,769	$1,106,879	$28,329,387	$1,106,879
Cost of goods sold	7,804,233	861,411	23,233,916	861,411

Gross profit	1,688,536	245,468	5,095,471	245,468
Operating expenses
Sales, general and administrative	2,423,658	704,113	7,648,759	1,037,736

Loss from operations	(735,122)	(458,645)	(2,553,288)	(792,268)
Other income (expense)
Interest expense	(464,415)	(52,109)	(1,886,586)	(59,432)
Loss on debt extinguishment	—	(111,000)	—	(111,000)
Loss on lease termination	(515,000)	—	(515,000)	—
Derivative income (expense)	(13,212)	—	161,050	—
Other income, net	2,000	(110,678)	2,000	(142,273)

Loss before provision for income taxes	(1,725,749)	(732,432)	(4,791,824)	(1,104,973)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,725,749)	(732,432)	(4,791,824)	(1,104,973)
Discontinued operations:
Income (loss) on discontinued operations	149,380	(681,970)	149,380	(837,518)
Gain on sale of discontinued operations	24,555	14,602	62,827	39,413

Net loss	$(1,551,814)	$(1,399,800)	$(4,579,617)	$(1,903,078)

Deemed preferred stock dividend (See Note 8)	(390,125)	—	(770,186)	—

Net loss attributable to common shareholders	$(1,941,939)	$(1,399,800)	$(5,349,803)	$(1,903,078)

Net loss per common share
Basic and diluted net loss per share from continuing operations	$(0.10)	$(0.08)	$(0.28)	$(0.13)
Basic and diluted net income (loss) per share from discontinued operations	$0.01	$(0.06)	$0.01	$(0.09)

Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.27)	$(0.22)

Basic and diluted net loss per share attributable to Common shareholders	$(0.11)	$(0.14)	$(0.32)	$(0.22)

Shares used in basic and diluted per share calculations	17,387,955	9,676,482	16,977,698	8,584,296

The accompanying notes are an integral part of these consolidated financial statements.

Microfield Group, Inc.

Statement of Changes in Shareholders’ Equity
Nine Months Ended October 2, 2004
(Unaudited)

	Convertible Series 2		Convertible Series 3		Convertible Series 4
	Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 3, 2004	6,940,484	$2,815,101	—	$—	—	$—
Convertible Series 3 preferred shares issued for retirement of related party debt			3,640.803	546,121
Partial satisfaction of note receivable through reduction of account payable (see Note 15)
Reduction of note Convertible Series 4 preferred shares issued in private placement, net of issuance costs					4,605.265	1,125,739
Reduction of note Warrant values recognized upon warrant issuance
Warrant reclassification changes recognized upon expansion of authorized common shares
Common stock issued for services
Amortization of beneficial conversion features (See Note 8)				478,666		291,520

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common Stock		Common Stock Warrants		Accumulated	Total Shareholders’
	Shares	Amount	Warrants	Amount	Deficit	Equity
Balance, January 3, 2004	16,772,570	$18,502,354	2,066,000	$468,000	$(21,777,556)	$7,899
Convertible Series 3 preferred shares issued for retirement of related party debt		983,017				1,529,138
Partial satisfaction of note receivable through reduction of account payable (see Note 15)		13,137				13,137
Convertible Series 4 preferred shares issued in private placement, net of issuance costs		598,684				1,724,423
Warrant values recognized upon warrant issuance			1,243,750	638,488		638,488
Warrant reclassification changes recognized upon expansion of authorized common shares			1,885,689	989,124		989,124
Common stock issued for services	1,600,000	560,000				560,000
Amortization of beneficial conversion features (See Note 8)					(770,186)	—

	Convertible Series 2		Convertible Series 3		Convertible Series 4
	Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Net loss

Balance October 2, 2004	6,940,484	$2,815,101	3,640.803	$1,024,787	4,605.265	$1,417,259

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common Stock		Common Stock Warrants		Accumulated	Total Shareholders ’
	Shares	Amount	Warrants	Amount	Deficit	Equity
Net loss					(4,579,617)	(4,579,617)

Balance October 2, 2004	18,372,570	$20,657,192	5,195,439	$2,095,612	$(27,127,359)	882,592

Each share of Series 3 and Series 4 preferred stock is convertible into one thousand shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Cash Flows From Operating Activities:
Net loss	$(4,579,617)	$(1,903,078)
Add (deduct):
(Gain) loss on discontinued operations – IST & Velagio	(149,380)	837,518
(Gain) on sale of discontinued operations – SoftBoard	(62,827)	(39,413)

Loss from continuing operations	(4,791,824)	(1,104,973)
Depreciation of equipment	470,664	40,378
Amortization of intangible assets	82,914	53,022
Amortization of debt discount	156,680	—
Noncash interest expense recorded on warrant issuance	722,022	—
Gain on disposal of fixed assets	(92,137)	—
Remeasurement of warrants on term extension	—	111,000
Remeasurement of warrant liability	45,852	134,646
Remeasurement of derivative associated with Steelcase note	3,579	37,467
Warrants issued for lease termination	515,000	—
Common stock issued for services	560,000	—
Write off of intangible asset and goodwill	—	505,490
Changes in current assets and liabilities:
Accounts receivable	(1,637,530)	(395,924)
Accounts receivable-related party	243,253	47,128
Inventory	9,929	(57,907)
Other current assets	(431,187)	15,039
Costs in excess of billings	553,425	(141,519)
Other assets	(1,199)	(29,437)
Accounts payable	(584,792)	200,859
Accounts payable-related party	(87,239)	410,636
Accrued payroll, taxes and benefits	584,075	—
Billings in excess of costs	119,723	436,235
Other current liabilities	160,144	894,838
Other current liabilities — related parties	—	(204,627)

Net cash provided (used) by continuing operations	(3,398,648)	952,351
Net cash provided by (used) by discontinued operations – IST & Velagio	149,380	(837,518)
Net cash provided by discontinued operations – SoftBoard	62,827	39,413

Net cash used by operating activities	(3,186,441)	154,246

Cash flows from investing activities
Net cash acquired in merger with IST	—	621,391
Purchases of fixed assets	(87,000)	(2,000)
Other assets	(31,166)	—

Net cash used by investing activities	(118,166)	619,391

Cash flows from financing activities:
Increase in cash overdraft position	319,086	—
Borrowings on line of credit	27,397,445	713,826
Repayments on line of credit	(26,841,779)	(1,570,526)
Proceeds from issuance of common stock, net of issuance costs	—	239,400
Proceeds from issuance of preferred stock, net of issuance costs	1,724,423	—
Repayments on note payable	(69,773)	(9,527)
Repayments on notes payable – related party	(833,732)	—
Borrowings on note payable – related party	1,800,000	90,000

Net cash provided by financing activities	3,495,670	536,827

Net decrease in cash and cash equivalents	191,063	236,810
Cash and cash equivalents, beginning of period	130,533	90,981
Cash and cash equivalents, end of period	$321,596	$327,791

Supplemental schedule of non-cash financing and investing activities:
Common stock issued upon acquisitions	$—	$2,293,089
Costs of acquisitions	$—	$139,800
Net tangible liabilities acquired from mergers	$—	$13,910,104
Net intangible assets acquired in mergers	$—	$5,704,548

	Nine Months Ended
	October 2, 2004	September 27, 2003
Conversion of notes payable-related party to preferred stock	$1,188,919	$765,000
Conversion of note payable-related party to common stock	$—	$50,000
Series 3 preferred stock issued for future related party operating lease obligations	$130,000	$—
Conversion of account payable-related party to preferred stock	$210,219	$—
Conversion of account payable-related party to common stock	$—	$10,000
Beneficial conversion feature of Series 3 and Series 4 preferred stock	$1,581,701	$—
Valuation of warrants issued with related party debt	$172,752	$—
Reduction of note receivable secured by common stock	$13,137	$—
Repurchase of common stock with issuance of note payable – Steelcase	$—	$209,318
Preferred stock subscriptions issued in connection with private placement	$—	$750,000
Preferred stock private placement costs	$—	$35,000
Valuation of warrants issued with preferred stock	$—	$64,902
Conversion of derivative liabilities to shareholders’ equity	$989,124	$—
Amortization of beneficial conversion feature	$770,186	$—

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

2. Summary of Significant Accounting Policies

     Basis of Presentation

The Company’s accompanying unaudited consolidated financial statements for the three and nine months ended October 2, 2004 and September 27, 2003 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The financial information as of January 3, 2004 is derived from the Company’s Annual Report on Form 10-KSB. The accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2004. In the opinion of the Company’s management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the full year or any portion thereof.

     Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending January 1, 2005. The Company’s last fiscal year was the 53-week period ended January 3, 2004. The Company’s third fiscal quarters in fiscal 2004 and 2003 were the 13-week periods ended October 2, 2004 and September 27, 2003, respectively.

     Revenue and Cost Recognition

Significant portions of the Company’s revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. In the quarter ended October 2, 2004, these losses totaled $163,748. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. As of October 2, 2004, accounts receivable included $460,000 of retainage, $9,400 of which is over one year old. Revenue related to discontinued operations was recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.

     Computation of Net Loss Per Share

Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. Diluted loss per common share for the three and nine months ended October 2, 2004 and September 27, 2003 is based only on the weighted-average number of common shares outstanding during the period, as the inclusion of 21,194,883 and 3,607,151 common share equivalents would have been anti-dilutive.

		Three Months		Nine Months
	Three Months	Ended	Nine Months	Ended
	Ended	September 27,	Ended	September 27,
	October 2, 2004	2003	October 2, 2004	2003
Loss from continuing operations	$(1,725,749)	$(732,432)	$(4,791,824)	$(1,104,973)
Gain (loss) from discontinued operations	173,935	(667,368)	212,207	(798,105)

Net loss	$(1,551,814)	$(1,399,800)	$(4,579,617)	$(1,903,078)

Deemed preferred stock dividend	(390,125)	—	(770,186)	—

Net loss attributable to common shareholders	$(1,941,939)	$(1,399,800)	$(5,349,803)	$(1,903,078)

Basic and diluted net loss per share from continuing operations	$(0.10)	$(0.08)	$(0.28)	$(0.13)
Basic and diluted net income per share from discontinued operations	0.01	(0.06)	0.01	(0.09)

Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.27)	$(0.22)

Basic and diluted net loss per share attributable to common shareholders	$(0.11)	$(0.14)	$(0.32)	$(0.22)

Weighted average shares used in per share calculations:
Basic and diluted	17,387,955	9,676,482	16,977,698	8,584,296

     Pension Plan Contributions

The Company contributes to several Multi-Employer Pension Benefit Plans on behalf of its employees covered by a collective bargaining agreement. During the three and nine months ended October 2, 2004, the Company contributed $494,000 and $1,448,000, respectively, to these plans, which was expensed as incurred. The Company estimates this expense for the remainder of the year will be approximately

$500,000.

     Stock Options

The Company accounts for its employee and director stock options in accordance with the provisions of the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Pro forma disclosures as required under SFAS 123, “Accounting for Stock-Based Compensation” and as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” are presented below. Under this method, no stock based compensation expense has been recognized for stock options issued to employees because the exercise prices of options issued were equal to or greater than the fair value of the underlying shares at the date of grant.

Had compensation cost for the Company’s plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would have been $101,024 and $159,674 during the three and nine months ended October 2, 2004 and none during both the three and nine months ended September 27, 2003. Such amounts would be amortized over the vesting period of the options. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been a reduction of compensation expense, due to forfeitures for the three months ended October 2, 2004 of $9,054 and a $14,072 charge to expense for the nine months ended October 2, 2004. Total compensation expense that would have been recognized under this method totaled $5,466 and $14,418 for the three and nine months ended September 27, 2003, respectively.

Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the three and nine months ended October 2, 2004 and September 27, 2003, would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net loss attributable to common shareholders, as reported	$(1,941,939)	$(1,399,800)	$(5,349,803)	$(1,903,078)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,054	(5,466)	(14,072)	(14,417)

Pro forma net loss	$(1,932,885)	$(1,405,266)	$(5,363,875)	$(1,917,495)

Net loss per common share:
Basic and diluted, as reported	$(0.11)	$(0.14)	$(0.32)	$(0.22)
Basic and diluted, pro forma	$(0.11)	$(0.14)	$(0.32)	$(0.22)

The effects of applying SFAS 123 for providing pro forma disclosures for the periods shown are not likely to be representative of the effects on reported net loss and net loss per share for future quarters, because options vest over several years and additional awards generally are made each year.

     Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, income taxes, expense accruals, contingencies, goodwill valuation and litigation. These estimates are based on historical experience and assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Recent Accounting Pronouncements

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued a final standard in December 2004 that is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

FAS 129-1. In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, “Disclosure Requirements under SFAS 129, “Disclosure of Information about Capital Structure,” Relating to Contingently Convertible Securities.” The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company’s financial position, results of operations, or cash flows.

EITF 04-08. In September 2004, the Emerging Issues Task Force issued EITF 04-08 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. The Company adopted this standard as of September 2004. The Company has reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to the Company’s historical results is required, therefore, adoption of this EITF did not have a material effect on the Company’s financial position, results of operations, or cash flows.

3. Liquidity Matters

The Company has raised approximately $3,050,000 in cash through issuances of new common and preferred shares in the eighteen months ending with the current quarter. Debt to related parties, in the amount of approximately $3,700,000 has been converted to equity during the past twelve and a half months. Management has been focused on reducing expenses, both to improve gross margins and to reduce monthly overhead costs. The Company and its subsidiaries have suffered recurring losses from ongoing operations, have experienced negative cash flows from continuing operating activities, have a substantial amount of past due liabilities and have negative working capital of approximately $2,326,000 as of October 2, 2004. There also can be no assurance that the Company’s operating line of credit will be renewed when it expires in December 2004. While it is anticipated that the losses from continuing operations will decline as a result of cost reduction efforts, debt conversions and fundraising events, recurring losses and liquidity issues raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company will seek additional investment capital and debt facilities. Investment capital or debt facilities may be difficult to obtain due, among other issues, to the Company’s inability to meet certain SEC reporting requirements relative to the 2002 and 2001 financial statements of CTS issued after the acquisition of that company. Additionally, there is an unresolved lawsuit pending against the Company. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is focusing on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn losses to profitability and cash flows positive.

4. Inventory

Inventory is stated at the lower of first-in, first-out, cost or market value, and consists of the following:

	October 3,	January 3,
	2004	2004
Raw materials	$72,090	$73,455
Finished goods	504,634	513,727

	576,724	587,182
Less allowance for obsolete inventory	(157,124)	(157,653)

	$419,600	$429,529

5. Property and Equipment

Property and equipment consist of the following:

	October 2,	January 3,
	2004	2004
Equipment	$468,071	$376,027
Vehicles	—	1,993,233
Leasehold Improvements	76,717	76,716

	544,788	2,445,976
Less accumulated depreciation and amortization	(409,978)	(627,561)

	$134,810	$1,818,415

In September 2004, the Company terminated its vehicle capital lease arrangement. (See Note 15)

6. Construction Contracts in Progress

Revenues and costs recognized on construction contracts in progress compare to the related billings as follows.

	October 2,	September 27,
	2004	2003
Direct costs year-to-date	$23,233,916	$876,598
Gross profit year-to-date	5,095,471	244,864

Earned contract revenue	28,329,387	1,121,462
Net under billings at January 3, 2004	1,162,682	—
Net under billings within CTS prior to acquisition	—	1,592,769
Contract billings year-to-date	(29,002,535)	(1,453,554)

Net under billings	$489,534	$1,260,677

Included in the accompanying consolidated balance sheets under the following captions are:

	October 2,	January 3,
	2004	2004
Costs and estimated earnings in excess of billings	$963,801	$1,517,226
Billings in excess of costs and estimated earnings	(474,267)	(354,544)

Net under billings	$489,534	$1,162,682

7. Intangible Assets and Goodwill

The Company amortizes its intangible assets on a straight-line basis. The Company’s acquisition of CTS resulted in the valuation of CTS’ Christenson name and customer lists as intangible assets. The Company’s trade name is considered to have an undeterminable life, and as such is not amortized. The customer lists were determined to have a six-year life. At September 27, 2003 the Company had $279,335, net in intangible assets associated with the operations of IST. At the end of the quarter ended September 27, 2003, the intangible value of the IOS product line within IST was written off. Due to management’s decision to discontinue the operations of Velagio and IST at January 3, 2004, it was determined by the Company that the intangibles of Velagio and IST were impaired, and it was appropriate to write off the remaining net intangible value assigned to assets in those entities.

Intangible assets consist of the following:

	October 2,	January 3,
	2004	2004
Christenson trade name	$1,248,771	$1,248,771
Christenson customer lists	663,305	663,305

	1,912,076	1,912,076
Less accumulated amortization	(115,157)	(32,244)

	$1,796,919	$1,879,832

Based on the Company’s current intangible assets, amortization expense for the remainder of 2004 and the four succeeding years will be as follows:

Amortization
Fiscal year	expense
2004	$27,638
2005	110,551
2006	110,551
2007	110,551
2008	110,551
Thereafter	78,307

The Company does not amortize goodwill. However, goodwill is subject to periodic (at least annually) testing for impairment. As a result of the acquisitions of CTS and Velagio in 2003 and the acquisition of IST in 2002, the Company recorded goodwill of $3,792,472 and $250,490 in fiscal years 2003 and 2002, respectively. Due to management’s decision to discontinue the operations of Velagio and IST at January 3, 2004, it was determined by the Company that the goodwill of Velagio and IST were impaired, and it was appropriate to write off the goodwill in those entities. The changes in the carrying amount of goodwill for the nine months ended October 2, 2004 and the year ended January 3, 2004 are recorded below.

	October 2,	January 3,
	2004	2004
Beginning goodwill balance	$2,299,084	$250,490
Goodwill recorded upon acquisition of Velagio	—	1,295,366
Goodwill recorded upon acquisition of CTS	—	2,497,106
Adjustments to goodwill	(22,841)	(198,022)
Goodwill write off due to impairment	—	(1,545,856)

Ending goodwill balance	$2,276,243	$2,299,084

Adjustments of $22,841 and $198,022 were made to goodwill for the nine months ended October 2, 2004 and September 27, 2003, respectively, to properly reflect the purchase price of the assets of CTS upon its acquisition in September of 2003.

8. Preferred Stock Issuances

Series 3 Preferred Stock

On April 3, 2004 the Company issued 3,640.803 shares of Series 3 preferred stock at $420 per share in exchange for conversion of $1,529,000 of outstanding debt. The terms of the Series 3 preferred stock are as follows.

Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of October 2, 2004 there were $49,833 of undeclared dividends in arrears.

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

Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At October 2, 2004, there remains $504,000 of unamortized beneficial conversion feature associated with the Series 3 preferred stock .

Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.

Series 4 Preferred Stock

In April and May 2004, the Company issued 4,605.265 shares of Series 4 preferred stock at $380 per share in exchange for $1,750,000 in a private placement from investors, some of which include certain related parties. The terms of the Series 4 preferred stock are as follows.

Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of October 2, 2004 there were $55,161 of undeclared dividends in arrears.

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

Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At October 2, 2004, there remains $307,000 of unamortized beneficial conversion feature associated with the Series 4 preferred stock.

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

CES’s core businesses include electrical contracting and support for commercial and high-tech construction of high-rise office towers, hospitals, clean rooms or production areas, custom design and manufacture of energy management systems and industrial control panels, and maintenance of commercial lighting for retail, office, warehouse and industrial work environments.

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

Proforma Information

The following unaudited proforma information presents a summary of the consolidated results of operations of the Company assuming the acquisitions of CTS and Velagio occurred on the first day of fiscal 2003. In the course of trying to complete the audit of GAAP compliant financial statements related to its Form 8-K/A filing, the Company’s registered independent public accounting firm and management noted certain material internal control weaknesses within the operations of CTS in the areas of: revenue recognition; cash disbursements; inventory accounting; and document control. The Company’s management concluded that fully compliant GAAP financial statements of CTS for FY 2002 and FY 2001 could not be prepared. In addition, the Company’s registered independent public accounting firm concluded that they could not complete an audit nor render an audit opinion on the FY 2002 and FY 2001 historical financial statements of CTS. Given the significance of CTS, and for the purpose of informing shareholders and prospective investors, the Company has prepared the following summary proforma with the best information available, which management believes fairly represents the unaudited proforma results of operations of the combined Company for the periods presented. Sales of IST and Velagio products and services are not included in the sales total for the three and nine months ended September 27, 2003, as they are reported in discontinued operations. The following information is unaudited.

	Three Months	Nine Months
	Ended	Ended
	September 27,	September 27,
	2003	2003
Sales	$8,231,417	$36,981,617

Net loss	$(2,062,439)	$(4,655,210)

Basic and diluted net loss per share	$(.12)	$(.28)

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

Discontinued operations accounting treatment has been applied to the IST and Velagio operations that were a part of the Company’s consolidated operations during the three and nine months ended September 27,

2003. The revenues, operating expenses and other income and losses of IST and Velagio are reported as “loss from discontinued operations” for that period to reflect the reclassification of these operations as discontinued. Also, cash flows from the IST and Velagio operations are reported as “net cash provided by (used in) discontinued operations.”

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

A total of $24,555 and $62,827 in contingent earn-out payments were received by the Company during the three and nine months ended October 2, 2004, respectively. The Company received $14,602 and $39,413 during the three and nine months ended September 27, 2003, respectively. These amounts were recorded as gain on the sale of discontinued operations in the consolidated statements of operations.

11. Repurchase of Common Stock

On February 28, 2003, the Company entered into a Stock Purchase and Pledge Agreement (the “Agreement”) with Steelcase, Inc. (“Steelcase”) to repurchase 951,445 of the Company’s common shares held by Steelcase. Pursuant to the terms of the Agreement, the Company repurchased these shares for a base amount of approximately $209,318, or $0.22 per share, subject to adjustment. The Company issued a three year Promissory Note (the “Note”) for payment of this amount. The first annual principal payment of $69,773, which was due February 28, 2004 was made during the quarter ended July 3, 2004. The remaining two principal payments of approximately $69,773 are due on the second and third anniversaries of the date of the Note. The Note carries an interest rate of 12%, payable quarterly, starting on June 1, 2003 until the principal amount of the Note is paid in full. As of October 2, 2004 the Company is current with all principal amounts owed under this note. Accrued interest owed on the note as of October 2, 2004 was $5,582.

If the Note and accrued interest is paid according to the terms of the Note, on the third anniversary date of the Note the parties shall calculate a new purchase price based on the average market closing price of the Company’s common stock for the 180 days prior to the third anniversary date. If the average market closing price per common share over this 180 day period is less than $0.22 per common share, then the purchase price payable under the Agreement will remain at $209,318 or $0.22 per common share. If the average market closing price per share over this 180 day period is greater than $0.22 per common share, then the purchase price payable under the Agreement will be increased by an amount equal to the excess of this 180 day average market closing price per common share over $0.22 per common share, times 951,445 shares. However, under this purchase price adjustment, the maximum purchase price paid will not exceed approximately $333,006, or $0.35 per common share. This feature is considered to be an embedded derivative option under the provisions of Financial Accounting Standards No. 133. Under these provisions a derivative liability was established at inception in the amount of $14,310 using the Black-Scholes valuation model. This derivative liability will be amortized over the life of the note, and will accrete to the balance of the note. Changes based on fluctuations in the Company’s stock price are reflected in the other expense section of the Statement of Operations. From the date of inception of this note to the end of the fiscal quarter, October 2, 2004 this liability increased by $28,504, and the Company has recorded total incremental expense of $36,057 for both the monthly note accretion and to reflect an increase in the derivative liability based on changes in the price of the stock since inception of the note. At October 2, 2004, using the current risk free rate of 2.23%, volatility of 130%, fair market value of the stock of $.51 per share, and a remaining life of 1.4 years, the fair value of this derivative liability was determined to be $42,814, and is reflected as a long term liability on the Consolidated Balance Sheet. In the current quarter the liability increased by $1,903, and accordingly derivative income of that amount was recorded in the consolidated statement of operations for the current quarter. This derivative income was offset by an expense for accretion during the quarter of $1,193.

For purposes of all purchase price adjustments under the Agreement, the number of common shares and per share amounts are subject to adjustments to give effect to stock splits, dividends, reorganizations and recapitalizations and other similar transactions occurring after the date of the Agreement.

12. Segment Information

During the three and nine months ended October 2, 2004, the Company’s operations comprised electrical construction services and information technology in the areas of voice, data, video and life safety.

The Company is managed as one specific line of business including construction and electrical services. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. The Company’s management relies on the internal management system to provide sales, cost and asset information for the business as a whole.

All of the Company’s assets as of October 2, 2004, and September 27, 2003, were attributable to U.S. operations. For the three months ended October 2, 2004, one customer accounted for 11% of the Company’s net sales of $9,493,000. For the nine months ended October 2, 2004, no customer accounted for over 10% of the Company’s net sales of $28,329,000.

13. Shareholders’ Equity

Incentive Stock Option Plan

The Company has a Stock Option Plan (the “Plan”). At October 2, 2004 and September 27, 2003, 812,890 and 810,095 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over four years.

A total of 344,188 and 489,188 options to purchase shares of the Company’s common stock were granted to employees of the Company during the three and nine months ended October 2, 2004, respectively. The options issued during these periods are forfeited if not exercised within five years, and vest ratably over forty-eight months starting with the month of grant. The weighted average per share value of these options was $0.41. There were 568,907 options granted during both the three and nine months ended September 27, 2003.

The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal quarters in 2004 and 2003 using the Black-Scholes pricing model as prescribed by SFAS No. 123 (see note 2). The following assumptions were used to calculate the value of options granted during the third quarter of 2004:

Risk-free interest rate	3.09%
Expected dividend yield	—
Expected life	5 years
Expected volatility	131%

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

In connection with the April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. In the period subsequent to this private placement through September 1, 2004, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares during that period. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. The net increase from the initial amount has previously been recorded as derivative expense in the consolidated statement of operations.

On September 1, 2004, the Company held a shareholders’ meeting at which it increased the authorized shares of common stock to 125 million shares. This increase in authorized shares eliminated the need for the Company to calculate and record a liability for warrant settlement beyond that date. At September 1, 2004, using the current risk free rate of 2.12%, volatility of 130%, fair market value of the stock of $0.59 per share, and a remaining life of 1.58 years, the fair value of the liability for warrant settlement was determined to be $48,976. This re-measurement resulted in an increase in the liability by $2,783 in the current quarter, and accordingly derivative expense of that amount was recorded in the consolidated statement of operations. The liability was then reclassified as common stock warrants in the shareholders’ equity section of the consolidated balance sheet. Barring any re-pricing or extension of the exercise dates of these warrants, no future adjustments to the value of these warrants will be required.

Series 2 Preferred Stock Warrants

In connection with the September 2003 preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. In the period subsequent to this private placement through September 1, 2004, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares during that period. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. The net increase from the initial amount has previously been recorded as derivative expense in the consolidated statement of operations.

On September 1, 2004, the Company held a shareholders’ meeting at which it increased the authorized shares of common stock to 125 million shares. This increase in authorized shares eliminated the need for the Company to calculate and record a liability for warrant settlement beyond that date. At September 1, 2004, using the current risk free rate of 2.3%, volatility of 130%, fair market value of the stock of $0.59 per share, and a remaining life of 2 years, the fair value of the liability for warrant settlement was determined to be $139,000. This re-measurement resulted in an increase in the liability by $7,333 in the current quarter, and accordingly derivative expense of that amount was recorded in the consolidated statement of operations. The liability was then reclassified as common stock warrants in the shareholders’ equity section of the consolidated balance sheet. Barring any re-pricing or extension of the exercise dates of these warrants, no future adjustments to the value of these warrants will be required.

Warrants from Debt Issuances

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

On September 1, 2004, the Company held a shareholders’ meeting at which it increased the authorized shares of common stock to 125 million shares. This increase in authorized shares eliminated the need for the Company to calculate and record a liability for warrant settlement beyond that date. At September 1, 2004, using the current risk free rate of 3.4%, volatility of 154%, fair market value of the stock of $0.59 per share, and a remaining life of 4.89 years, the fair value of the liability for warrant settlement was determined to be $780,372. This re-measurement resulted in an increase in the liability by $51,931 in the current quarter, and accordingly derivative expense of that amount was recorded in the consolidated statement of operations. The liability was then reclassified as common stock warrants in the shareholders’ equity section of the consolidated balance sheet.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Note 15), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513.

On September 1, 2004, the Company held a shareholders’ meeting at which it increased the authorized shares of common stock to 125 million shares. This increase in authorized shares eliminated the need for the Company to calculate and record a liability for warrant settlement beyond that date. At September 1, 2004, using the current risk free rate of 3.4%, volatility of 154%, fair market value of the stock of $0.59 per share, and a remaining life of 4.89 years, the fair value of the liability for warrant settlement was determined to be $20,776. This re-measurement resulted in an increase in the liability by $3,263 in the current quarter, and accordingly derivative income of that amount was recorded in the consolidated statement of operations. The liability was then reclassified as common stock warrants in the shareholders’ equity section of the consolidated balance sheet. On September 1, and October 1, 2004, according to the terms of the warrant provision of the debt agreement, the Company is obligated to issue 93,500 and 150,000 additional warrants, respectively. The value of these warrants of $123,488 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations.

14. Debt

Operating Line of Credit

As of October 2, 2004, the Company has a $5,000,000 credit facility. The Company has received an extension of the original expiration date of the borrowing facility to December 31, 2004 from August 12, 2004. This facility has been renewed annually. There can be no assurance that this facility will be renewed. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had no available borrowing capacity at October 2, 2004. As of October 2, 2004, borrowings of $4,886,764 were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at quarter end.

Long Term Debt

The Company had a note payable and a lease obligation outstanding at October 2, 2004. The total amount of these debts and their terms are summarized below.

	October 2,	January 3,
	2004	2004
Steven M. Wright unsecured promissory note, interest at 10%, due September 1, 2003. This note and accrued interest of $4,480 was converted to 117.81 shares of Series 3 preferred stock on April 2, 2004. (See note 15)	—	45,000
R. Patrick Hanlin, unsecured advance paid to a creditor of the Company on November 5, 2003. No terms were negotiated. This debt was converted to 38.095 shares of Series 3 preferred stock on April 2, 2004. (See note 15)	—	16,000
Christenson Leasing Company, LLC (CLLLC) subordinated promissory note, six monthly interest only payments beginning November 15, 2003, payments of $18,355 including interest at 12% beginning June 15, 2004, amortized over five years, due and payable in full on October 15, 2005. This debt and accrued interest was converted to 2,088.924 shares of Series 3 preferred stock on April 2, 2004. (See note 15)	—	825,000

	October 2,	January 3,
	2004	2004
Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises ($23,217), Christenson Leasing Company, LLC ($23,217), JW Assurance and Holding Limited ($33,168), interest only payments due January 17, 2004, sixteen quarterly payments totaling $6,337 beginning April 15, 2004 including interest at 12% until paid in full. This debt and accrued interest was converted to 216.571 shares of Series 3 preferred stock on April 2, 2004. (See note 15)	—	79,602
Steelcase, Inc. promissory note, quarterly interest only payments at 12% per annum beginning June 1, 2003. Annual principal payments of $69,773, second payment due and payable February 28, 2005, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $6,755). (See note 11)	132,790	198,984
Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises, Christenson Leasing Company LLC, JW Assurance and Holding Limited, JMW Capital Partners, Inc., interest only payment due January 17, 2004, sixteen quarterly payments of $4,036 beginning April 15, 2004 including interest at 12% until paid in full. This debt and accrued interest was converted to 137.630 shares of Series 3 preferred stock on April 2, 2004. (See note 15)	—	50,700
Christenson Leasing Company, LLC capital equipment lease, thirty six monthly payments of approximately $70,000 including interest at 25.04% beginning September 1, 2003, amortized over three years, due and payable in full on August 1, 2006. This lease obligation was terminated on September 10, 2004. (See note 15)	—	1,925,845
Destination Capital, LLC business loan agreement, net of debt discount of $16,054, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $83,333, thereafter. Interest accrued at prime plus 10%.	1,183,946	—

Total debt	1,316,736	3,141,131
Less current portion	(334,532)	(967,997)

Long term debt	$982,204	$2,173,134

15. Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at October 2, 2004 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment
Destination Capital, LLC(a)	Loan agreement	July 24, 2006	1,200,000	(d)14,550
CEAC (a)	Bond guarantee fees(c)	open	—	(c) (b)2,400
CEI(a)	Equipment lease	December 1, 2007	—	40,000
Destination Microfield, LLC(e)	Vehicle operating lease	August 1, 2006	—	(d)29,000
CEI(a)	Real property leases	October 31, 2008	—	58,748
John B. Conroy	Note receivable	September 16, 2005	66,250	—

(a) Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities. Mr. Jesenik is also President of each of the entities designated by this footnote.

(b) This lease payment and bond guarantee fee are approximations, and may fluctuate based on several factors.

(c) A. Mark Walter, an officer, participates in the guarantee of these bonds, and is paid a portion of this fee.

(d) These payments vary over the term of the loan. These amounts represent the payment in effect on October 2, 2004.

(e) William C. McCormick, a director and former interim CEO, holds a minority ownership interest in this entity.

Terms and conditions of each of the notes and agreements are listed below.

Notes Payable

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director of the Company, holds a significant interest. Under the terms of the agreement between the Company and Destination, the Company paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $0.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. During the 6 month agreement period, the Company issued incentive stock options at $0.31 per share, therefore the price per share used for these warrants was reduced to $0.31. The Company initially was obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.1%, volatility of 152%, fair market value of the Company’s stock of $.48 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the six-month term of the debt. This debt was outstanding on February 1, 2004, March 1, 2004 and April 1, 2004 and in accordance with the terms of the note agreement, the Company is further obligated to issue additional warrants to purchase 1,053,159 shares of the Company’s common stock. These warrants were valued using the Black Scholes pricing model. The assumptions used included risk free rates ranging from of 3.1% to 3.3%, volatility of 152%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock on those three dates of $0.46, $0.60 and $0.62 per share, respectively. The fair value of these warrants in the amount of $310,696 has been recorded as interest expense in the consolidated statement of operations for the nine months ended October 2, 2004. At the date of each of those warrant issuances, the Company did not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants was classified as liability for warrant settlement on the consolidated balance sheet. On September 1, 2004, the Company’s shareholders voted to increase the Company’s authorized common shares from 25,000,000 to 125,000,000. The fair market values of these warrants were re-measured on that date and reclassified as warrants in the shareholders’ equity section on the balance sheet, with the increase or decrease in their values recorded as interest income or expense in the consolidated statement of operations. The Note was repaid in full during April 2004.

On August 24, 2004 the Company entered into a Business Loan Agreement with Destination under which the Company can borrow from $1,250,000 up to $2,000,000 based on Destination’s discretion and funds availability. Under the terms of the agreement, the Company pays interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of the assets or stock of the Company, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of the stock of the Company or its subsidiary. Additionally, the Company will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. If the loan is initially drawn up to $1,250,000, and paid according to the terms of the agreement, this will result in the issuance of approximately 2.5 million warrants to Destination. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by the Company while the loan is outstanding. Beginning August 1, 2004, the Company was obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of August, September and October 2004.

Date	Loan Balance	Warrants Issued
August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000

Total warrants issued as of October 2, 2004		281,250

The Company initially was obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of the Company’s stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the term of the debt. The warrants issued on September 1, 2004 and October 1, 2004 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.4% to 3.5%, volatility of 155%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock on those two dates of $0.59, and $0.51 per share, respectively. At the time these warrant obligations arose, the Company had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of these two warrants of $51,938 and $71,550, respectively, were classified as warrants in the shareholders’ equity section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.

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

On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company. Under this note, six interest only payments were due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 were to be due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrued at 12% per annum beginning on September 15, 2003. This note and accrued interest was converted to 2,088.924 shares of Series 3 preferred on April 2, 2004.

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $6,337 were due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004,

$79,602 was outstanding under these notes. These notes were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004.

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $4,036 were due quarterly beginning on April 17, 2004. Interest on these notes accrued at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes and accrued interest were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004.

On April 2, 2004, approximately $118,000 of interest, payable to entities in which Mr. Jesenik has a significant interest under the notes and agreements listed above, was converted to Series 3 preferred stock. As of October 2, 2004 no interest is payable to entities in which Mr. Jesenik has a significant interest.

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

Equipment Lease Agreement

On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At January 3, 2004, the Company was past due on payments totaling $125,000. The Company reached agreement on a payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. This arrangement tendering a portion of the payment with preferred stock in lieu of cash, is for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due is scheduled to be paid entirely in cash. At October 2, 2004, the Company was past due on payments totaling $38,000, and has been reducing the arrearage monthly.

Master Vehicle Lease Agreement

On September 1, 2003 CTS entered into a master vehicle lease agreement with Christenson Leasing Company LLC (“CLLLC”), for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. Under the terms of the lease, CTS paid CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contained a renewal provision under which it had the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment was to remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. This lease was accounted for as a capital lease. On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date. At January 3, 2004, the Company was past due on payments totaling $271,720. On January 3, 2004, the Company amended the agreement with the lessor under which the monthly payments were reduced to approximately $70,000 per month, with $15,250 of the monthly lease obligation being paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. The Series 3 preferred stock tendered in conjunction with this payment reduction, was all issued on April 2, 2004. This reduction resulted in a decrease in interest rate on this lease from 32.22% to 25.04% per annum. This arrangement tendering a portion of the payment with preferred stock in lieu of cash is for the twelve monthly payments in 2004.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC, under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model, a risk free rate of 3.5%, volatility of 154%, fair market value of the stock of $0.55, and a five year life. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations.

The Company entered into a new Master Vehicle Lease Agreement, effective September     , 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick, interim CEO for the Company. In accordance with the terms of the agreement, the Company will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease.

Real Property Sub Leases

On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon. The monthly sublease payments totaled $58,748 through December 31, 2003. Of that amount, $798 was due on a month-to-month basis. The remaining $57,950 was due on leases with maturity dates between December 31, 2003 and October 31, 2008. The Company’s current monthly lease obligation is $55,168, with $7,922 of that on a month-to-month basis. The rent per month on the Thurman building is $38,744. The Company has been paying $15,000 per month on this lease since February 2004, in compliance with a second lease amendment dated February 1, 2004. The Company has also been accruing the unpaid portion of $23,744 each month. At October 2, 2004 there was $189,952 in back rent owed on this lease. The annual rent obligations from October 2, 2004, for each property are listed in the table below.

Location	Maturity		2004	2005	2006	2007	2008
Thurman Building	10/31/08		$306,184	$464,928	$464,928	$464,928	$387,440
Swan Island		*
Eugene	09/30/05		21,012	63,036
Crown Plaza Office	7/31/07		4,494	17,976	17,976	10,486
Pope Storage		*
Montgomery Park Storage		*

Total			$331,690	$545,940	$482,904	$475,414	$387,440

*	Month-to-Month

Administrative Services Agreement

On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant Shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2004, the payment by CEI for these services was renegotiated to $15,000 per month as the cost of services to CEI has been reduced. This amount remained at $15,000 through the July of 2004, at which time the Company discontinued billing CEI for these services.

Note Receivable

In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At October 2, 2004, accrued interest receivable under this note totaled $25,679.

Unsecured Payable

On November 5, 2003, R. Patrick Hanlin, Chairman of the Company’s board of directors, advanced $16,000 to the Company in the form of a payment directly to one of the Company’s creditors. The advance was unsecured and did not carry an interest rate or have any stated due date. On April 2, 2004 this debt was converted to approximately 38 shares of the Company’s Series 3 preferred stock. These shares of Series 3 preferred stock are convertible into 38,095 shares of the Company’s common stock at the option of the shareholder.

16. Investor Relations Consulting Agreement

On July 28, 2004, the Company entered into a one year agreement with Salzwedel Financial Communications, Inc. (“SFC”). SFC will represent the Company in investors’ communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company’s current and proposed activities, and to consult with management concerning such Company activities. As compensation for these services, the Company will pay $6,000 per month and issued to SFC 1.6 million shares of the Company’s common shares. These shares were issued after the Shareholder meeting on September 1, 2004. A portion of the $560,000 total value of these shares, in the amount of $512,000, was recorded as an expense in the consolidated statement of operations in the quarter ended October 2, 2004. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act.

17. Commitments and Contingencies

Manufacturing and Purchase Commitments

The Company purchases inventory on an as needed basis. There are no purchase commitments for products that CVI uses in the performance of its services.

The Company is party to a number of lease agreements, many of which are included in Note 15 above.

18. Shareholder Lawsuit

In March, 2004, Kurt Underwood (former President/CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, JMW Capital Partners, Inc., Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleges that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into Velagio, Inc. In addition, the lawsuit alleges that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit seeks damages of approximately $1.4 million. The Company intends to vigorously defend the lawsuit. At the date of this filing, the outcome of this matter is uncertain. The resolution of this lawsuit, while uncertain, may have a material impact to the Company’s results of operations and financial condition. The financial statements do not reflect any adjustments relative to this uncertainty, but since the legal expenses to vigorously defend this suit are probable, a legal accrual in the amount of $395,000 was estimated with counsel, accrued as a liability and charged to earnings in the nine months ended October 2, 2004.

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

19. Subsequent Events

On November 15, 2004 William C. McCormick resigned as the Company’s interim Chief Executive Officer (CEO). Mr. McCormick served in that capacity from early February 2004. As of the date of this report, a new CEO had not been named.

In conjunction with Mr. McCormick’s resignation, the Company’s board of directors appointed A. Mark Walter as the Company’s President. Mr. Walter has been with the Company since January 2003 as its Vice President of Operations.

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

During 2003, the Company made the decision to discontinue the operations of Velagio and previously acquired Innovative Safety Technologies, Inc. (IST). This decision was made based on the declining sales in these two entities, and the fact that many of the employees whose focus was in sales of these products and services were no longer with the Company. The remaining assets and liabilities were merged into CVI in December in conjunction with the combination of Velagio, IST and CTS. As of October 2, 2004, Microfield Group, Inc. has one wholly-owned subsidiary, Christenson Velagio, Inc.

The Company’s current acquisition strategy is to evaluate potential merger opportunities as they develop.

Management’s Focus in Evaluating Financial Condition and Operating Performance

Management meets regularly along two main divisions to review the business. These divisions include Operations, which consists of customer solicitation and project work performance, and Finance and Administration, which consists of the administration and support of the Company. Based on the kinds of information reviewed, meetings are held daily, weekly and monthly. Following is a list of the most critical information which management examines when evaluating the performance and condition of the Company.

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

     Opportunities and Risks. Some of the significant business risks CVI faces, among others, include interruption in the flow of materials and supplies, interruption of its work force through disagreements with its union, business contraction and expansion caused by the economy, and its lack of liquidity.

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

The Company initiated a cost reduction effort in the fourth quarter of 2003 that continued into the first three quarters of 2004. The Company has been successful in improving monthly cash flow in its effort to reach profitability. This is being done through a combination of staff reductions, lease restructurings and general expense cutbacks.

Trends.

CVI’s business is closely tied to the economy. In a down economy, the Company’s work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries aren’t expanding, CVI’s service projects are more focused toward changes, adds, moves, and fixes within this customer base. The Company is sensing a modest improvement in the economy at the current time, and may experience modest fluctuations in sequential quarterly revenues due to seasonal general economic trends.

In the last three years the Company has seen a dramatic downturn in spending for technology infrastructure. This affected the technology side of CTS’s business prior to its acquisition by the Company. It is anticipated that as the economy improves, CVI will see increasing revenue from the sales of technology products and services.

Results of Operations

The financial information presented for the three and nine months ended October 2, 2004, represents activity in Microfield Group, Inc. and its wholly-owned subsidiary, CVI . The financial information presented for the three and nine months ended September 27, 2003, represents activity in CVI and Microfield only. The operations of IST and Velagio for the three and nine months ended September 27, 2003, were previously consolidated with Microfield and CVI. The decision was made in the fourth quarter of 2003, to discontinue the operations of IST and Velagio. Therefore, results of operations for both IST and Velagio are included in discontinued operations on the consolidated statement of operations. Since the Company, as it is now structured, is now considerably larger in scale than it was one year ago prior to the acquisition of CTS, comparisons of current year financial information to one year prior as required in this report, are difficult to make in any meaningful way. Accordingly, additional information has been provided that compares current quarter results of operations to results from the past quarter or quarters.

Sales. Revenue for the three months ended October 2, 2004 was $9,493,000 compared to $1,107,000 for the three months ended September 27, 2003, and also compared to $9,191,000 and $9,646,000 in the first and second quarters of 2004, respectively. In the first two quarters of 2004, the Company saw increases in revenue from Robertson & Olson, a general contractor for multiple remodel projects for the Walgreens drug stores in southern Washington. Overall, sales have exceeded $2 million to this account in 2004. As the completion of these projects occurred at the end of the second quarter of 2004, a major new project began with the Evergreen School district in southern Washington. This project, the installation of audio visual equipment in classrooms, had sufficient revenue in the third quarter to offset the loss of the Walgreens jobs as they wound down in Q3. With smaller service and construction business remaining at a similar level, the offset of Evergreen for Walgreens, allowed third quarter revenue to remain steady with the prior quarter (down $153,000 in sequential revenue between the second and third quarters of 2004). There were sales to one customer that accounted for 11% of the Company’s total sales for the three months ended October 2, 2004.

Revenue for the nine months ended October 2, 2004 was $28,329,000 compared to $1,107,000 for the nine months ended September 27, 2003. There were no sales to individual customers during the nine months ended October 2, 2004 that comprised 10% or more of the Company’s total sales for that period. Due to new sources of revenues from the newly acquired CVI entity, and the disproportionate size of the revenues in the nine months ended October 2, 2004 compared to those for the same period in 2003, no meaningful comparison can be made between revenue of the two nine month periods presented in the accompanying consolidated statements of operations.

Cost of Sales. Cost of sales totaled $7,804,000 (or 82% of sales) for the three months ended October 2, 2004, compared to $861,000 (or 78% of sales) for the same period in the prior year. Cost of sales for the first and second quarters of 2004 totaled $7,379,000 (80% of sales) and $7,975,000 (83% of sales), respectively.

Cost of sales for the nine months ended October 2, 2004 was $23,234,000 compared to $861,000 for the nine months ended September 27, 2003. All of the current year’s cost of sales for the three and nine month periods includes the cost of labor, products, supplies and overhead used in providing electrical and technology services in CVI. In the nine month period ended September 27, 2003, these costs were for only

12 days from the date of acquisition, September 16, 2003, to the end of the quarter. Due to new sources of costs of sales from newly acquired CTS, and the disproportionate size of the cost of sales in the periods in 2004 compared to those in the same periods in 2003, no meaningful comparison can be made between cost of sales of the three and nine month periods presented for 2004 and 2003 in the accompanying consolidated statements of operations. During 2004, cost of sales has remained in a relatively narrow range as a percentage of sales (80%-83%). While some cost improvements have been made in operations areas, the overall costs have fluctuated in this narrow range due to factors influencing the business, including line of business mix, service work versus contract work and the operational execution of contract work to bid price.

Gross Profit. Gross profit for the three months ended October 2, 2004 was $1,688,000 (or 18%) compared to $245,000 (or 22%) for the same period in 2003. The gross profit amount for the current fiscal year is the result of sales of products and services of CVI. Gross profits for the first and second quarters of 2004 were $1,812,000 (or 20%) and $1,671,000 (or 17%), respectively.

Gross profit for the nine months ended October 2, 2004 was $5,095,000 (or 18%) compared to $245,000 (or 22%) for the same period in 2003. The gross profit amount for the current fiscal year is the result of sales of products and services of CVI. Due to new sources of gross profits from newly acquired CTS, and the disproportionate size of the gross profits in the first nine months of 2004 compared to those in the same period of 2003, no meaningful comparison can be made between gross profits of the two nine month periods presented in the accompanying consolidated statements of operations. The current quarter’s gross margin of 18% falls within a relatively narrow range in which the business has been operating throughout 2004 (17%-20%). While some cost improvements have been made in operations areas, the overall costs have fluctuated in this narrow range due to many factors influencing the business, including line of business mix, service work versus contract work and the operational execution of contract work to bid price.

Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs. It is anticipated that as savings are realized from the implementation of cost reduction efforts and higher gross margin work projects are targeted, overall gross profit margins may increase.

Sales, General and Administrative Expenses(S, G & A). S, G & A expenses were $2,424,000 (or 26% of sales) for the three months ended October 2, 2004, compared to $704,000 (or 64% of sales) for the three months ended September 27, 2003. S, G & A expenses were $3,013,000 (or 33% of sales) and $2,245,000 (or 23% of sales) in the first and second quarters of 2004, respectively and $2,689,000 for the fourth quarter of 2003. The year over year increase is due to the acquisition of CTS in September 2003. S, G & A expenses decreased from both the fourth quarter of 2003 and the first quarter of 2004, as many of the actions management has taken to reduce overhead are being realized. The increase in S, G & A expense between the second quarter and the third quarter of 2004 is due primarily to a one-time charge of $512,000 for public relation consulting, all charged on the third quarter of 2004. S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. The acquisition of CTS brought 279 employees to the Company, compared to 6 people that were employed by the Company during the three months ended September 27, 2003. Payroll costs, which include salary, payroll taxes and fringe benefits, totaled $1,271,000 for the three months ended October 2, 2004 compared to $229,000 in the three months ended September 27, 2003. Payroll costs for the third quarter 2004, decreased significantly over the first and second quarter payroll costs of $1,476,000 and $1,377,000, respectively. The Company has taken steps over the past several quarters to lower overhead, which has resulted in this reduction in sequential quarterly payroll costs.

Total rents for the three months ended October 2, 2004 were $160,000, which was primarily comprised of facilities rent. This is compared to $30,000 of rent incurred in the three months ended September 27, 2003. Rents in the first and second quarters of 2004 were $184,000 and $187,000, respectively. Rents were down in the third quarter of 2004 compared to the first two quarters due to a reduction in the estimated amount of accrued rent that will be due upon renegotiation of the facility lease with the landlord.

Outside services, professional fees, insurance, utilities and depreciation for the three months ended October 2, 2004 totaled $855,000, compared to $510,000 for the three months ended September 27, 2003. These same expenses for the first and second quarters of 2004 were $961,000 and $437,000, respectively. The first quarter expense included a charge of $395,000 for estimated legal costs associated with defending a lawsuit in which the Company is involved. The current quarter expense included a charge of $512,000 for the value of the Company’s common stock paid to a public relations firm for investor relations work done by them. Excluding these two charges, this group of expenses has decreased sequentially over the last three quarters.

S, G & A expenses were $7,649,000 (or 27% of sales) for the nine months ended October 2, 2004, compared to $1,038,000 (or 94% of sales) for the nine months ended September 27, 2003. The increase is due to the acquisition of CTS in September 2003. Due to new sources of expenses from newly acquired CTS, and the disproportionate size of the S, G & A expenses in the three and nine months ended September 27, 2004 compared to those in the three and nine months ended September 27, 2003, no meaningful comparison can be made between expenses of the two periods presented in the accompanying consolidated statements of operations.

Interest Expense. Interest expense was $464,000 for the three months ended October 2, 2004, compared to $52,000 for the three months ended September 27, 2003, and also compared to $967,000 and $314,000 for the first and second quarters of 2004, respectively. The significant addition of interest expense was due primarily to the acquisition of CTS in September 2003, in which a significant amount of interest-bearing debt was assumed as a part of the transaction. This debt included an accounts receivable based lending facility and a vehicle capital lease. Interest expense in the first, second and third quarters of 2004, includes non-cash charges characterized as interest expense, that arose from the issuance and re-valuation of warrants associated with two debt financings undertaken by the Company. These charges totaled $598,000, $78,000 and $128,000 in the first, second and third quarters of 2004, respectively.

Interest expense was $1,886,000 for the nine months ended October 2, 2004 compared to $59,000 for the nine months ended September 27, 2003. This increase is due in part to the debt acquired in the acquisition of CTS in September 2003 and to the issuance of warrants in connection with the January 2004, and August 2004 Destination Capital notes. The Company recorded $804,000 in non-cash interest expense related to these warrants under the terms of the notes in the nine months ended October 2, 2004.

Derivative income/expense. The Company incurred $13,000 in non-cash derivative expense for the three months ended October 2, 2004 compared with none for the three months ended September 27, 2003. This expense is recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the consolidated balance sheet. The expense was computed using the fair value of the Company’s common stock, among other factors, and produced non-cash derivative expense or derivative income as the Company’s stock price increased or decreased, respectively. The Company recorded a non-cash charge against earnings for derivative expense of $264,000 in the first quarter of 2004, while net non-cash derivative income of $235,000 was included in earnings for the second quarter of 2004.

Gain / Loss From Discontinued Operations

After the acquisitions of Velagio and CTS, management discontinued the operations of both Velagio and IST due to a decline in sales and a decision to focus on the CTS business. Accordingly, the revenue, expenses and other income or losses for IST and Velagio are condensed and reported as discontinued operations in the consolidated statement of operations. Certain information from those businesses is reported below.

Sales of IST and Velagio products and services for the three and nine months ended September 27, 2003 totaled $137,000 and $428,000, respectively. The cost of sales of IST and Velagio products and services for those same periods was $107,000 and $317,000, respectively. Gross profit of IST and Velagio included in discontinued operations for the three and nine months ended September 27, 2003 was $30,000 and $111,000, respectively.

S, G & A and other expense incurred in IST for the three and nine months ended September 27, 2003 totaled $711,000 and $948,000, respectively. These costs were mainly comprised of payroll costs, outside services, and advertising and promotions.

Discontinued operations also contain a gain on the sale of the SoftBoard business. The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.” These royalties totalled $25,000 and $63,000, respectively for the three and nine months ended October 2, 2004, and $15,000 and $39,000, respectively for the three and nine months ended September 27, 2003.

Income Taxes. There was no provision for income taxes for the three and nine months ended October 2, 2004 and September 27, 2003 due to losses incurred by the Company in those periods. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At October 2, 2004, the Company had negative working capital of approximately $2,601,000 and its primary source of liquidity consisted of cash and its operating line of credit.

The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2004 and 2003. As of October 2, 2004 the Company had negative working capital of $2,326,000, total liabilities of $12,893,000 and an accumulated deficit of $27,127,000. While it is anticipated that the losses from continuing operations will decline as a result of cost reduction efforts, debt conversions and fundraising events, recurring losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company will seek additional investment capital and debt facilities. Investment capital or debt facilities may be difficult to obtain due, among other issues, to the Company’s inability to meet certain SEC reporting requirements relative to the 2002 and 2001 financial statements of CTS issued after the acquisition of that company. Additionally, there is an unresolved lawsuit pending against the Company. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is focusing on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn cash flow positive and profitable.

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. The Company borrowed $600,000 under this facility. In April 2004, the Company raised an additional $1,724,000 (net of issuance costs) through the issuance of Series 4 preferred shares, a portion of which was used to pay off the $600,000 borrowed in January 2004, with the remainder to be used for operating capital by the Company. This debt facility terminated on July 22, 2004.

On August 24, 2004, the Company entered into a Business Loan Agreement with Destination Capital, LLC under which it has the ability to borrow between $1,250,000 and $2,000,000. The Company received a $300,000 advance from Destination on July 27, 2004, in advance of the completion of the agreement. The Company borrowed an additional $450,000 in August, 2004, and $450,000 in September, 2004. At October 2, 2004 the balance due on this loan was $1,200,000. Interest accrues under this agreement at the rate of prime plus 10%. Accrued interest payable under this loan totaled approximately $4,000 at October 2, 2004. (see Note 15)

Accounts receivable increased to $7,070,000 at October 2, 2004 from $5,432,000 at January 3, 2004. The increase is due to the acquisition of two large customers in the first part of the year. Sales in the last weeks of fiscal year 2003 were also negatively impacted by weather and the holidays, while of sales in the third quarter 2004 were increasing due to seasonal influences. This contributed to a higher receivable balance at the end of the third quarter 2004 compared to receivables at the end of 2003. These receivables were produced by sales of electrical construction services and technology infrastructure products and services. Receivables are net of an allowance for doubtful accounts of $116,000 and $118,000 at October 2, 2004 and January 3, 2004, respectively. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved. At October 2, 2004, no single customer account balance exceeded 10% of total outstanding accounts receivable.

Inventory decreased to $420,000 at October 2, 2004 from $430,000 at January 3, 2004. The decrease is due to normal fluctuations in inventory based on sales levels at any point in time. This balance mainly includes inventory used in the electrical services business. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases.

With the acquisition of CTS the Company recorded costs in excess of billings which reflect those costs incurred on construction and services, which have not yet been billed to customers. This amount was $964,000 at October 2, 2004, and should remain relatively constant as a percentage of sales on an ongoing basis.

Property and equipment, net of depreciation decreased to $135,000 at October 2, 2004 compared to $1,818,000 at January 3, 2004. This decrease was due to the termination of the Company’s capital lease agreement. On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement, under which it was released from its obligation under the previous Master Vehicle Lease. In exchange for this early termination, the Company issued the lender 1,000,000 warrants to purchase its common stock. The value of these shares, in the amount of $515,000, was recorded as an expense in the consolidated statement of operations in the quarter ended October 2, 2004

On September 9, 2004, the Company entered into a new Master Vehicle Lease Agreement, under which it leases the vehicles it returned under the previous Master Vehicle Lease Agreement. The new agreement is an operating lease, and as such, no assets or liabilities are recorded on the consolidated balance sheet. The agreement calls for 27 monthly lease payments starting at $29,000 per month for the first 12 months, increasing to $35,000 for the next 12 months, and increasing to $45,000 per month for last 3 months. This payment stream is shown in the table below. These payment amounts represent a substantial reduction from the previous payment amounts of approximately $70,000 per month. (See Note 15)

Fiscal year	Lease expense
2004	$87,000
2005	366,000
2006	450,000

$903,000

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

Accounts payable decreased to $3,311,000 at October 2, 2004 from $3,896,000 at January 3, 2004. The Company has been continuing to reduce its overall payable balances through cash raising events such as its Series 4 preferred stock financing in April 2004, and the loan from Destination Capital in August 2004. Accounts payable consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company.

Accrued payroll, payroll taxes and benefits were $1,858,000 at October 2, 2004 compared to $1,274,000 at January 3, 2004. This increase is due to the fact that the Company is past due on its health and welfare payments to its employees’ union. While the union has certain legal and lien rights should the deficiency not be cured in a timely manner, management and representatives from the union have been meeting regularly and are jointly cooperating in a plan to bring the arrearage current. This liability consists primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well.

These liabilities are normally short-term in nature with most of them being paid within one to six weeks of the expense being incurred.

The bank line of credit was approximately $4,887,000 at October, 2004. This is an increase of $556,000 from $4,331,000 outstanding at January 3, 2004. This lending facility is a primary source of funds for the Company. Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facility. Until the Company’s liquidity issues ease, this facility will continue to be used to the fullest extent possible, daily, for operating capital. The facility has a limit of $5,000,000 and borrowings are based on 85% of eligible accounts receivable. As of October 2, 2004, based on eligible receivables, the Company had no available borrowing capacity. In August 2004, the Company received an extension on the expiration and renewal date from August 2004 to December 2004. There can be no assurance that this facility will be renewed beyond that date.

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

The Company had no commitments for capital expenditures in material amounts at October 2, 2004.

The Company has the following amounts due under leases and debt agreements.

	Payments due by period
	2004	2005	2006	2007	2008
Space leases	$331,690	$545,940	$482,904	$475,414	$387,440
Equipment lease	120,000	480,000	480,000	480,000	—
Vehicle operating lease	87,000	366,000	450,000	—	—
Long-term debt obligations	—	653,104	736,436	—	—

Total	$538,690	$2,045,044	$2,149,340	$955,414	$387,440

Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at October 2, 2004 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment
Destination Capital, LLC(a)	Loan agreement	July 24, 2006	1,200,000	(d)14,550
CEAC(a)	Bond guarantee fees(c)	open	—	(c) (b)2,400
CEI(a)	Equipment lease	December 1, 2007	—	40,000
Destination Microfield, LLC(e)	Vehicle operating lease	August 1, 2006	—	(d)29,000
CEI(a)	Real property leases	October 31, 2008	—	58,748
John B. Conroy	Note receivable	September 16, 2005	66,250	—

(a) Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities.

(a) This lease payment and bond guarantee fee are approximations, and may fluctuate based on several factors.

(c) A. Mark Walter, an officer, participates in the guarantee of these bonds, and is paid a portion of this fee.

(d) These payments vary over the term of the loan. These amounts represent the payment in effect on October 2, 2004.

(e) William C. McCormick, a director and interim CEO, holds a minority ownership interest in this entity.

Terms and conditions of each of the notes and agreements are listed below.

Notes Payable

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director of the Company, holds a significant interest. Under the terms of the agreement between the Company and Destination, the Company paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $0.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. During the 6 month agreement period, the Company issued incentive stock options at $0.31 per share, therefore the price per share used for these warrants was reduced to $0.31. The Company initially was obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.1%, volatility of 152%, fair market value of the Company’s stock of $.48 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the six-month term of the debt. This debt was outstanding on February 1, 2004, March 1, 2004 and April 1, 2004 and in accordance with the terms of the note agreement, the Company is further obligated to issue additional warrants to purchase 1,053,159 shares of the Company’s common stock. These warrants were valued using the Black Scholes pricing model. The assumptions used included risk free rates ranging from of 3.1% to 3.3%, volatility of 152%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock on those three dates of $0.46, $0.60 and $0.62 per share, respectively. The fair value of these warrants in the amount of $310,696 has been recorded as interest expense in the consolidated statement of operations for the nine months ended October 2, 2004. At the date of each of those warrant issuances, the Company did not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants was classified as liability for warrant settlement on the consolidated balance sheet. On September 1, 2004, the Company’s shareholders voted to increase the Company’s authorized common shares from 25,000,000 to 125,000,000. The fair market values of these warrants were re-measured on that date and reclassified as warrants in the shareholder’s equity section on the balance sheet, with the increase or decrease in their values recorded as interest income or expense in the consolidated statement of operations. The Note was repaid in full during April 2004.

On August 24, 2004 the Company entered into a Business Loan Agreement with Destination under which the Company can borrow from $1,250,000 up to $2,000,000 based on Destination’s discretion and funds availability. Under the terms of the agreement, the Company pays interest at prime plus 10% (prime plus

12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of the assets or stock of the Company, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of the stock of the Company or its subsidiary. Additionally, the Company will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. If the loan is initially drawn up to $1,250,000, and paid according to the terms of the agreement, this will result in the issuance of approximately 2.5 million warrants to Destination. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by the Company while the loan is outstanding. Beginning August 1, 2004, the Company was obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of August, September and October 2004.

Date	Loan Balance	Warrants Issued
August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000

Total warrants issued as of October 2, 2004		281,250

The Company initially was obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of the Company’s stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the term of the debt. The warrants issued on September 1, 2004 and October 1, 2004 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.4% to 3.5%, volatility of 155%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock on those two dates of $0.59, and $0.51 per share, respectively. At the time these warrant obligations arose, the Company had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of these two warrants of $51,938 and 71,550, respectively, were classified as warrants in the shareholders’ equity section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.

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

On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company. Under this note, six interest only payments were due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 were to be due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrued at 12% per annum beginning on September 15, 2003. This note and accrued interest was converted to 2,088.924 shares of Series 3 preferred on April 2, 2004.

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $6,337 were due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $79,602 was outstanding under these notes. These notes were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004.

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $4,036 were due quarterly beginning on April 17, 2004. Interest on these notes accrued at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes and accrued interest were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004.

On April 2, 2004, approximately $118,000 of interest, payable to entities in which Mr. Jesenik has a significant interest under the notes and agreements listed above, was converted to Series 3 preferred stock. As of October 2, 2004 no interest is payable to entities in which Mr. Jesenik has a significant interest.

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

Equipment Lease Agreement

On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At January 3, 2004, the Company was past due on payments totaling $125,000. The Company reached agreement on a payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. This arrangement tendering a portion of the payment with preferred stock in lieu of cash, is for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due is scheduled to be paid entirely in cash. At October 2, 2004, the Company was past due on payments totaling $38,000, and has been reducing the arrearage monthly.

Master Vehicle Lease Agreement

On September 1, 2003 CTS entered into a master vehicle lease agreement with CLLLC for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. Under the terms of the lease, CTS paid CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contained a renewal provision under which it had the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment was to remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. This lease was accounted for as a capital lease. On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date. At January 3, 2004, the Company was past due on payments totaling $271,720. On January 3, 2004, the Company amended the agreement with the lessor under which the monthly payments were reduced to approximately $70,000 per month, with $15,250 of the monthly lease obligation being paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. The Series 3 preferred stock tendered in conjunction with this payment reduction, was all issued on April 2, 2004. This reduction resulted in a decrease in interest rate on this lease from 32.22% to 25.04% per annum. This arrangement tendering a portion of the payment with preferred stock in lieu of cash is for the twelve monthly payments in 2004.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement under which the Company terminated its previous master vehicle lease agreement with Christenson Leasing Company LLC (“CLLLC”). Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model, a risk free rate of 3.5%, volatility of 154%, fair market value of the stock of $0.55, and a five year life. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations.

The Company entered into a new Master Vehicle Lease Agreement, effective September   , 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick, interim CEO for the Company. In accordance with the terms of the agreement, the Company will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations, over the life of the lease.

Real Property Sub Leases

On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon. The monthly sublease payments totaled $58,748 through December 31, 2003. Of that amount, $798 was due on a month-to-month basis. The remaining $57,950 was due on leases with maturity dates between December 31, 2003 and October 31, 2008. The Company’s current monthly lease obligation is $55,168, with $7,922 of that on a month-to-month basis. The rent per month on the Thurman building is $38,744. The Company has been paying $15,000 per month on this lease since February 2004, in compliance with a second lease amendment dated February 1, 2004. The Company has also been accruing the unpaid portion of $23,744 each month. At October 2, 2004 there was $189,952 in back rent owed on this lease. The annual rent obligations from October 2, 2004, for each property are listed in the table below.

Location	Maturity		2004	2005	2006	2007	2008
Thurman Building	10/31/08		$306,184	$464,928	$464,928	$464,928	$387,440
Swan Island		*
Eugene	09/30/05		21,012	63,036
Crown Plaza Office	7/31/07		4,494	17,976	17,976	10,486
Pope Storage		*
Montgomery Park Storage		*

Total			$331,690	$545,940	$482,904	$475,414	$387,440

*	Month-to-Month

Administrative Services Agreement

On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant Shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2004, the payment by CEI for these services was renegotiated to $15,000 per month as the cost of services to CEI has been reduced. This amount remained at $15,000 through the July of 2004, at which time the Company discontinued billing CEI for these services.

Note Receivable

In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At October 2, 2004, accrued interest receivable under this note totaled $25,679.

Unsecured Payable

On November 5, 2003, R. Patrick Hanlin, Chairman of the Company’s board of directors, advanced $16,000 to the Company in the form of a payment directly to one of the Company’s creditors. The advance was unsecured and did not carry an interest rate or have any stated due date. On April 2, 2004 this debt was converted to approximately 38 shares of the Company’s Series 3 preferred stock. These shares of Series 3 preferred stock are convertible into 38,095 shares of the Company’s common stock at the option of the shareholder.

Recent Accounting Pronouncements

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued a final standard in December 2004 that is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

FAS 129-1. In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, “Disclosure Requirements under SFAS 129, “Disclosure of Information about Capital Structure,” Relating to Contingently Convertible Securities.” The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company’s financial position, results of operations, or cash flows.

EITF 04-08. In September 2004, the Emerging Issues Task Force issued EITF 04-08 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. The Company adopted this standard as of September 2004. The Company has reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to the Company’s historical results is required, therefore, adoption of this EITF did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 3. Controls and Procedures

Prior to the September 16, 2003 acquisitions of CTS and Velagio, the Company officers, including the former Chief Executive Officer, had evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (“Exchange Act”) and found them to be effective in alerting the Chief Executive Officer on a timely basis to material information relating to the Company required to be included in the Company’s securities filings. At that time, the Company did not have a Chief Financial Officer.

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

During January 2004, the Company’s CEO, CFO and Executive Vice President left the employ of the Company. A new interim CEO and acting CFO joined the Company in late January and early February 2004 having had no prior affiliation with the combined companies or operations. Not having been in a position of active management or knowledge over transactions during FY 2003, this new management team began their assessment of disclosure controls and internal controls while continuing the efforts of prior management. Current management has initiated its own process of disclosure controls and procedures which it believes to be effective in alerting the President on a timely basis to material information relating to the company, required to be included in the Company’s securities filings.

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

As of the date of this filing, there was no resolution to this suit and the related countersuit.

Item 2. Changes in Securities

On September 1, 2004, the Company held a shareholders’ meeting at which it increased the authorized shares of common stock from 25,000,000 shares to 125 million shares.

Item 3. Defaults Upon Senior Securities

Prior to September 1, 2004, there were not adequate authorized common shares to effect the conversion of all outstanding convertible securities and common stock equivalents into common shares of the Company. There are outstanding 6,940,484 Series 2 convertible preferred shares, each convertible into one share of common, 3,640.803 Series 3 convertible preferred shares, each convertible into one thousand shares of common, 4,605.265 Series 4 convertible preferred shares, each convertible into one thousand shares of common, 812,891 incentive stock options, each exercizeable into one share of common, and 2,510,643 warrants, each exercizeable into one share of common stock. These convertible securities and common stock equivalents are convertible into 13,710,822 shares of the Company’s common stock. Prior to that date there were 25,000,000 common shares authorized, of which 18,372,570 were outstanding. On September 1, 2004, the Company held a shareholders’ meeting at which it increased the authorized shares of common stock to 125 million shares. This shareholder action cured the securities default that had existed since the fourth quarter of 2003.

At October 2, 2004, the Company had undeclared dividends in arrears on Series 2 preferred stock, Series 3 preferred stock and Series 4 preferred stock in the amount of $284,869. Under the terms of the issuances of these series of preferred stock, dividends are payable at the discretion of the Company’s board of directors.

Item 4. Submission of Matters to a Vote of Security Holders

On September 1,2004, the Company held a special Shareholders meeting, at which the shareholders voted to expand increase the number of authorized shares of the Company’s common stock from 25 million, 000,000 to 125,000,000 million. No other matters were brought before the shareholders in the quarter ended October 2, 2004. There were 19,878,059 votes represented at the meeting, and all were unanimously cast for this matter, out of a total possible of 32,747,886 votes.

Also on September 1, 2004, the Company’s shareholders adopted the 2004 Stock Incentive Plan which replaced the Company’s 1995 Stock Incentive Plan. This new plan increased the number of shares available for issuance by 10 million shares. There were 19,878,059 votes represented at the meeting, and all were unanimously cast for this matter, out of a total possible of 32,747,886 votes.

Item 5. Other Information

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement under which the Company terminated its previous master vehicle lease agreement with Christenson Leasing Company LLC (“CLLLC”). Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares

In conjunction, the Company entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick, interim CEO for the Company. In accordance with the terms of the agreement, the Company will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits filed as part of this report are listed below:

     Exhibit No.

     31.1 Certification of President pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     Two reports on Form 8-K were filed during the quarter ended October 2, 2004.

One report was filed on August 24, 2004 to announce a new debt agreement between the Company’s subsidiary, Christenson Velagio, Inc. and Destination Capital, LLC.

A second report was filed on September 8, 2004 to announce the results of a shareholder vote to expand the Company’s authorized common shares from 25 million to 125 million.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2004

MICROFIELD GROUP, INC.
By:	/s/ A. Mark Walter

A. Mark Walter President (Principal Executive Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2004

MICROFIELD GROUP, INC.

By:	/s/ A. MARK WALTER

A. Mark Walter
President
(Principal Executive Officer)