Form 10KSB
period 2005-01-01
MICROFIELD GROUP INC
filed 2005-05-20
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-KSB

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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
Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑    No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year were $36,467,000.

The aggregate market value of voting stock held by non-affiliates of the registrant at April 1, 2005 was $5,547,485 computed by reference to the average bid and asked prices as reported on the Nasdaq Bulletin Board Market.

The number of shares outstanding of the Registrant’s Common Stock as of April 1, 2005 was 18,491,618 shares (this number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability).

The index to exhibits appears on page 81 of this document.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

MICROFIELD GROUP, INC.
FORM 10-KSB INDEX

This filing includes statements that may constitute “forward-looking” statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause or contribute to such differences that include, but are not limited to, competitive factors, the success of new products and services in the marketplace, dependence upon third party vendors, and the ability to obtain financing. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this filing.

PART I

Item 1. Description of Business

General

Microfield Group, Inc. (the “Company”) specializes in the installation of electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a viable, profitable electrical services and technology infrastructure business.

In September 2003, the Company acquired privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS). In December, 2003 the service and technology teams of Velagio and CTS were consolidated into one subsidiary under the name Christenson Velagio, Inc. (CVI) in order to take full advantage of inherent synergies within the subsidiaries, as well as capture competitive advantage. In the remainder of this document, when referring to the acquisitions of either CTS or Velagio, or both, the acquired business may be referred to as CVI. The newly formed organization conducts business in the electrical services and technology infrastructure sectors. CVI has the ability to deliver the following products and services:

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

During 2003, the Company made the decision to discontinue the operations of Velagio and previously acquired Innovative Safety Technologies, Inc. (IST). This decision was made based on the declining sales in these two entities, and the fact that many of the employees whose focus was in sales of these products and services were no longer with the Company. The net revenue and expenses of those two entities for the years ended January 1, 2005 and January 3, 2004 are reported as “Discontinued operations” in the consolidated statement of operations. The remaining assets and liabilities were merged into CVI in December in conjunction with the combination of Velagio, IST and CTS. As of January 1, 2005, Microfield Group, Inc. has one wholly-owned subsidiary, Christenson Velagio, Inc.

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

     Enterprise Security and Life Safety Systems

The Company’s extensive knowledge of access control systems, intrusion alarm systems and fire protection systems, allows CVI to provide the highest level of protection available for most sizes of enterprises. Providing a safe working environment, protection of company assets including intellectual property, and reducing liability exposure are critical business needs that are met with the Company’s systems. CVI’s ability to perform facility audits assists its customers in evaluating site requirements or weaknesses in their existing systems and provides a basis for recommendations. Included in this category of service (beyond physical site security) is our ability to provide IT Network security including firewalls and VPN/Remote access security functions.

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

Customers

With the acquisition of CVI, the Company now provides electrical and technology products and services for a wide range of end use customers in the western United States. The Company’s customer base changed materially with the acquisitions in September 2003. The Company’s revenues for the eight and a half month period prior to the acquisitions of CVI and Velagio, were less than $500,000. Revenues attained in the three and a half months of 2003 after the acquisitions were completed, were in excess of $10 million. Revenues for the year ended January 1, 2005 were in excess of $36 million.

Approximately half of the Company’s current revenue base comes as subcontracting work through general contractors. CVI’s customers span all major industries, including: government, education, retail, entertainment, finance, health care, manufacturing and transportation. Major end user customers include Evergreen School District, Allied Security, Portland Community College, Legacy, Melvin Mark Properties and Boeing. For the years ended January 1, 2005 and January 3, 2004, no single customer accounted for 10% of the Company’s revenue.

Acquisitions and Investments

Microfield’s strategy was one that focused on the acquisition and deployment of products and services with strong intellectual property asset value and the potential for significant growth. During 2003, the Company completed two acquisitions. In September 2003, the Company merged with privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS). Velagio was a consulting firm that provided outsourced services for the development and implementation of software packages. CTS was an electrical technology and electrical services firm.

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

During the fourth quarter of 2003, shortly after the acquisitions of Velagio and CTS, the Company made the decision to discontinue the operations of IST and Velagio. The remaining assets and liabilities were merged into CVI in December in conjunction with the combination of Velagio, IST and CTS. The Company did not make any acquisitions in 2004. As of January 1, 2005, Microfield Group, Inc. has one wholly-owned subsidiary, Christenson Velagio, Inc.

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

Manufacturing and Supply

CVI purchases telecommunication equipment, networking equipment, cabling, wiring and various other equipment and supplies that it uses in customer applications, or that it sells and installs at customer sites. The Company relies on various vendors for these products, and does not manufacture any of the products that it sells or installs.

The electrical services industry is a mature industry. As such, there are numerous vendors that supply the products that CVI uses in this market. CVI purchases supplies from several of these vendors, and has secondary sources for all products that it buys. CVI has had negative operating cash flows in its business since it was acquired by Microfield. This negative cash flow has had a measurable impact on the operations of the Company, and there is no assurance that the supply of products and materials will continue to be available if the Company’s working capital position further deteriorates.

The Company’s goal is to keep its inventory of parts and supplies to a minimum. A fleet of vehicles is leased by the Company for use by technicians and electricians in servicing customers. Each vehicle has a stock of parts and/or tools used by CVI employees in their work. The inventory on board the vehicles is kept at a fairly constant level, to match the work flow throughout the year. Each technician and electrician has the authority to order and pick up parts as needed to fulfill job requirements in conjunction with the Company’s purchase order policy. CVI also maintains a stock of inventory and supplies at its main plant.

The technology services business is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. The Company’s future success in this industry depends on its ability to keep pace with these new developments and requirements, and to provide customer solutions using current technology, on a cost-effective and timely basis. Failure to keep pace with these customer requirements, industry standards and technological developments could have a material adverse effect on the Company’s results of operations and financial condition.

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

Intellectual Property

As a part of the purchase of IST in 2002, the Company owns United States Patent No. 5,288,945. This patent covers the No Tug Plug™ and was issued in February 1994. The patent was purchased by Innovative Safety Technologies, LLC in July 2002 from the original inventor. IST was granted the Trademark for the mark “No Tug Plug,” in November, 2002. In November 2003, the Company made the decision to discontinue the operations of IST. The Company still owns the above mentioned patent and trademark.

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

Employees

The Company employed approximately 255 and 285 full time persons as of January 1, 2005 and January 3, 2004, respectively. The Company’s workforce fluctuates based on the project work flow at any specific point in time.

Approximately 206 of the Company’s employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

Item 2. Properties

The Company leased six facilities in Portland and Eugene, Oregon, during 2004. These facilities consist of approximately 14,000 square feet of office space. The facilities are occupied pursuant to both fixed-term, and month-to-month leases. The Company does not own or lease any manufacturing space, and considers the premises adequate for its purposes for the immediate future.

Item 3. Legal Proceedings

In March, 2004, Kurt Underwood (former President/CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, JMW Capital Partners, Inc., Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleged that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into Velagio, Inc. In addition, the lawsuit alleged that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit sought damages of approximately $1.4 million.

On May 27, 2004, the Company, certain executives, board members and related companies filed two separate answers, affirmative defenses, and counterclaims against Mr. Underwood in Multnomah County Circuit Court alleging violations of Oregon Securities law and Oregon common law in connection with the above named transactions. In addition, the countersuit alleged that Mr. Underwood was terminated by the Company for good cause. The lawsuit sought damages of not less than $2.5 million and return of the 3.4 million shares of Microfield stock held by Mr. Underwood in exchange for the return of the shares of Velagio stock held by the Company.

On May 11, 2005 the Company and Mr. Underwood entered into a Settlement Agreement under which both parties agreed to drop their respective lawsuits. The Settlement Agreement provides that the Company and certain defendants will jointly and severally purchase Mr. Underwood’s Microfield Stock for the aggregate purchase price of $362,500. The purchase price will be allocated as follows: $50,000 to the purchase of Mr. Underwood’s 119,050 Series 2 preferred shares and the balance to the purchase of Mr. Underwood’s 3,404,958 common shares. Additionally, the Settlement Agreement terminates Mr. Underwood’s Microfield Warrant. Payment under the Settlement Agreement must occur no later than August 1, 2005 at 1:00 p.m. Pacific standard time.

From time to time, claims are made against the Company in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Company’s results of operations, financial position or cash flows for that period or future periods.

Item 4. Submission of Matters of a Vote of Security Holders

Two matters were submitted to votes of the Company’s shareholders during the year ended January 1, 2005. On September 1, 2004, the Company held a special Shareholders meeting, at which the shareholders voted to increase the number of authorized shares of the Company’s common stock from 25 million to 125 million. No other matters were brought before the shareholders. There were 19,878,059 votes represented at the meeting, and all were unanimously cast for this matter, out of a total possible of 32,747,886 votes.

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

Fiscal 2003	Low	High
First Quarter	$0.16	$0.44
Second Quarter	0.20	0.57
Third Quarter	0.23	0.80
Fourth Quarter	0.36	0.73

Fiscal 2004
First Quarter	$0.30	$0.51
Second Quarter	0.31	0.68
Third Quarter	0.31	0.75
Fourth Quarter	0.35	0.90

There were 175 shareholders of record and the Company believes approximately 765 beneficial shareholders at April 1, 2005. There were no cash dividends declared or paid in fiscal years 2004 or 2003.

In April 2004, 4,605.265 shares of Series 4 preferred stock were issued in conjunction with a $1,750,000 private placement. Each of these shares of preferred stock is convertible into 1,000 shares of the Company’s common stock.

Also in April 2004, 3,640.803 shares of Series 3 preferred stock were issued in exchange for the conversion of previously existing debt in the amount of $1,529,000 owed to various related parties. Each of these shares of preferred stock is convertible into 1,000 shares of the Company’s common stock.

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

Under the terms of the private placement agreements and the debt conversion agreements, a 6.5% cumulative dividend based on the value converted and issued, is due to those shareholders of all three series of preferred shares when declared by the board of directors. Dividends on those preferred shares can only be declared if, in the discretion of the board of directors, the Company is in a cash flow position sufficient to pay a dividend. The Company does not anticipate declaring such dividends on that converted amount before there are legally available funds to pay that dividend. The Company does not anticipate declaring any dividends on common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation information, as of January 1, 2005, is presented in compliance with SEC regulation S-B Item 201(d).

Number of
securities
remaining
available for
	Number of		future issuance
	Securities to be		under equity
	issued upon	Weighted average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options and	options and	reflected in
	warrants	warrants	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,163,049	$0.46	8,748,139
Equity compensation plans not approved by security holders	5,645,439	$0.37	-0-
Total	7,808,488	$0.40	8,748,139

The Company has a Stock Incentive Plan. At January 1, 2005, 2,163,049 shares of common stock were reserved for issuance to employees, officers and directors to whom options have been granted. Under the Plan, options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plans. The options become exercisable over periods ranging between zero and four years.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC (see Note 18), under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Note 18), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,775. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

On July 28, 2004, The Company issued an aggregate of 1,600,000 shares of common stock to a consultant in exchange for $560,000 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $560,000 were charged to operations during the year ended January 1, 2005.

For the months from September 1, to January 1, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company is obligated to issue 693,500 additional warrants. The value of these warrants of $283,988 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations.

In connection with the January 22, 2004 debt issuance (see Note 15), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding. The Company repaid this debt in April 2004, and accordingly is obligated to issue 1,403,548 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,372. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

In connection with an April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

In connection with debt financing entered into during fiscal year 2000, the Company issued 2,066,000 detachable warrants to purchase common stock. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of 1,239,600 of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and JMW Capital Partners, Inc. (now known as Aequitas Capital Management), In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and JMW Capital Partners, Inc. was determined to be $468,000. The difference between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment.

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

During the fourth quarter of 2003, shortly after the acquisitions of Velagio and CTS, the Company made the decision to discontinue the operations of IST and Velagio. This decision was made based on the declining sales in these two entities, and the fact that many of the employees whose focus was in sales of these products and services were no longer with the Company. The remaining assets and liabilities were merged into CVI in December in conjunction with the combination of Velagio, IST and CTS. As of January 1, 2005, Microfield Group, Inc. has one wholly-owned subsidiary, Christenson Velagio, Inc.

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

     Revenue. Sales personnel and project managers are responsible for obtaining work to be performed by the Company. Revenue is booked daily based on the Company’s revenue recognition policy (see Critical Accounting Policies). These bookings are reviewed the following day by the President, the Chief Financial Officer (CFO) and several of their direct reports. Decisions about various aspects of the business are made, and actions are taken based on the prior day’s revenue, and whether or not it met daily and weekly revenue goals and expectations. Monthly customer revenue is also examined, in detail, as a part of a review of the Company’s financial statements for the prior month, by the Company’s executive team and its board of directors.

     Expense Control. The Company has various controls in place to monitor spending. These range from authorization and approvals by the President and CFO as well as review of the periodic check runs by the CFO and reviews of labor efficiency and utilization by the President and the Company’s project managers. The organizational team, which is comprised of the President, CFO, several department heads and key employees, meets weekly to review reports that monitor expenses and cost efficiency, among other factors. Additionally, the executive team, comprised of the Company’s President and CFO, meets weekly to review operations, and monthly with the board of directors to review monthly spending patterns and expenses as a part of the review of the prior month’s financial statements.

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

The Company initiated a cost reduction effort in the fourth quarter of 2003 that continued throughout 2004. The Company has been successful in improving monthly cash flow in its effort to reach profitability. This is being done through a combination of staff reductions, lease restructurings and general expense cutbacks.

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

In the last three years the Company has seen a dramatic downturn in spending for technology infrastructure. This affected the technology side of CVI’s business prior to its acquisition by the Company. It is anticipated that as the economy improves, CVI will see increasing revenue from the sales of technology products and services.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue recognition and allowances;

Accruals for contingent liabilities;

Inventories and reserves for shrinkage and obsolescence;

Bad debt reserves;

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

The Company adjusts inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At January 1, 2005, the allowance for inventory obsolescence was $143,020 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of the Company’s inventory and its reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At January 1, 2005, the allowance for doubtful accounts was $103,969. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of January 1, 2005, and the potential that some of these accounts may be uncollectible. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

Intangible and long-lived assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. After the acquisitions of Velagio and CTS in September 2003, management decided to discontinue the operations of IST because that business was not the focus of any of the Company’s future plans. Accordingly, net intangible assets of $255,000 were expensed in 2003 under “Loss for discontinued operations” in the consolidated statement of operations.

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

The Company tested the trade name value for impairment as of the end 2004, and the result indicated that the recorded book value of trade name exceeded its fair value, as determined by discounted cash flows. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $376,000, net of tax, or $0.02 per share at January 1, 2005 to reduce the carrying value of trade name to its estimated value of $872,771 (Note 8).

During the fourth quarter of 2003, management determined that the goodwill recorded for both IST and Velagio was impaired due to the fact that operations of both of these entities were discontinued. A charge was recorded in 2003 under “Loss from discontinued operations,” in the consolidated statement of operations in the amount of $1,295,000 for Velagio and $250,000 for IST.

Results of Operations

The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the business for the periods indicated.

	Fiscal	Fiscal
	2004	2003
Net sales	100%	100%
Cost of goods sold	83	84

Gross profit	17	16
Sales General & administrative expenses	29	40

Loss from continuing operations	(12)	(24)
Other income (expense)	(5)	(6)

Loss before income taxes	(17)	(30)
Benefit from income taxes	—	—

Loss before discontinued operations	(17)	(30)
Discontinued operations	1	(28)

Net loss	(16)%	(58)%

The financial information presented for the year ended January 1, 2005, represents activity in CVI for the full twelve months of 2004. Due to the acquisition of CTS and Velagio on September 16, 2003, the financial information presented for the year ended January 3, 2004, represents activity in Velagio and CTS for the three and a half months from the date of their acquisitions to the end of the fiscal year, combined with revenue, other income and S G & A expenses of IST and Microfield Group, Inc. for the year ended January 3, 2004. Due to the disproportionate size of the revenues in 2004 compared to those in 2003, no meaningful comparison can be made between revenue of the two years presented in the accompanying consolidated statements of operations. Comparisons will be made between quarterly revenue and expenses on a consecutive basis in 2004, and also to revenue and expenses for the fourth quarter of 2003.

Sales. Revenue for the fiscal year ended January 1, 2005 was $36,467,000 compared to $10,342,000 for the fiscal year ended January 3, 2004. The revenue amount for the prior fiscal year includes sales of technology products and electrical construction services in CVI during the three and a half months from the date of the acquisition to the end of the fiscal year. There were no sales to any one customer that comprised more than 10% of the Company’s total sales for the fiscal year 2004 or 2003. Due to the disproportionate size of the revenues in 2004 compared to those in 2003, no meaningful comparison can be made between revenue of the two years presented in the accompanying consolidated statements of operations. Revenues for the first through the fourth quarters of 2004 were $9,191,000, $9,646,000, $9,493,000 and $8,137,000. These compare to revenue of $9,235,000 in the fourth quarter of 2003. The company’s revenue is subject to some seasonal influences, with the summer months typically producing the largest revenues of the year. Revenue was down in the fourth quarter of 2004 compared to the previous consecutive quarters, and from the prior year fourth quarter due primarily to a decision the Company made to forego bidding on larger, less profitable contracts. This shift was made in the summer of 2004 and affected revenue late in the third quarter and during the fourth quarter of 2004.

Cost of Sales. Cost of sales totaled $30,335,000 (83%) for the fiscal year ended January 1, 2005, compared to $8,712,000 (84%) for the same period in the prior year. All of the current fiscal year’s cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services in CVI. Prior year amounts include those costs from September 16, 2003, the date of acquisition of CTS, to the end of the fiscal year. Cost of sales for the first through the fourth quarters of 2004 were $7,379,000, $7,975,000, $7,804,000 and $7,177,000. These compare to cost of sales of $7,851,000 in the fourth quarter of 2003.

Gross Profit. Gross profit for the fiscal year ended January 1, 2005 was $6,132,000 (16.8%) compared to $1,630,000 (or 15.8%) for the fiscal year ended January 3, 2004. Due to the disproportionate size of the gross profit in 2004 compared to those in 2003, no meaningful comparison can be made between gross profits of the two years presented in the accompanying consolidated statements of operations. Gross profit for the first through the fourth quarters of 2004 was $1,812,000, $1,671,000, $1,689,000 and $960,000. These compare to gross profit of $1,384,000 in the fourth quarter of 2003. Gross profit was down in the fourth quarter of 2004 compared to the previous consecutive quarters due primarily to the move the Company made to not bid on larger, less profitable work. The margin in the fourth quarter of 2004 (12.7%) was lower than margins experienced in the first three quarters of 2004 (between 17.3% and 18.9%) due to losses the Company took on three specific projects in the fourth quarter.

Future gross profits and gross margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs and efficiently manage their jobs. It is anticipated that as savings are realized from the implementation of continuing cost reduction efforts and higher gross margin work projects are targeted, overall gross profit margins may increase.

Sales, General and Administrative Expenses (S, G & A). S, G & A expenses were $9,748,000 (26.7%) for the fiscal year ended January 1, 2005, compared to $4,104,000 (39.7%) for the fiscal year ended January 3, 2004. The increase in dollar amounts between years is due to a full year of expenses in 2004 compared to three and a half months from the acquisition of CTS on September 16, 2003. The decrease in percentage of S, G & A expenses to sales is due to lower relative payroll costs in the fiscal year ended January 1, 2005 compared to the prior year. S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. Payroll costs, which include salary, payroll taxes and fringe benefits, totaled $5,533,000 for the fiscal year ended January 1, 2005. These costs totaled $1,476,000, $1,377,000, $1,271,000, and $1,409,000, for the first through the fourth quarters of 2004, respectively. These expenses decreased through the first three quarters due to staff reductions and the elimination of some executive positions. These expenses increased in the fourth quarter due to year end reconciliations in certain accounts.

Total rents for the year ended January 1, 2005 were $490,000, which was primarily comprised of facilities rent. This is compared to $203,000 of rent incurred in the year ended January 3, 2004.

Outside services, professional fees, insurance, utilities and depreciation for the year ended January 1, 2005 totaled $2,866,000, compared to $842,000 for the year ended January 3, 2004. The increase in these expenses is due primarily to having a full year’s expenses in 2004 compared to three and a half months in 2003. Expenses for the first through the fourth quarter 2004 totaled $1,008,000, $425,000, $894,000 and $539,000, respectively. The first quarter of 2004 included $395,000 in legal expense for anticipated costs in defending a lawsuit filed against the Company (see Legal Proceedings). These expenses decreased through the first two quarters of 2004 due to lower usage of professionals and outside service providers, and to a 50% reduction in telephone and utility costs. These third quarter 2004 costs increased significantly compared to the second quarter due to added investor relations costs. During that quarter, the Company issued 1,600,000 shares of its common stock to an investor relations firm for services to be rendered for the Company in the public equity markets. This issuance was recorded in shareholders’ equity at the fair market value of the stock on the date of issuance, and resulted in an expense of $560,000. Of this total, $472,000 was charged to expense in the third quarter of 2004, with the remaining $88,000 charged to expense in the fourth quarter 2004.

Due to new sources of expenses from newly acquired CTS, and the disproportionate size of the expenses in 2004 compared to those in 2003, no meaningful comparison can be made between expenses of the two years presented in the accompanying consolidated statements of operations.

The level of S, G & A expenses for the 2005 fiscal year is expected to remain level or decrease compared to the level incurred in the year ended January 1, 2005 due to continuing cost reduction efforts. The Company anticipates these expenses will approximate between 17% and 25% of sales in 2005, compared to 27% in 2004.

Interest Expense. Interest expense was $1,959,000 for the year ended January 1, 2005, compared to $428,000 for the year ended January 3, 2004. The significant increase in interest expense was primarily a result of the charges on warrant liabilities and the increasing values caused by the Company’s fluctuating stock price. The Company did not have a sufficient amount of authorized common shares to issue in the conversion of all common stock equivalents. Several events occurred during 2004 in which warrants to purchase common stock were issued. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. These warrant issuances and subsequent increases in value resulted in non-cash charges to interest expense during the year of $1,087,000. (see non-cash expense table below)

The increase in interest expense between 2003 and 2004 was also a result of the acquisition of CTS in September 2003. In the eight and a half months of 2003 prior to the acquisition of CTS and Velagio, the Company’s level of interest bearing debt was significantly lower than the debt level after the acquisition. Therefore, interest was not accruing at the same levels for the full year in 2003 compared to 2004, in which a significant amount of debt existed for the full year. The debt assumed in the acquisition of CTS included an accounts receivable based lending facility under which the Company incurred $495,000 in interest expense in 2004, and $156,000 in interest expense from September 16, 2003, the date of the acquisition, to the end 2003.

Gain / Loss From Discontinued Operation. After the acquisitions of Velagio and CTS, management discontinued the operations of both Velagio and IST due to a decline in sales and a decision to focus on the CTS business. Accordingly, the revenue, expenses and other income or losses for both Velagio and CTS are condensed and reported as discontinued operations in the consolidated statement of operations. Certain information from those businesses is reported below.

The Company recorded miscellaneous income of $149,000 in the year ended January 1, 2005, from the resolution of certain liabilities that were contained in the balance sheet of Velagio. Discontinued operations also contain a gain of $63,000 on the sale of the SoftBoard business. (See Item 1, Description of Business – General) The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.”

For the fiscal year ended January 3, 2004, sales of IST and Velagio products and services included in discontinued operations totaled $496,000. The cost of sales and gross profit included in discontinued operations for the year ended January 3, 2004 totaled $440,000 and $56,000, respectively.

S, G & A and other expense incurred in IST and Velagio for the year ended January 3, 2004 totaled $2,987,000. Included in this amount is a write down from the impairment of Goodwill, in both IST and Velagio, of $1,546,000. Also included in this amount are charges against earnings of $255,000 for the write off of the remaining value of intangibles acquired in the acquisition of IST in 2002.

Income Taxes. There was no provision for income taxes in 2004 or 2003 due to losses incurred by the Company in both years. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. The Company has provided a full valuation allowance on its net deferred tax asset (see Note 16).

Non-cash Expense Items

Since the acquisition of CTS and Velagio in September of 2003, the Company has entered into several financings, debt conversions and other transactions where common stock or warrants were issued as a part of the agreements. Many of the issuances resulted in charges to the Company’s statement of operations over that period. Additionally, other transactions and events occurred in which significant non-cash expense or income arose due to the nature of those occurrences. The following table lists these items and the effect on the Company’s statements of operations for the fiscal years ended January 1, 2005 and January 3, 2004.

	Year ended	Year ended
Non-cash expense item description*	January 1, 2005	January 3, 2004
Stock-based derivative liability re-measurement	$16,150	$140,754
Interest expense on warrant issuances and re-measurements	912,402	—
Common stock issued for services	560,000	—
Interest expense on amortization of debt discount	158,869	—
Intangible write-off and amortization	110,556	1,841,189
Gain on disposal of assets and lease termination	(92,137)	—
Write-down of impaired intangible asset	376,000	—
Unused reserve for legal fees to contest lawsuit	205,568	—
Loss on debt extinguishment	515,000	111,000

Total transactional non-cash income and expense	$2,762,408	$2,092,943

*This table does not include recurring non-cash expenses such as depreciation.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At January 1, 2005, the Company had negative working capital of approximately $3,235,000 and its primary source of liquidity consisted of cash and its operating line of credit.

On September 16, 2003, the Company acquired CTS and Velagio in exchange for 8,386,285 restricted shares of the Company’s common stock. Other than for legal and professional expenses, no cash was paid for the acquisitions of CTS or Velagio.

Accounts receivable increased to $6,241,000 at January 1, 2005 from $5,432,000 at January 3, 2004. The increase is due to a lengthening of receivable payment periods in general These receivables are net of allowances for doubtful accounts of $104,000 and $118,000 at January 1, 2005 and January 3, 2004, respectively. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved.

Inventory decreased to $239,000 at January 1, 2005 from $430,000 at January 3, 2004. The decrease is due to the write off of old inventories at its Eugene, Oregon facility. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain within a narrow range, changing only slightly as revenue fluctuates from period to period. Management discontinued operations of IST subsidiary during the fourth quarter of 2003. In doing this, it took a charge against earnings of approximately $55,000 to reflect the potential for obsolescence of the IST inventory. Of the total $430,000 of inventory listed in the consolidated balance sheet at January 3, 2004, there was $28,000 of inventory ($109,000 less an $81,000 reserve) from the discontinued operations of IST.

The Company records costs in excess of billings which reflect those costs incurred on construction and services, which have not yet been billed to customers. These amounts were $823,000 and $1,517,000 at January 1, 2005 and January 3, 2004, respectively. The Company tries to minimize this amount and keep its billing as current as possible as costs are incurred. Under terms of certain contracts, the Company groups its costs on specific projects and bills customers on a periodic basis instead of as costs are incurred.

Property and equipment, net of depreciation decreased to $126,000 at January 1, 2005 compared to $1,818,000 at January 3, 2004. This decrease was due to the termination of a vehicle capital lease in the amount of $1,993,233 that the Company assumed in the acquisition of CTS. On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement, under which it was released from its obligation under the previous Master Vehicle Lease. In exchange for this early termination, the Company issued the lender 1,000,000 warrants to purchase its common stock. The value of these shares, in the amount of $515,000, was recorded as an expense in the consolidated statement of operations in the quarter ended October 2, 2004. The Company entered into an equipment lease agreement with a related party in 2003, under which it leases furniture and fixtures, equipment, computer equipment, and job site tools and equipment (See Related Party Transactions). This lease is classified as an operating lease with a monthly payment due of $40,000. The Company does not anticipate spending to acquire fixed assets for the foreseeable future.

In the acquisition of CTS, the Company recorded goodwill of $2,299,000 due to the excess of the purchase price paid over the book value of the net assets of CTS. The Company also recorded approximately $1.3 million in goodwill from the acquisition of Velagio. The goodwill recorded on Velagio’s balance sheet was subsequently written off in 2003 as management determined that the goodwill was impaired after the operations of Velagio were discontinued. No cash was paid for the acquisition of either CTS or Velagio.

Accounts payable to all parties decreased to $3,552,000 at January 1, 2005 from $4,321,000 at January 3, 2004. This change is due to lower revenues in the fourth quarter of 2004 compared to that in the fourth quarter of 2003. (see Results of Operations — Sales) Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company. An increase in payables and accrued expenses increases cash for operations. In 2004 the Company kept payments extended on much of its current obligations because of cash flow issues. This pattern of payments has allowed the Company additional time to reduce operating expenses and maintain the flow of inventory, materials and supplies needed to provide services to the Company’s customers.

Accrued payroll, payroll taxes and benefits were $1,297,000 at January 1, 2005 compared to $1,274,000 at January 3, 2004. The amount at January 1, 2005 consists of one week of union payroll and two weeks of non-union payroll in the amount of $321,000. Additionally, this liability included December’s health and welfare benefit, owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations of $976,000. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well. These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred. At January 1, 2005 the Company had outstanding a note for $952,907 payable collectively to several union benefits organizations. This represents amounts due from August 2004. The Company negotiated a payment schedule as part of a settlement agreement with these entities. (see Note 17)

The outstanding bank line of credit was approximately $4,393,000 at January 1, 2005. This is a decrease of $494,000 from the end of the third quarter amount of $4,887,000, and a $62,000 decrease from the January 3, 2004 balance of $4,331,000. This lending facility is a prime source of funds for the Company. Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facility. Until the Company’s liquidity issues ease, this facility will continue to be used to the fullest extent possible, daily, for operating capital. The facility has a limit of $5,000,000 and borrowings are based on 85% of eligible accounts receivable. This debt facility was renewed at the end of 2004 through January 2006. The Company is in compliance with its covenants under this loan.

During the past two years, the Company has issued shares of both common and preferred shares in exchange for cash and the conversion of existing debt. In April and May of 2003, the Company sold 1,113,078 shares of common stock in conjunction with a private placement at $.26 per share. The Company received proceeds of approximately $280,000, net of related costs. On September 26, 2003, the Company raised an additional $1,515,000 through the issuance of 3,607,000 shares of Series 2 preferred stock at $.42 per share, of which $750,000 was a cash investment and $765,000 was a conversion of debt assumed by the Company as part of its acquisition of CTS. On November 15, 2003, the Company issued an additional 3,333,333 shares of Series 2 preferred stock at $.42 per share in exchange for the conversion of $1,400,000 in debt owed to a related party. In January 2004, the Company entered into a borrowing arrangement with Destination Capital LLC, under which it borrowed $600,000 to be used for operating capital by the Company. In April 2004, the Company was party to an agreement with several of its debt holders, under which it converted $1,529,000 of debt into 3,641 shares of Series 3 preferred stock at $420 per share. Also in April 2004, the Company raised an additional $1,750,000 through the issuance 4,605 shares of Series 4 preferred stock at $380 per share, a portion of which was used to pay off the $600,000 borrowed in January 2004, with the remainder to be used for operating capital by the Company. In August 2004, the Company entered into a second borrowing agreement with Destination Capital, LLC. Under this loan agreement, the Company borrowed $1,200,000 to be used for operating capital. (see Notes 17 and 18)

As of January 1, 2005, the Company had not made its required September 2004 and December 2004 quarterly interest payments of approximately $4,200 each quarter. As of January 1, 2005 interest payable on this note totaled approximately $9,800. As of the date of this report, the Company had not made its required February 28, 2005 annual principal payment of $69,773 and quarterly interest payments. Total interest due and payable on this note as of April 1, 2005, is approximately $13,955. The Company is accordingly in default under the terms of the note agreement.

The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2004 and 2003. As of January 1, 2005 the Company had negative working capital of $3,235,000, total liabilities of $12,334,000 and an accumulated deficit of $29,130,000. While it is anticipated that the losses from continuing operations will decline as a result of cost reduction efforts, debt conversions and fundraising events, recurring losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not have sufficient resources to satisfy cash requirements for the next twelve months. While the Company may not have sufficient resources to satisfy cash requirements for the next twelve months, by adjusting its operations to the level of capitalization, the Company believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, it is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.

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

The Company had no commitments for capital expenditures in material amounts at January 1, 2005.
________

The independent auditor’s report on the Company’s January 1, 2005 financial statements included in this Annual Report states that the Company’s recurring losses raise substantial doubts about the Company’s ability to continue as a going concern.

Inflation

In the opinion of management, inflation will not have an impact on the Company’s financial condition and results of its operations.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at January 1, 2005 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment

Destination Capital, LLC(a)	Loan agreement	July 24, 2006	$1,200,000	$ (d)14,550
CEAC(a)	Bond guarantee fees(c)	open	—	(c) (b)2,400
CEI(a)	Equipment lease	December 1, 2007	—	40,000
Destination Microfield, LLC(e)	Vehicle operating lease	August 1, 2006	—	(f)29,000
CEI(a)	Real property leases	October 31, 2008	—	48,842
John B. Conroy	Note receivable	September 16, 2005	66,250	—

(a)  Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities. Mr. Jesenik is also President of each of the entities designated by this footnote.

(b)  This lease payment and bond guarantee fee are approximations, and may fluctuate based on several factors including the dollar value of jobs under bond at any particular time.

(c) A. Mark Walter, an officer, participates in the guarantee of these bonds, and is paid a portion of this fee.

(d)  This payment represents an interest only monthly payment amount in effect at January 1, 2005. This payment changes to $83,333 on June 24, 2005 and is for payment of principal and interest.

(e)  William C. McCormick, a director and former interim CEO, holds a minority ownership interest in this entity.

(f)  These payments vary over the term of the loan. These amounts represent the monthly payment in effect on January 1, 2005.

Terms and conditions of each of the notes and agreements are listed below.

Notes payable to Destination Capital, LLC

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director of the Company, holds a significant interest. Under the terms of the agreement between the Company and Destination, the Company paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $0.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. During the 6 month agreement period, the Company issued incentive stock options at $0.31 per share, therefore the price per share used for these warrants was reduced to $0.31. The Company initially was obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.1%, volatility of 152%, fair market value of the Company’s stock of $.48 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the six-month term of the debt. This debt was outstanding on February 1, 2004, March 1, 2004 and April 1, 2004 and in accordance with the terms of the note agreement, the Company is further obligated to issue additional warrants to purchase 1,053,159 shares of the Company’s common stock. These warrants were valued using the Black Scholes pricing model. The assumptions used included risk free rates ranging from of 3.1% to 3.3%, volatility of 152%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock on those three dates of $0.46, $0.60 and $0.62 per share, respectively. The fair value of these warrants in the amount of $625,151 has been recorded as interest expense in the consolidated statement of operations for the year ended January 1, 2005. At the date of each of those warrant issuances, the Company did not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants was classified as liability for warrant settlement on the consolidated balance sheet. On September 1, 2004, the Company’s shareholders voted to increase the Company’s authorized common shares from 25,000,000 to 125,000,000. The fair market values of these warrants were re-measured on that date and reclassified as common stock warrants in the shareholders’ equity section on the balance sheet, with the increase or decrease in their values recorded as an increase or reduction of interest expense in the consolidated statement of operations (Note 13). The Note was repaid in full during April 2004.

On August 24, 2004 the Company entered into a Business Loan Agreement with Destination under which the Company can borrow up to $2,000,000 based on Destination’s discretion and funds availability (Note 14). Under the terms of the agreement, the Company pays interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of the assets or stock of the Company, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of the stock of the Company or its subsidiary. Additionally, the Company will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. If the loan is initially drawn up to $1,250,000, and paid according to the terms of the agreement, this will result in the issuance of approximately 2.5 million warrants to Destination. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by the Company while the loan is outstanding (Note 13). Beginning August 1, 2004, the Company was obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

		Warrants to be
Date	Loan Balance	Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000

Total warrants to be issued as of January 1, 2005		731,250

The Company initially was obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of the Company’s stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the twenty-four month term of the debt. The warrants issued on September 1, 2004 through January 1, 2005 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.39% to 3.71%, volatility of approximately 155%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock ranging from $0.35, to $0.59 per share. At the time these warrant obligations arose, the Company had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of the warrants issued from September 1, 2004 through January 1, 2005 of $283,988, were classified as common stock warrants in the shareholders’ equity (deficit) section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.

Note payable to Steven M. Wright

On June 10, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $50,000 under a line of credit promissory note (Note 14) for working capital purposes. The note carried an interest rate of 10% and was due and payable on September 1, 2003. As of January 3, 2004, $5,000 of this note had been repaid with the remaining balance still outstanding. The remaining note balance and accrued interest of $4,480 was converted to 117.81 shares of Series 3 preferred stock on April 2, 2004 (Note 10).

Notes payable to entities controlled by Robert J. Jesenik

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

On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company. Under this note, six interest only payments were due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 were to be due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrued at 12% per annum beginning on September 15, 2003. This note and accrued interest was converted to 2,088.924 shares of Series 3 preferred on April 2, 2004 (Note 14).

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $6,337 were due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $79,602 was outstanding under these notes. These notes were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004 (Note 14).

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $4,036 were due quarterly beginning on April 17, 2004. Interest on these notes accrued at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes and accrued interest were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004 (Note 14).

On April 2, 2004, approximately $118,000 of interest, payable to entities in which Mr. Jesenik has a significant interest under the notes and agreements listed above, was converted to 280.952 shares of Series 3 preferred stock (Note 10). As of January 1, 2005 no interest is payable to entities in which Mr. Jesenik has a significant interest.

Bond Guarantee Fees

A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has separate agreements with CEAC, Inc. (CEAC) and A. Mark Walter individually, President of CVI, under which at quarter end paid CEAC and Mr. Walter each approximately $1,200 per month for their guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At January 3, 2004, the Company was past due on payments totaling $125,000. The Company reached agreement on a payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock (Note 10). This arrangement tendering a portion of the payment with preferred stock in lieu of cash, is for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due is scheduled to be paid entirely in cash. At January 1, 2005, the Company was past due on payments totaling approximately $25,000.

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

On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date (Notes 5 and 14). At January 3, 2004, the Company was past due on payments totaling $271,720. On January 3, 2004, the Company amended the agreement with the lessor under which the monthly payments were reduced to approximately $70,000 per month, with $15,250 of the monthly lease obligation being paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock (Note 10). The Series 3 preferred stock tendered in conjunction with this payment reduction, was all issued on April 2, 2004. This reduction resulted in a decrease in interest rate on this lease from 32.22% to 25.04% per annum. This arrangement tendering a portion of the payment with preferred stock in lieu of cash is for the twelve monthly payments in 2004.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC, under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model, a risk free rate of 3.5%, volatility of 154%, fair market value of the stock of $0.55, and a five year life. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations (Note 13).

The Company entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick, prior interim CEO and current board member for the Company. In accordance with the terms of the agreement, the Company will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease.

Real Property Leases

On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon. The monthly sublease payments totaled $58,625 through November 30, 2004. On November 30, 2004, the Company terminated its lease with CEI for space in the Thurman Building and entered into a lease directly with the building owner for a smaller space in the building. As of January 1, 2005 the Company’s total real property lease payments totaled $48,842, of which $675 was on a month-to-month basis. The remaining $48,167 is due on leases with maturity dates between September 2005 and October 2008. The rent per month on the Thurman Building is $31,025. The annual rent obligations from January 1, 2005, for each property are listed in the table below.

Location	Maturity	2005	2006	2007	2008	2009

Thurman Building	10/31/08	$372,297	$372,297	$372,297	$310,247	—
Swan Island	11/30/05	78,355	—	—	—	—
Eugene	09/30/05	76,077	—	—	—	—
Crown Plaza Office	7/31/07	18,795	18,795	12,530	—	—
Pope Storage	*	—	—	—	—	—
Montgomery Park Storage	*	—	—	—	—	—

Total		$545,524	$391,092	$384,827	$310,247	—

*	Month-to-Month

Administrative Services Agreement

On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant Shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2004, the payment by CEI for these services was renegotiated to $15,000 per month as the cost of services to CEI has been reduced. This amount remained at $15,000 through July of 2004, at which time the Company discontinued billing CEI for these services. Charges from CVI to CEI for these services resumed in January 2005.

Note Receivable

In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At January 1, 2005, accrued interest receivable under this note totaled $26,243. The Company has accounted for the $78,750 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, the Company accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

Unsecured Payable

On November 5, 2003, R. Patrick Hanlin, Chairman of the Company’s board of directors, advanced $16,000 to the Company in the form of a payment directly to one of the Company’s creditors. The advance was unsecured and did not carry an interest rate or have any stated due date. On April 2, 2004 this debt was converted to approximately 38 shares of the Company’s Series 3 preferred stock (Note 10). These shares of Series 3 preferred stock are convertible into 38,095 shares of the Company’s common stock at the option of the shareholder.

Recent Accounting Pronouncements

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for small business issuers for annual periods beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Potential Fluctuations in Annual Operating Results

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products and services; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the real estate construction and development; price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions and economic conditions specific to the construction industry.

Our annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of A Mark Walter, our President and Chief Executive Officer and member of our Board of Directors. If we lost the services of either Mr. Walter, or other key employees before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of Surge, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Continued Control of Current Officers and Directors

The present officers and directors own approximately 58% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Microfield, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Management of Growth

We may experience growth, which will place a strain on our managerial, operational and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Report of Independent Accountants

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Microfield Group, Inc.
Portland, Oregon

     We have audited the accompanying consolidated balance sheet of Microfield Group, Inc. and its wholly-owned subsidiary (the “Company”) as of January 1, 2005 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

     We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microfield Group, Inc. and its wholly-owned subsidiary as of January 1, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
April 22, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Microfield Group, Inc.

In our opinion, the consolidated balance sheet as of January 3, 2004 and the related consolidated statements of operations, of changes in shareholders’ equity (deficit) and of cash flows for the year ended January 3, 2004 present fairly, in all material respects, the financial position, results of operations and cash flows of Microfield Group, Inc. and its subsidiaries (the “Company”) at January 3, 2004 and for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/PRICEWATERHOUSECOOPERS, LLP
Portland, Oregon
May 19, 2004

Item 7. Financial Statements

MICROFIELD GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 1, 2005 AND JANUARY 3, 2004

	January 1, 2005	January 3, 2004
Current assets:
Cash and cash equivalents	$10,992	$130,533
Accounts receivable, net of allowances of $103,969 and $117,650	6,241,001	5,432,046
Accounts receivable – related parties	178,900	385,122
Inventory, net of allowances (Note 4)	239,328	429,529
Costs in excess of billings (Note 6)	822,656	1,517,226
Other current assets	450,602	125,243

Total current assets	7,943,479	8,019,699

Property and equipment, net (Note 5)	125,777	1,818,415
Intangible assets, net (Note 7 & 8)	1,393,281	1,879,832
Goodwill (Note 7 & 8)	2,276,243	2,299,084
Other assets	36,243	24,480

Total Assets	$11,775,023	$14,041,510

Current liabilities:
Cash disbursed in excess of available funds	$26,125	$217,781
Accounts payable	3,451,991	3,895,873
Accounts payable – related parties	99,932	424,905
Accrued payroll taxes and benefits	1,297,379	1,274,423
Bank line of credit (Note 14)	4,392,975	4,331,098
Current portion of notes payable (Note 14)	673,968	69,773
Current portion of notes payable – related parties (Notes 14 & 18)	485,500	898,224
Billings in excess of costs (Note 6)	523,919	354,544
Other current liabilities	226,788	175,395

Total current liabilities	11,178,577	11,642,016

Long-term liabilities:
Long term notes payable (Note 14)	412,922	129,211
Long term notes payable – related parties (Notes 14 & 18)	700,635	2,043,923
Derivative liability – notes (Note 12)	41,863	35,599
Liability for warrant settlement (Note 13)	—	182,862

Total long-term liabilities	1,155,420	2,391,595

Commitments and contingencies (Note 19)	—	—
Shareholders’ equity(deficit):
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 6,821,436 and 6,940,484 shares issued and outstanding (Note 10)	2,765,101	2,815,101
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 3,641 and 0 shares issued and outstanding, respectively (Note 10)	1,273,667	—
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 4,605 and 0 shares issued and outstanding, respectively (Note 10)	1,568,834	—
Common stock, no par value, 125,000,000 shares authorized, 18,491,618 and 16,772,570 shares issued and outstanding, respectively	20,707,192	18,502,354
Common stock warrants (Note 13)	2,256,112	468,000
Accumulated deficit	(29,129,880)	(21,777,556)

Total shareholders’ equity(deficit)	(558,974)	7,899

Total liabilities and shareholders’ equity (deficit)	$11,775,023	$14,041,510

The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 1, 2005 AND JANUARY 3, 2004

	January 1,	January 3,
	2005	2004
Sales	$36,466,618	$10,342,045

Cost of goods sold	30,334,987	8,712,117

Gross profit	6,131,631	1,629,928
Operating expenses
Sales, general and administrative	(9,748,188)	(4,104,098)
Write-off of impaired intangible assets (Note 7)	(376,000)	—
Loss on lease termination (Notes 13 and 15)	(515,000)	—

Loss from operations	(4,507,557)	(2,474,170)

Other income (expense)
Interest income	1,126	3,298
Interest expense	(1,959,104)	(427,623)
Loss on debt extinguishment (Note 13)	—	(111,000)
Derivative expense	(16,150)	(123,393)
Gain (loss) on disposal of assets	87,795	—
Other income (expense), net	—	(10,299)

Total other income (expense)	(1,886,333)	(669,017)

Loss before provision for income taxes	(6,393,890)	(3,143,187)
Provision for income taxes	—	—

Loss from continuing operations	(6,393,890)	(3,143,187)
Discontinued operations:
Gain (loss) on discontinued operations - Velagio and IST (Note 9)	149,380	(2,939,803)
Gain on sale of discontinued operations – SoftBoard (Note 9)	62,827	36,758

Net loss	$(6,181,683)	$(6,046,232)

Deemed preferred stock dividend (note 10)	(1,170,641)	—

Net loss attributable to common shareholders	$(7,352,324)	$(6,046,232)

Basic and diluted net loss per share from continuing operations (Note 17)	$(0.37)	$(0.31)

Basic and diluted net income (loss) per share from discontinued Operations (Note 17)	$0.01	$(0.28)

Basic and diluted net loss per share (Note 17)	$(0.36)	$(0.59)

Net loss per share attributable to common shareholders	$(0.42)	$(0.59)

Weighted average shares used in per share calculations:
Basic and diluted	17,340,152	10,308,815

The accompanying notes are an integral part of these consolidated financial statements.

Microfield Group, Inc.
Statement of Changes in Shareholders’ Equity (Deficit)
Fiscal Years Ended January 1, 2005 and January 3, 2004

												Total
	Convertible Series 2		Convertible Series 3		Convertible Series 4						Accumulated	Shareholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock Warrants		Deficit	Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Amount

Balance, December 28, 2002							8,224,652	$16,149,034	2,066,000	$357,000	$(15,731,324)	$774,710

Common shares repurchased							(951,445)	(209,318)				(209,318)
Common shares issued in private placement							1,113,078	269,549				269,549
Common shares issued upon acquisition of CTS							4,193,142	1,090,217				1,090,217
Common shares and employee stock options issued upon acquisition of Velagio							4,193,143	1,202,872				1,202,872
Re-measurement of warrant value originally issued with debt										111,000		111,000
Convertible preferred shares issued in private placement, net of issuance costs and liability for warrant settlement	1,785,714	$667,636										667,636
Convertible preferred shares issued for retirement of related party debt, net of issuance costs	1,821,437	747,465										747,465
Convertible preferred shares issued for retirement of related party debt, net of issuance costs	3,333,333	1,400,000										1,400,000

Net Loss											(6,046,232)	(6,046,232)

												Total
	Convertible Series 2		Convertible Series 3		Convertible Series 4						Accumulated	Shareholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock Warrants		Deficit	Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Amount

Balance, January 3, 2004	6,940,484	$2,815,101	—	$—	—	$—	16,772,570	$18,502,354	2,066,000	$468,000	$(21,777,556)	$7,899

Convertible Series 3 preferred shares issued for retirement of related party debt			3,640.803	$546,121				983,017				1,529,138

Partial satisfaction of note receivable through reduction of account payable (see Note 15)								13,137				13,137

Convertible Series 4 preferred shares issued in private placement, net of issuance costs					4,605.265	$1,125,739		598,684				1,724,423

Conversion of preferred Series 2 shares to common shares	(119,048)	(50,000)					119,048	50,000				—

Warrant values recognized upon warrant issuance									1,693,750	798,988		798,988

Warrant reclassification recorded upon expansion of authorized common shares									1,885,689	989,124		989,124

Common stock issued for services							1,600,000	560,000				560,000

Amortization of beneficial conversion features (See Note 8)				727,546		443,095					(1,170,641)	—

Net loss											(6,181,683)	(6,181,683)

Balance January 1, 2005	6,821,436	$2,765,101	3,640.803	$1,273,667	4,605.265	$1,568,834	18,491,618	$20,707,192	5,645,439	$2,256,112	$(29,129,880)	(558,974)

Each share of Series 3 and Series 4 preferred stock is convertible into one thousand shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 1, 2005 AND JANUARY 3, 2004

	January 1, 2005	January 3, 2004
Cash Flows From Operating Activities:
Net loss	$(6,181,683)	$(6,046,232)
Add (deduct):
(Gain) loss on discontinued operations (Note 9)	(149,380)	2,939,803
(Gain) on sale of discontinued operations (Note 9)	(62,827)	(36,758)

Loss from continuing operations	(6,393,890)	(3,143,187)
Depreciation on equipment (Note 5)	409,081	215,413
Amortization on intangible assets (Note 8)	110,552	32,244
Amortization of debt discount	158,869	—
Noncash interest expense recorded on warrant issuance	882,522	—
Gain on disposal of fixed assets	(85,795)	—
Warrants issued with lease termination	515,000	—
Warrants issued for services	560,000	—
Re-measurement of warrants on term extension	—	111,000
Re-measurement of warrant liability	43,409	117,960
Re-measurement of derivative associated with Steelcase note	6,264	35,599
Write down of intangible asset	376,000	—

Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(808,955)	(280,582)
Accounts receivable – related party	206,222	(183,553)
Inventory	190,201	178,403
Other current assets	(56,359)	(46,266)
Costs in excess of billings	694,570	525,721
Other long term assets	52,057	(24,480)
Cash disbursed in excess of available funds	(191,656)	—
Accounts payable	(443,882)	182,451
Accounts payable – related party	(101,618)	410,636
Billings in excess of cost	169,375	(133,010)
Other current liabilities	52,632	690,211

Net cash used by continuing operations	(3,655,401)	(1,311,440)

Net cash provided (used) by discontinued operations	149,380	(2,939,803)
Net cash provided (used) by sale of discontinued operations	62,827	36,758
Assets disposed in discontinued operations	—	2,016,492

Net cash used by operating activities	(3,443,194)	(2,197,993)

Cash flows from investing activities
Purchases of fixed assets	(117,713)	(2,000)
Loan to non-related company	(200,000)	—
Net cash acquired in mergers with IST, CTS and Velagio	—	621,391

Net cash provided (used) by investing activities	(317,713)	619,391

Cash flows from financing activities:
Borrowings on line of credit	36,149,231	10,832,886
Repayments on line of credit	(36,087,355)	(10,185,200)
Borrowing on Union note payable	958,572	—
Repayments on notes payable	(69,773)	(11,527)
Repayments on notes payable – related party	(600,000)	(97,389)
Borrowings on note payable – related party	1,800,000	90,000
Repayments on lease obligation	(233,732)	—
Proceeds from issuance of preferred stock	1,724,423	750,003
Proceeds from issuance of common stock	—	239,381

Net cash provided by financing activities	3,641,366	1,618,154

Net increase (decrease) in cash and cash equivalents	(119,541)	39,552

Cash and cash equivalents, beginning of period	130,533	90,981

Cash and cash equivalents, end of period	$10,992	$130,533

Supplemental schedule of non-cash financing and investing activities:
Common stock issued upon acquisitions	$—	$2,293,089
Costs of acquisitions	$—	$139,800
Net tangible liabilities acquired from mergers	$—	$13,910,104
Net intangible assets acquired in mergers	$—	$5,704,548
Common stock issued to settle related party debts – Steven M. Wright	$—	$40,000
Repurchase of common stock with issuance of note payable – Steelcase	$—	$209,318
Beneficial conversion feature of Series 3 and Series 4 preferred stock	$1,581,701	$—
Amortization of beneficial conversion feature	$1,170,641	$—
Series 3 preferred stock issued for related party operating lease obligations	$130,000	$—
Conversion of account payable-related party to preferred stock	$210,219	$—

	January 1, 2005	January 3, 2004
Issuance of preferred stock in exchange for conversion of related party debt (See Note 18)	$1,188,919	$2,165,000
Valuation of warrants issued with related party debt	$172,734	$—
Conversion of derivative liabilities to shareholders’ equity	$989,124	$—
Preferred stock private placement placement costs	$—	$35,000
Valuation of warrants issued with preferred stock	$—	$64,902
Reduction of note receivable secured by common stock	$13,137	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 1, 2005 AND JANUARY 3, 2004

1. Description of the Business

Microfield Group, Inc. (the “Company”) specializes in the installation of electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a viable, profitable electrical services and technology infrastructure business.

In September 2003, the Company acquired privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS). In December, 2003 the service and technology teams of Velagio and CTS were consolidated into one subsidiary under the name Christenson Velagio, Inc. (CVI) in order to take full advantage of inherent synergies within the subsidiaries, as well as capture competitive advantage. The organization conducts business in the electrical services and technology infrastructure sectors.

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984. The Company’s headquarters are located in Portland, Oregon.

2. Liquidity Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended January 1, 2005 and January 3, 2004, the Company incurred net losses of $6,182,000 and $6,046,000, respectively. The Company’s current liabilities exceeded its current assets by $3,235,000 as of January 1, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The Company has raised approximately $985,000 in cash through issuances of Common Stock and Series 2 Preferred Stock during the year ended January 3, 2004 and $1,750,000 in cash through issuance of Series 4 Preferred Stock during the year ended January 1, 2005. Debt to related parties, in the aggregate amount of approximately $3,695,000 has been converted to equity during the year ended January 1, 2005 and January 3, 2004. Management has been focused on cutting certain expenses, both to improve gross margins and to reduce the monthly overhead costs. While the Company anticipates these losses will continue to decline as a result of cost reduction efforts and fundraising events, recurring losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to them, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. Investment capital or debt facilities may be difficult to obtain due, among other issues, to the Company’s inability to meet certain SEC reporting requirements relative to historical financial statements of CTS. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is focusing on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn cash flow positive and profitable.

3. Summary of Significant Accounting Policies

     Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.

The Company’s current fiscal year is the 52-week period ending January 1, 2005. The Company’s last fiscal year was the 53-week period ended January 3, 2004.

     Principles of Consolidation

The Consolidated Statements of Operations presented above, contain revenue and expense data of Microfield Group, Inc. for the years ended January 1, 2005 and January 3, 2004. On September 16, 2003, the Company acquired two wholly-owned subsidiaries, Christenson Technology Services, Inc. (CTS) and Velagio, Inc. (Velagio) (see Note 7). The revenue and expense data of CTS is included in the Consolidated Statement of Operations from the acquisition date, September 16, 2003, to the end of the period presented. Revenue and expense data of its subsidiaries, Velagio and Innovative Safety Technologies are included in discontinued operations in the Consolidated Statement of Operations. All significant inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

     Advertising Costs

Advertising costs of $40,000 and $27,000 were expensed as incurred in the years ended January 1, 2005 and January 3, 2004, respectively.

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

     Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. At January 1, 2005 and January 3, 2004 there were no customers whose accounts receivable accounted for more than 10% of total outstanding trade accounts receivable. The Company performs limited credit evaluations of its customers, does not require collateral on accounts receivable balances, but does often retain lien rights to reduce its risk. The Company has not experienced material credit losses for the periods presented. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition and results of operations.

The Company currently relies on various sources for key components used in the installation and sales of its products and services. None of the Company’s products or supplies used in the performance of its services is from a single source. The inability of any limited source suppliers to fulfill supply and production requirements, could materially impact future operating results.

The Company’s business is concentrated in the electrical services and technology services industry. Its future success depends on the buying patterns of its customers and continued demand by customers for the Company’s products and services. The Company’s success will depend on its ability to maintain its history of first rate quality in designing customer solutions and performing its services, enhancing its existing products and services and to develop and introduce, on a timely basis, successful new products or services.

     Revenue and Cost Recognition

Significant portions of the Company’s revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. As of January 1, 2005, accounts receivable does not include any retainage that is over one year old. Revenue from discontinued operations was recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.

A small portion of the Company’s revenue in for the year ended January 3, 2004 was derived from software consulting and services. Consulting and service revenue consists of strategic advisory, business process re-engineering, design, engineering, software development, systems integration, systems testing and implementation, end user training and post-implementation support activities. Consulting services are generally billed under time and material contracts. Revenue earned from these services is recognized as services are performed. Prior to its acquisition by the Company, Velagio also earned revenue from sales of a software license and the related professional services. During the period since its acquisition by the Company, no revenue from sales of software products has been recognized. Certain “consulting services only” contracts included post contract consumer support (PCS) to assist customers with post-implementation issues. PCS services are generally offered under renewable, fee-based contracts or as part of multiple element arrangements. PCS revenue is deferred and recognized ratably over the contract period. This part of the Company’s business was acquired in the acquisition of Velagio. There were no revenues from software consulting and services for the year ended January 1, 2005. Currently, there are no warranties provided with the purchase of the Company’s constructions and services. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

     Impairment of Long-lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. (See Note 8)

The Company measures the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.” To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, the Company has one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired, an impairment charge is recorded in accordance with SFAS 142.

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

     Computation of Net Income(Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. During the year ended January 1, 2005 and January 3, 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

     Pension Plan Contributions

The Company contributes to several Multi-Employer Pension Benefit Plans on behalf of its employees covered by a collective bargaining agreement. During the years ended January 1, 2005 and January 3, 2004, the Company contributed $1,895,000 and $630,000 to these plans, respectively, which was expensed as incurred.

     Stock Based Compensation

The Company accounts for its employee and director stock options in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Pro forma disclosures are required under SFAS 123, “Accounting for Stock-Based Compensation” and as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” are presented below. Under this method, no stock based compensation expense has been recognized for stock options issued to employees because the exercise prices of options issued were equal to or greater than the fair value of the underlying shares at the date of grant .

Had compensation cost for the Company’s plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would have been $716,224 for the year ended January 1, 2005 and $141,530 for the year ended January 3, 2004. Such amounts would be amortized over the vesting period of the options. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been $244,354 and $19,174 for the years ended January 1, 2005 and January 3, 2004, respectively.

Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the years ended January 1, 2005 and January 3, 2004, would have been changed to the pro forma amounts indicated below:

		January 1,	January 3,
		2005	2004
Net loss	As reported	$(6,181,683)	$(6,046,232)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(244,354)	(19,174)

Net loss	Pro forma	$(6,426,037)	$(6,065,406)

		January 1,	January 3,
		2005	2004
Net loss attributable to common shareholders	Pro forma	(7,596,678)	(6,065,406)

Basic and diluted net loss per share	As reported	$(0.36)	$(0.59)
	Pro forma	$(0.37)	$(0.59)
Basic and diluted net loss per share attributable to common shareholders	Pro forma	$(0.44)	$(0.59)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company’s consolidated financial statements.

     Comprehensive Income

The Company has no items of other comprehensive income or expense. Accordingly, the Company’s comprehensive loss and net loss are the same for all periods presented.

     Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Recent Accounting Pronouncements

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for small business issuers for annual periods beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

4. Inventories

Inventories are stated at the lower of first-in, first-out, cost or market value, and consist of the following:

	January 1,	January 3,
	2005	2004
Raw materials	$47,794	$73,455
Finished Goods	334,554	513,727

	382,348	587,182
Less allowance for obsolete inventory	(143,020)	(157,653)

	$239,328	$429,529

5. Property and Equipment

Property and equipment consist of the following:

	January 1,	January 3,
	2005	2004
Tools and equipment	$365,323	$376,027
Software	109,118	—
Furniture	15,500	—
Leasehold Improvements	—	76,716
Vehicles under capital lease (Note 18)	—	1,993,233

	489,941	2,445,976

Less accumulated depreciation and amortization	(364,164)	(627,561)

	$125,777	$1,818,415

Depreciation expense included as a charge to income was $409,081 and $215,413 for the years ended January 1, 2005 and January 3, 2004, respectively.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC, under which the Company was released from its obligation under the master vehicles lease agreement (Note 18) and vehicles under the capital lease were accordingly excluded from the Company’s property and equipment.

6. Construction Contracts in Progress

Revenues and costs recognized on construction contracts in progress contrast the related billings as follows:

	January 1,	January 3,
	2005	2004
Direct costs to date	$6,839,044	$8,712,117
Gross profit to date	1,345,213	1,629,928

Earned contract revenue	8,184,257	10,342,045
Net underbillings within CTS prior to acquisition		1,522,569
Contract billings to date	(7,885,520)	(10,701,932)

Net under billings	$298,737	$1,162,682

Included in the accompanying consolidated balance sheets under the following captions are:

	January 1,	January 3,
	2005	2004
Costs and estimated earnings in excess of billings	$822,656	$1,517,226
Billings in excess of costs and estimated earnings	(523,919)	(354,544)

Net under billings	$298,737	$1,162,682

7. Acquisitions

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

The intangible assets of $1,912,076 consist of a trade name and customer lists. These intangible assets acquired have estimated useful lives as follows: Christenson trade name – indeterminate life; customer lists relative to the CTS base of customers — six years. Goodwill of $2,299,084 at the acquisition date represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The goodwill value was tested for impairment in the fourth quarter of 2004 using both the market value approach and the discounted cash flow approach. In both cases, the goodwill was determined to not be impaired.

The Company tested the trade name value for impairment as of the end 2004, and the result indicated that the recorded book value of trade name exceeded its fair value, as determined by discounted cash flows. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $376,000, net of tax, or $0.02 per share at January 1, 2005 to reduce the carrying value of trade name to its estimated value of $872,771 (Note 8).

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

The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company’s common stock for several days before the acquisition of Velagio. The fair value of employee stock options issued in conjunction with this acquisition has been included in the determination of the purchase price. The fair value of such options was determined using the Black-Scholes model. The Company used the following assumptions in calculating the value of these options: Risk free rate – 1.94%; Volatility index – 118%; Divivdend yield: 0%. The components of the purchase price were as follows:

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

The following unaudited proforma information presents a summary of the consolidated results of operations of the Company assuming the acquisitions of CTS, Velagio and IST occurred on the first day of 2004. In the course of trying to complete the audit of GAAP compliant financial statements related to its Form 8-K/A filing, the Company’s independent registered public accounting firm and management indentified certain material internal control weaknesses within the operations of CTS in the areas of: revenue recognition; cash disbursements; inventory accounting; and document control. The Company’s management concluded that fully compliant GAAP financial statements of CTS for FY 2002 and FY 2001 could not be prepared. In addition, the Company’s independent registered public accounting firm concluded that they could not complete an audit nor render an audit opinion on the FY 2002 and FY 2001 historical financial statements of CTS. Given the significance of CTS, and for the purpose of informing shareholders and prospective investors, the Company has prepared the following summary proforma with the best information available, which management believes fairly represents the unaudited proforma results of operations of the combined Company for the periods presented. The following information is unaudited.

Year Ended
January 3,
2004
(unaudited)
Sales	$45,788,658

Net loss	$(8,798,364)

Basic and diluted net loss per share	$(.85)

Prior to the end of the year 2003, the Company’s management decided to discontinue the operations of IST and Velagio, and concentrate on the operations of the newly merged subsidiary CVI.

8. Intangible Assets and Goodwill

The Company amortizes its intangible assets on a straight-line basis. The Company’s acquisition of CTS resulted in the valuation of CTS’ Christenson name and customer lists as intangible assets. The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. It was determined that the value of the trade name on the balance sheet of the Company as of January 1, 2005 was partially impaired. An expense of $376,000 was charged against earnings for the year ended January 1, 2005 (see Note 7).

The customer lists were determined to have a six-year life. Shortly after the acquisition of IST, the Company elected to eliminate further investment in its IOS product line. As of the end of the quarter ended September 27, 2003, the intangible value of the IOS product line was written off. Due to management’s decision to discontinue the operations of Velagio and IST at January 3, 2004, it was determined by the Company that the intangibles of Velagio and IST were impaired. The write-off of the intangible assets was included as part of discontinued operations in the consolidated statement of operations.

Intangible assets consist of the following:

	January 1,	January 3,
	2005	2004
Christenson trade name	$872,771	1,248,771
Christenson customer lists	663,305	663,305

	1,536,076	1,912,076
Less accumulated depreciation and amortization	(142,795)	(32,244)

	$1,393,281	$1,879,832

Amortization of intangible assets included as a charge to income was $110,552 and $32,244 for the years ended January 1, 2005 and January 3, 2004, respectively. Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
2005	$110,551
2006	110,551
2007	110,551
2008	110,551
2009	78,306

Total	520,510

The Company does not amortize goodwill. As a result of the acquisitions of CTS, Velagio and IST, the Company recorded goodwill in the amount of $3,792,472 during fiscal year 2003. Due to management’s decision to discontinue the operations of Velagio and IST prior to January 3, 2004, it was determined by the Company that the goodwill of Velagio and IST were impaired. The write-off of the intangible assets was included as part of discontinued operations in the consolidated statement of operations. The changes in the carrying amount of goodwill for the years ended January 1, 2005 and January 3, 2004 are recorded below.

	January 1,	January 3,
	2005	2004
Beginning goodwill balance	$2,299,084	$250,490
Goodwill recorded upon acquisition of Velagio	—	1,295,366
Goodwill recorded upon acquisition of CTS	—	2,497,106
Adjustments to goodwill for reduction of pre-acquisition expenses	(22,841)	(198,022)
Goodwill write off due to impairment		(1,545,856)

Ending goodwill balance	$2,276,243	$2,299,084

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements’ estimates.

9. Discontinued Operations

Velagio and IST

During the fourth quarter of 2003, management determined that the previous operations of Velagio and IST should be discontinued. After the acquisition of Velagio and CTS on September 16, 2003, management decided to focus on the electrical construction services and technology infrastructure products and services business acquired with CTS. As a result of expense cuts made after the acquisitions, all of the previous employees of Velagio and IST were either refocused in areas within the Company that supported the electrical and technology side of the business, or separated from the Company. The only items listed as discontinued operations in the statement of operations in 2004 related to prior operations of Velagio and IST were the reversal of previously unresolved liability reserves.

Sales of Velagio from September 16, 2003, the date of the acquisition, to January 3, 2004, were approximately $154,000. The net loss of Velagio for this period was $1,794,000, of which $1,295,000 was from the write-off of goodwill recorded upon its acquisition. Sales of IST for the years ended January 3, 2004 were approximately $458,000. The net loss of IST for the period ended January 3, 2004 was approximately $1,146,000.

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

A total of $62,827 and $36,758 in contingent earn-out payments were received by the Company during the year ended January 1, 2005 and January 3, 2004, respectively. These amounts were recorded as gain on the sale of discontinued operations in the Consolidated Statements of Operations.

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

10. Capital Stock

The Company has authorized 10,000,000 shares of Series 2 Preferred stock, no par value. As of January 1, 2005 and January 3, 2004, the Company has 6,821,436 and 6,940,484 shares of Series 2 preferred stock issued and outstanding. The Company has authorized 10,000,000 shares of Series 3 Preferred stock, no par value. As of January 1, 2005, the Company has 3,641 shares of Series 3 preferred stock issued and outstanding. The Company had no Series 3 preferred stock issued and outstanding at January 3, 2004. The Company has authorized 10,000,000 shares of Series 4 Preferred stock, no par value. As of January 1, 2005, the Company has 4,065 shares of Series 4 preferred stock issued and outstanding. The Company had no Series 4 preferred stock issued and outstanding at January 3,

2004. The Company has authorized 125,000,000 shares of Common Stock, no par value. As of January 1, 2005 and January 3, 2004, the Company has 18,491,618 and 16,772,570 shares of common stock issued and outstanding. This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability.

Series 2 Preferred Stock

On September 26, 2003 the Company issued 3,607,151 shares of Series 2 preferred stock in conjunction with a private placement at $.42 per share (Note 11). On November 17, 2003, the Company issued 3,333,334 shares of Series 2 preferred stock in exchange for the conversion of debt. During the year ended January 1, 2005, one of the Series 2 preferred stockholders converted 119,048 shares of Series 2 preferred stock into 119,048 shares of common stock. The terms of the Series 2 preferred stock are as follows.

Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of January 1, 2005 there were dividends of approximately $227,000 in arrears.

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

Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of January 1, 2005 there were $74,614 of undeclared dividends in arrears.

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

Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At January 1, 2005, there remains $255,471 of unamortized beneficial conversion feature associated with the Series 3 preferred stock.

Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.

Series 4 Preferred Stock

In April and May 2004, the Company issued 4,605.265 shares of Series 4 preferred stock at $380 per share in exchange for $1,750,000 in a private placement (Note 11) from investors, some of which include certain related parties. The terms of the Series 4 preferred stock are as follows.

Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of January 1, 2005 there were $83,521 of undeclared dividends in arrears.

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

Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At January 1, 2005, there remains $155,589 of unamortized beneficial conversion feature associated with the Series 4 preferred stock.

Voting Rights. Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

Common Stock

On February 28, 2003, the Company entered into a Stock Purchase and Pledge Agreement (the “Agreement”) with Steelcase, Inc. (“Steelcase”) to repurchase 951,445 of the Company’s common shares held by Steelcase. Pursuant to the terms of the Agreement, the Company repurchased these shares for a base amount of approximately $209,318, or $0.22 per share, subject to adjustment (Note 12). During April and May 2003 the Company issued 1,113,078 shares of restricted common stock in conjunction with a private placement at $.26 per share (Note 11). Net proceeds received amounted to $269,549. On September 16, 2003, the Company acquired Christenson Technology Services, Inc. (CTS) in exchange for 4,193,142 shares of the Company’s common stock, valued at $1,090,217 (Note 7).

On September 16, 2003, the Company acquired Velagio, Inc. (Velagio) in exchange for 4,193,143 shares of the Company’s common stock, valued at $1,202,872 (Note 7). On July 28, 2004, The Company issued an aggregate of 1,600,000 shares of common stock to a consultant in exchange for $560,000 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $560,000 were charged to operations during the year ended January 1, 2005. In October 2004, one of the Series 2 preferred stockholders converted 119,048 shares of Series 2 preferred stock into 119,048 shares of common stock.

11. Private Placements

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

Prior to the Company’s acquisitions of CTS and Velagio on September 16, 2003, the Company entered into subscription agreements to issue 3,607,151 shares of restricted, Series 2 preferred stock at $0.42 per share (Note 10). The subscription agreements were contingent upon the closing of the Company’s acquisitions of CTS and Velagio. The funding of the subscriptions occurred on or near October 3, 2003. In total, the Company received net proceeds from the private placement of approximately $715,000 in cash and $765,000 in debt conversion. Issuance costs relative to the private placement were approximately $35,000. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. The private placement included an issuance of 333,335 warrants for the purchase of common stock, which are exercisable at a purchase price of $.42 per share with a 5-year term. Each investor was awarded one warrant for every $3 invested in the private placement. The proceeds from the offering were allocated between the Series 2 preferred stock and the warrants issued in the transaction. The Black Scholes valuation method was used to determine the value of the warrants (Note 13). The Company used the following assumptions in calculating the value of these warrants at issuance: Risk free rate – 1.94%; Volatility index – 118%; Stock price on September 30, 2003: $0.30 per share.

In April 2004, 4,605.265 shares of Series 4 preferred stock were issued at $380 per share in conjunction with a $1,750,000 private placement. Each of these shares of preferred stock is convertible into 1,000 shares of the

Company’s common stock (Note 10).

12. Repurchase of Common Stock

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

If the Note and accrued interest are paid according to the terms of the Note, on the third anniversary date of the Note the parties shall calculate a new purchase price based on the average market closing price of the Company’s common stock for the 180 days prior to the third anniversary date. If the average market closing price per common share over this 180 day period is less than $0.22 per common share, then the purchase price payable under the Agreement will remain at $209,318 or $0.22 per common share. If the average market closing price per share over this 180 day period is greater than $0.22 per common share, then the purchase price payable under the Agreement will be increased by an amount equal to the excess of this 180 day average market closing price per common share over $0.22 per common share, times 951,445 shares. However, under this purchase price adjustment, the maximum purchase price paid will not exceed approximately $333,006, or $0.35 per common share. This feature is considered to be an embedded derivative option under the provisions of Financial Accounting Standards No. 133. Under these provisions a derivative liability was established at inception in the amount of $14,310 using the Black-Scholes valuation model. Changes based on fluctuations in the Company’s stock price are reflected in the other expense section of the Statement of Operations. From the date of inception of this note to the end of the fiscal year, January 1, 2005 this liability increased by $27,553, and the value of this liability as of January 1, 2005 was $41,863, and is reflected as a long term liability on the Consolidated Balance Sheet.

For purposes of all purchase price adjustments under the Agreement, the number of common shares and per share amounts are subject to adjustments to give effect to stock splits, dividends, reorganizations, recapitalizations and other similar transactions occurring after the date of the Agreement.

As of January 1, 2005, the Company had not made its required September 2004 and December 2004 quarterly interest payments of approximately $4,200 each quarter. As of January 1, 2005 interest payable on this note totaled approximately $9,800. As of the date of this report, the Company had not made its required February 28, 2005 annual principal payment of $69,773 and quarterly interest payments. Total interest due and payable on this note as of April 1, 2005, is approximately $13,955. The Company is accordingly in default under the terms of the note agreement.

13. Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the “Plan”). At January 1, 2005 and January 3, 2004, 2,163,049 and 688,936 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over periods ranging between zero and four years.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$0.04-$0.05	16,000	1.9	$0.04	16,000	$0.04
$0.31-$0.60	2,120,661	4.9	$0.44	809,322	$0.47
$1.76-$2.70	26,388	6.1	$2.27	25,457	$2.28

	2,163,049	4.9	$0.46	850,779	$0.52

A summary of the status of the Company’s Stock Incentive Plan as of January 1, 2005 and January 3, 2004 and for the years then ended is presented below:

	January 1, 2005		January 3, 2004
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	688,936	$.84	261,188	$.39
Granted at market price	1,869,188	.43	95,000	.42
Granted at greater than market price	—	—	473,907	1.05
Exercised	—	—	—
Cancelled	(395,075)	.96	(141,159)

Outstanding at end of year	2,163,049	$.46	688,936	$.84

Options exercisable at year end	850,779	$.52	474,719	$1.02

The Company granted 1,869,188 and 95,000 options to purchase shares of the Company’s common stock to employees and directors of the Company, during the years ended January 1, 2005 and January 3, 2004, respectively. These options are forfeited if not exercised within periods of five to ten years, and vest over periods ranging from immediately to forty-eight months starting with the month of grant. These totals do not include options granted to Velagio employees and other parties in connection with the acquisition of Velagio in the year ended January 3, 2004.

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

The weighted average per share value of options granted during the years ended January 1, 2005 and January 3, 2004 was $0.43 and $0.94, respectively.

The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 2004 and 2003 using the Black-Scholes pricing model as prescribed by SFAS No. 123 (see note 3). The following ranges of assumptions were used to calculate the values of options granted during 2004 and 2003:

	For the year ended
	January 1,	January 3,
	2005	2004
Risk-free interest rate	3.10% - 3.97%	2.12%
Expected dividend yield	—	—
Expected lives	5-10 years	5-10 years
Expected volatility	151% - 155%	123%

Common StockWarrants

In connection with debt financing entered into during fiscal year 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and JMW Capital Partners, Inc. (now known as Aequitas Capital Management). In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and JMW Capital Partners, Inc. was determined to be $468,000. The difference of $111,000 between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment.

In connection with an April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902 (Note 10). At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

In connection with the January 22, 2004 debt issuance by Destination Capital, LLC (see Notes 14 and 18), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding. The Company repaid this debt in April 2004, and accordingly is obligated to issue 1,403,547 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,373. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Notes 14 and 18), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

For the months from September 1, to January 1, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company is obligated to issue 693,750 additional warrants. The value of these warrants of $283,988 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC (see Note 18), under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares. Each warrant is exercisable into one share of common stock at $0.38 per share and will expire in 2009. These warrants were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations.

14. Debt

Operating Line of Credit

As of January 1, 2005, the Company has a $5,000,000 credit facility, which expires in January 2006. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6 1/2% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had $607,025 available borrowing capacity at January 1, 2005. As of January 1, 2005, borrowings of $4,392,975 were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at January 1, 2005.

Long Term Debt

The Company had several notes payable outstanding at January 1, 2005. The total amount of the notes and their terms are summarized below.

	January 1,	January 3,
	2005	2004
Steven M. Wright unsecured promissory note, interest at 10%, due September 1, 2003. This note and accrued interest of $4,480 was converted to 117.81 shares of Series 3 preferred stock on April 2, 2004. (See Note 10)	$—	$45,000

R. Patrick Hanlin, unsecured advance paid to a creditor of the Company on November 5, 2003. No terms were negotiated. This debt was converted to 38.095 shares of Series 3 preferred stock on April 2, 2004. (See Note 10)	—	16,000

Christenson Leasing Company, LLC (CLLLC) subordinated promissory note, six monthly interest only payments beginning November 15, 2003, payments of $18,355 including interest at 12% beginning June 15, 2004, amortized over five years, due and payable in full on October 15, 2005. This debt and accrued interest of $52,350 was converted to 2,088.924 shares of Series 3 preferred stock on April 2, 2004. (See Note 10)	—	825,000

Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises ($23,217), Christenson Leasing Company, LLC ($23,217), JW Assurance and Holding Limited ($33,168), interest only payments due January 17, 2004, sixteen quarterly payments totaling $6,337 beginning April 15, 2004 including interest at 12% until paid in full. This debt and accrued interest of $11,358 was converted to 216.571 shares of Series 3 preferred stock on April 2, 2004. (See Note 10)	—	79,602

Steelcase, Inc. promissory note, quarterly interest only payments at 12% per annum beginning June 1, 2003. Annual principal payments of $69,773, second payment due and payable February 28, 2005, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $5,562). (See Note 12) The Company is in default under the terms of the note agreement.	133,984	198,984

Various subordinated notes payable to Robert Jesenik dba Jesenik Enterprises, Christenson Leasing Company LLC, JW Assurance and Holding Limited, JMW Capital Partners, Inc. (now known as Aequitas Capital Management),, interest only payment due January 17, 2004, sixteen quarterly payments of $4,036 beginning April 15, 2004 including interest at 12% until paid in full. This debt and accrued interest of $7,105 was converted to 137.630 shares of Series 3 preferred stock on April 2, 2004. (See Note 10)	—	50,700

Christenson Leasing Company, LLC capital equipment lease, thirty six monthly payments of approximately $70,000 including interest at 25.04% beginning September 1, 2003, amortized over three years, due and payable in full on August 1, 2006. This lease obligation was terminated on September 10, 2004. (See Note 18)	—	1,925,845

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $952,907 payable monthly in payment amounts ranging from $25,000 per month to $75,000 per month including interest at 7% per annum, due and payable in full by September 1, 2006.	952,907	—

Destination Capital, LLC business loan agreement, net of debt discount of $16,054, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $83,333, thereafter. Interest accrued at prime plus 10%. (See Note 18)	1,186,135	—

Total debt	2,273,026	3,141,131
Less current portion	(1,159,469)	(967,997)

Long term debt	$1,113,557	$2,173,134

Aggregate maturities of long-term debt as of January 1, 2005 are as follows:

Fiscal Year	Amount
2005	1,159,469
2006	1,113,557
2007	—
2008	—
2009 and after	—

$2,273,026

15. Segment Information

During the fiscal years ended January 1, 2005 and January 3, 2004, the Company’s operations comprised of electrical construction services and information technology in the areas of voice, data, video, and life safety.

The Company is managed as one specific line of business including electrical construction services. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. The Company’s management relies on the internal management system to provide sales, cost and asset information for the business as a whole.

All of the Company’s assets as of January 1, 2005 and January 3, 2004, were attributable to U.S. operations. For both years, no single customer accounted for 10% or more of the Company’s net sales.

16. Income Taxes

The provision for income taxes for the years ended January 1, 2005 and January 3, 2004 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

As of January 1, 2005 and January 3, 2004, Microfield had deferred tax assets primarily consisting of its net operating loss carryforwards. However, because of cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero. The tax benefit recorded at the statutory rate in Microfield’s pre-tax loss in fiscal years 2004 and 2003 would have been approximately $2,138,842 and $2,192,457, respectively. However, because of recognition of a full valuation allowance the effective tax rate for the Company was zero in both 2004 and 2003.

Deferred tax assets are comprised of the following components:

	January 1, 2005	January 3, 2004
Current:
Allowance for doubtful accounts	$40,028	$45,295
Employee benefits	65,396	57,826
Start-up costs	31,486	31,486
Inventory allowance	55,063	60,696
Other allowances	41,840	9,299

	233,813	204,602

Non-current:
Net operating loss carryforwards	10,066,451	7,916,244
Start-up costs	31,486	62,972
Research and development credits	143,245	145,045

	10,241,182	8,124,261

Total deferred tax asset	10,474,995	8,328,863
Deferred tax asset valuation allowance	(10,474,995)	(8,328,863)

Net deferred tax assets	$—	$—

At January 1, 2005, the Company had available net operating loss carryforwards of approximately $26,000,000 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2005 to 2024 subject to limitations of Section 382 of the Internal Revenue Code, as amended. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995 and the Company’s acquisition of CTS, Velagio and IST. In addition, the Company has research and development credits aggregating $143,245 for income tax purposes at January 1, 2005. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2005 to 2013.

17. Net Income (Loss) Per Share

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, convertible preferred stock and warrants to purchase common stock.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as preferred stock, stock options and warrants as outstanding. For all periods presented, the computation of net loss per share excludes the effect of stock options and warrants as they were antidilutive. There were 2,163,049 options and 5,645,439 warrants outstanding at January 1, 2005, and 688,936 options and 2,510,643 warrants outstanding at January 3, 2004.

The following table presents the computation of basic and diluted losses per share:

	Year ended	Year ended
	January 1, 2005	January 3, 2004

Net loss available for common shareholders	$(7,352,324)	$(6,046,232)

Basic and fully diluted loss per share	$(0.36)	$(0.59)

Continuing operations	$(0.37)	$(0.31)

Discontinued operations	$0.01	$(0.28)

Weighted average common shares outstanding	17,340,152	10,308,815

18. Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at January 1, 2005 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment

Destination Capital, LLC(a)	Loan agreement	July 24, 2006	$1,200,000	$ (d)14,550
CEAC(a)	Bond guarantee fees(c)	open	—	(c) (b)2,400
CEI(a)	Equipment lease	December 1, 2007	—	40,000
Destination Microfield, LLC(e)	Vehicle operating lease	August 1, 2006	—	(f)29,000
CEI(a)	Real property leases	October 31, 2008	—	48,842
John B. Conroy	Note receivable	September 16, 2005	66,250	—

(a) Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities. Mr. Jesenik is also President of each of the entities designated by this footnote.

(b) This lease payment and bond guarantee fee are approximations, and may fluctuate based on several factors including the dollar value of jobs under bond at any particular time.

(c) A. Mark Walter, an officer, participates in the guarantee of these bonds, and is paid a portion of this fee.

(d) This payment represents an interest only monthly payment amount in effect at January 1, 2005. This payment changes to $83,333 on June 24, 2005 and is for payment of principal and interest.

(e) William C. McCormick, a director and former interim CEO, holds a minority ownership interest in this entity.

(f) These payments vary over the term of the loan. These amounts represent the monthly payment in effect on January 1, 2005.

Terms and conditions of each of the notes and agreements are listed below.

Notes payable to Destination Capital, LLC

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director of the Company, holds a significant interest. Under the terms of the agreement between the Company and Destination, the Company paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $0.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. During the 6 month agreement period, the Company issued incentive stock options at $0.31 per share, therefore the price per share used for these warrants was reduced to $0.31. The Company initially was obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.1%, volatility of 152%, fair market value of the Company’s stock of $.48 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the six-month term of the debt. This debt was outstanding on February 1, 2004, March 1, 2004 and April 1, 2004 and in accordance with the terms of the note agreement, the Company is further obligated to issue additional warrants to purchase 1,053,159 shares of the Company’s common stock. These warrants were valued using the Black Scholes pricing model. The assumptions used included risk free rates ranging from of 3.1% to 3.3%, volatility of 152%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock on those three dates of $0.46, $0.60 and $0.62 per share, respectively. The fair value of these warrants in the amount of $780,372 has been recorded as interest expense in the consolidated statement of operations for the year ended January 1, 2005. At the date of each of those warrant issuances, the Company did not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants was classified as liability for warrant settlement on the consolidated balance sheet. On September 1, 2004, the Company’s shareholders voted to increase the Company’s authorized common shares from 25,000,000 to 125,000,000. The fair market values of these warrants were re-measured on that date and reclassified as common stock warrants in the shareholders’ equity section on the balance sheet, with the increase or decrease in their values recorded as an increase or reduction of interest expense in the consolidated statement of operations (Note 13). The Note was repaid in full during April 2004.

On August 24, 2004 the Company entered into a Business Loan Agreement with Destination under which the Company can borrow up to $2,000,000 based on Destination’s discretion and funds availability (Note 14). Under the terms of the agreement, the Company pays interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of the assets or stock of the Company, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of the stock of the Company or its subsidiary. Additionally, the Company will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. If the loan is initially drawn up to $1,250,000, and paid according to the terms of the agreement, this will result in the issuance of approximately 2.5 million warrants to Destination. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by the Company while the loan is outstanding (Note 13). Beginning August 1, 2004, the Company was obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

		Warrants to be
Date	Loan Balance	Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000

Total warrants to be issued as of January 1, 2005		731,250

The Company initially was obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of the Company’s stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the twenty-four month term of the debt. The warrants issued on September 1, 2004 through January 1, 2005 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.39% to 3.71%, volatility of approximately 155%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock ranging from $0.35, to $0.59 per share. At the time these warrant obligations arose, the Company had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of the warrants issued from September 1, 2004 through January 1, 2005 of $283,988, were classified as common stock warrants in the shareholders’ equity (deficit) section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.

Note payable to Steven M. Wright

On June 10, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $50,000 under a line of credit promissory note (Note 14) for working capital purposes. The note carried an interest rate of 10% and was due and payable on September 1, 2003. As of January 3, 2004, $5,000 of this note had been repaid with the remaining balance still outstanding. The remaining note balance and accrued interest of $4,480 was converted to 117.81 shares of Series 3 preferred stock on April 2, 2004 (Note 10).

Notes payable to entities controlled by Robert J. Jesenik

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

On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company. Under this note, six interest only payments were due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 were to be due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrued at 12% per annum beginning on September 15, 2003. This note and accrued interest was converted to 2,088.924 shares of Series 3 preferred on April 2, 2004 (Note 14).

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $6,337 were due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $79,602 was outstanding under these notes. These notes were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004 (Note 14).

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $4,036 were due quarterly beginning on April 17, 2004. Interest on these notes accrued at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes and accrued interest were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004 (Note 14).

On April 2, 2004, approximately $118,000 of interest, payable to entities in which Mr. Jesenik has a significant interest under the notes and agreements listed above, was converted to 280.952 shares of Series 3 preferred stock (Note 10). As of January 1, 2005 no interest is payable to entities in which Mr. Jesenik has a significant interest.

Bond Guarantee Fees

A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has separate agreements with CEAC, Inc. (CEAC) and A. Mark Walter individually, President of CVI, under which at quarter end paid CEAC and Mr. Walter each approximately $1,200 per month for their guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At January 3, 2004, the Company was past due on payments totaling $125,000. The Company reached agreement on a payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock (Note 10). This arrangement tendering a portion of the payment with preferred stock in lieu of cash, is for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due is scheduled to be paid entirely in cash. At January 1, 2005, the Company was past due on payments totaling approximately $25,000.

Master Vehicle Lease Agreement

On September 1, 2003 CTS entered into a master vehicle lease agreement with Christenson Leasing Company LLC (“CLLLC”), for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. Under the terms of the lease, CTS paid CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contained a renewal provision under which it had the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment was to remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. This lease was accounted for as a capital lease. On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date (Notes 5 and 14). At January 3, 2004, the Company was past due on payments totaling $271,720. On January 3, 2004, the Company amended the agreement with the lessor under which the monthly payments were reduced to approximately $70,000 per month, with $15,250 of the monthly lease obligation being paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock (Note 10). The Series 3 preferred stock tendered in conjunction with this payment reduction, was all issued on April 2, 2004. This reduction resulted in a decrease in interest rate on this lease from 32.22% to 25.04% per annum. This arrangement tendering a portion of the payment with preferred stock in lieu of cash is for the twelve monthly payments in 2004.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC, under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model, a risk free rate of 3.5%, volatility of 154%, fair market value of the stock of $0.55, and a five year life. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations (Note 13).

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

Real Property Leases

On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon. The monthly sublease payments totaled $58,625 through November 30, 2004. On November 30, 2004, the Company terminated its lease with CEI for space in the Thurman Building and entered into a lease directly with the building owner for a smaller space in the building. As of January 1, 2005 the Company’s total real property lease payments totaled $48,842, of which $675 was on a month-to-month basis. The remaining $48,167 is due on leases with maturity dates between September 2005 and October 2008. The rent per month on the Thurman Building is $31,025. The annual rent obligations from January 1, 2005, for each property are listed in the table below.

Location	Maturity	2005	2006	2007	2008	2009

Thurman Building	10/31/08	$372,297	$372,297	$372,297	$310,247	—
Swan Island	11/30/05	78,355	—	—	—	—
Eugene	09/30/05	76,077	—	—	—	—
Crown Plaza Office	7/31/07	18,795	18,795	12,530	—	—
Pope Storage	*	—	—	—	—	—
Montgomery Park Storage	*	—	—	—	—	—

Total		$545,524	$391,092	$384,827	$310,247	—

*	Month-to-Month

Administrative Services Agreement

On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant Shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2004, the payment by CEI for these services was renegotiated to $15,000 per month as the cost of services to CEI has been reduced. This amount remained at $15,000 through July of 2004, at which time the Company discontinued billing CEI for these services. Charges from CVI to CEI for these services resumed in January 2005.

Note Receivable

In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At January 1, 2005, accrued interest receivable under this note totaled $26,243. The Company has accounted for the $78,750 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, the Company accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

Unsecured Payable

On November 5, 2003, R. Patrick Hanlin, Chairman of the Company’s board of directors, advanced $16,000 to the Company in the form of a payment directly to one of the Company’s creditors. The advance was unsecured and did not carry an interest rate or have any stated due date. On April 2, 2004 this debt was converted to approximately 38 shares of the Company’s Series 3 preferred stock (Note 10). These shares of Series 3 preferred stock are convertible into 38,095 shares of the Company’s common stock at the option of the shareholder.

19. Commitments and Contingencies

Manufacturing and Purchase Commitments

In the acquired CTS business, the Company purchases inventory on an as needed basis. There are no purchase commitments for products that CTS uses in the performance of its services.

Operating lease commitments

The Company is party to a number of operating lease agreements, many of which are included in Note 18 above. Following is a schedule of the Company’s annual operating lease commitments for the coming five years.

Year	Amount
2005	$1,391,524
2006	1,321,092
2007	864,827
2008	310,247
2009 and beyond	—

Rental expenses charged to operations for the year ended January 1, 2005 and January 3, 2004 were $490,337 and $269,657, respectively.

Employment and Consulting Agreements

The Company has an employment agreement with the Company’s President. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

20. Subsequent Events

Lawsuit settlement

In March, 2004, Kurt Underwood (former President/CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, JMW Capital Partners, Inc., Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleged that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into Velagio, Inc. In addition, the lawsuit alleged that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit sought damages of approximately $1.4 million.

On May 27, 2004, the Company, certain executives, board members and related companies filed two separate answers, affirmative defenses, and counterclaims against Mr. Underwood in Multnomah County Circuit Court alleging violations of Oregon Securities law and Oregon common law in connection with the above named transactions. In addition, the countersuit alleged that Mr. Underwood was terminated by the Company for good cause. The lawsuit sought damages of not less than $2.5 million and return of the 3.4 million shares of Microfield stock held by Mr. Underwood in exchange for the return of the shares of Velagio stock held by the Company.

On May 11, 2005 the Company and Mr. Underwood entered into a Settlement Agreement under which both parties agreed to drop their respective lawsuits. The Settlement Agreement provides that the Company and certain defendants will jointly and severally purchase Mr. Underwood’s Microfield Stock for the aggregate purchase price of $362,500. The purchase price will be allocated as follows: $50,000 to the purchase of Mr. Underwood’s 119,050 Series 2 preferred shares and the balance to the purchase of Mr. Underwood’s 3,404,958 common shares. Additionally, the Settlement Agreement terminates Mr. Underwood’s Microfield Warrant. Payment under the Settlement Agreement must occur no later than August 1, 2005 at 1:00 p.m. Pacific standard time.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous independent registered public accounting firm. On March 17, 2005, the Company notified PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) that it was being dismissed as the Company’s independent registered public accounting firm. The decision to dismiss PricewaterhouseCoopers as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on March 16, 2005.

Except as noted in the paragraph immediately below, the reports of PricewaterhouseCoopers on the Company’s consolidated financial statements for the years ended January 3, 2004 and December 28, 2002 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of PricewaterhouseCoopers on the Company’s consolidated financial statements as of and for the years ended January 3, 2004 and December 28, 2002 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has suffered recurring losses from continuing operations and has experienced negative cash flows from continuing operating activities and also due to significant uncertainty with respect to Company’s ability to meet short-term cash requirements.

During the years ended January 3, 2004 and December 28, 2002, and through March 16, 2005, the Company has not had any disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PricewaterhouseCoopers’ satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

Except as described in the following paragraph, during the years ended January 3, 2004 and December 28, 2002, and through March 16, 2005, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

In connection with its audit of the Company’s consolidated financial statements for the year ended January 3, 2004, PricewaterhouseCoopers communicated to the Company’s Board of Directors the existence of certain deficiencies in the area of accounts payable, cash disbursements, inventory accounting and document retention, which were considered by PricewaterhouseCoopers to be material weaknesses in the operation of the Company’s internal controls. A discussion of such material weaknesses, together with management’s response and remedial actions, may be found in: Item 8A of the Company’s Annual Report on Form 10KSB for the fiscal year ended January 3, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on May 20, 2004; Item 3 of the Company’s Quarterly Report on Form 10-QSB for the three month period ended April 3, 2004, which was filed with the SEC on June 25, 2004; Item 3 of the Company’s Quarterly Report on Form 10-QSB for the three and six-month period ended July 3, 2004, which was filed with the SEC on August 23, 2004; and Item 3 of the Company’s Quarterly Report on Form 10-QSB for the three and nine-month period ended October 2, 2004, which was filed with the SEC on December 23, 2004.

The Company has authorized PricewaterhouseCoopers to respond fully to any inquiries from Russell Bedford Stefanou Mirchandani LLP (“Russell Bedford Stefanou Mirchandani”), the Company’s recently engaged independent registered public accounting firm (as discussed below), regarding the material weaknesses discussed above.

The Company has provided PricewaterhouseCoopers with a copy of the above disclosures. The Company has requested PricewaterhouseCoopers to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not PricewaterhouseCoopers agrees with the statements made herein above and, if not, stating in which respects PricewaterhouseCoopers does not agree.

New independent registered public accounting firm. On March 17, 2005, the Company has engaged Russell Bedford Stefanou Mirchandani as its independent registered public accounting firm for the Company’s fiscal year ended January 1, 2005. The decision to engage Russell Bedford Stefanou Mirchandani as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on March 16, 2005.

During the two most recent fiscal years and the period through the date of this disclosure, the Company did not consult with Russell Bedford Stefanou Mirchandani regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and related instructions of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 8A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our President (who currently performs the functions of the Chief Financial Officer), of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Based on his evaluation, our President concluded that our disclosure controls and procedures need improvement and were not adequately effective as of January 1, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), Microfield management, including the President , also conducted an evaluation of Microfield’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Microfield’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended January 1, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Financial Reporting

During the course of the audit of the Company’s January 1, 2005 financial statements, the Company’s registered independent public accounting firm identified certain material weaknesses relating to the Company’s internal controls and procedures within the areas of revenue recognition, accounts payable, cash disbursements, inventory accounting and document retention. Certain of these internal control deficiencies may also constitute deficiencies in the Company’s disclosure controls.

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s auditors to properly and accurately account for the financial information contained in this Form 10-KSB. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-KSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources Among the changes being implemented are:

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

The Company’s officers have been working with the Board of Directors to address recommendations from the Company’s registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. The Company is currently engaged in the implementation of a new internal software system and associated new internal control procedures. Management expects that this system along with new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, that will timely alert the President to material information relating to the Company required to be included in the Company’s Exchange Act filings.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names, ages and positions of the Company’s executive officers and directors are as follows:

Name	Age	Position(s) with Company

A. Mark Walter	40	President and Director
Gary M. Kapral	49	Chief Financial Officer
Steven M. Wright	42	Director
R. Patrick Hanlin	44	Chairman of the Board of Directors
Robert J. Jesenik	45	Director
Michael W. Stansell	62	Director
William C. McCormick	71	Interim CEO and Director

     A. Mark Walter joined the Company in January 2003 and held various management positions within Microfield’s wholly owned subsidiary, Christenson Velagio (CVI), before his promotion to Senior Vice President and Chief Operating Officer of CVI in January 2004. Mr. Walter was appointed President of CVI in November 2004, and appointed to the Board of Directors in April 2005. Mr. Walter has 18 years of experience in leading profitable commercial and industrial electrical services businesses. Prior to joining Christenson Velagio, Mr. Walter was Operations Director for Power City Electrical, a regional electrical company.

     Gary M. Kapral joined the Company in May, 2004 as Chief Financial Officer after having served as a full time financial consultant with the Company since February 2004. Mr. Kapral has been a partner with Tatum CFO Partners LLP since September, 2003. During the three year period prior to joining Tatum, Mr. Kapral was a Vice President and corporate officer of Electro Scientific Industries, a manufacturer of semiconductor capital equipment. Prior to ESI, Mr. Kapral spent 13 years with SGL Carbon, a division of Hoechst, a multinational German-based conglomerate. Mr. Kapral’s career includes CFO, VP Finance, Divisional President and Group VP responsibilities in a wide variety of industrial businesses. He holds a BS degree in Accounting from the University of Illinois and is a Certified Public Accountant. Mr. Kapral left the Company in March 2005.

     Steven M. Wright is currently Senior Managing Director of Aequitas Capital Management. Mr. Wright joined Microfield in September 2002 and was appointed President, Chief Executive Officer and a Director that same month. He served in that position until August 31, 2003 when he was appointed Chief Operating Officer. Mr. Wright left the employ of the Company in December 2003. Mr. Wright remains a director. Prior to joining Microfield, Mr. Wright was the founder and Managing Partner of Innovative Safety Technologies, LLC from its inception in July 2001 to September 2002. Mr. Wright was Chief Operating Officer, Director and Co-founder of Card Capture Services, Inc. an international ATM provider, from March 1992 through May 2000. Mr. Wright holds a BBS in Marketing and Management from the University of Oregon.

     R. Patrick Hanlin joined the Company as its Chairman in September 2002. Mr. Hanlin founded and has been the President and a director of Livebridge, Inc. a multi-channel communications service provider from February 1988 to the present time. Mr. Hanlin holds a BA in Business and Communications from the University of Oregon. Mr. Hanlin resigned from the board in early 2005.

     Robert J. Jesenik joined the Company in September 2003 as a director. Mr. Jesenik is the co-founder and CEO of Aequitas Capital Management, a financial services firm which structures and invest capital in high potential and socially responsible markets. Since the firm’s founding in 1993, he has served on numerous boards of clients and portfolio firms of Aequitas, including serving as CEO of Christenson Electric since 2002. Prior to 1993, Mr. Jesenik spent 16 years in various operating management positions in technology and distribution firms. Mr. Jesenik holds a BS in Accounting from the University of Oregon and an MBA from the University of Portland.

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

     William C. McCormick joined the Company in January 2004 as Interim Chief Executive Officer and resigned that post in November 2004 with the appointment of A. Mark Walter as President of CVI. Prior to coming to the Company, Mr. McCormick was Chief Executive Officer of Precision Castparts, Corp., a publicly traded aerospace company, from August 1994 to August 2002. He also served as the Chairman of the board of directors there from October 1994 to August 2003. Mr. McCormick joined Precision Castparts in April 1985. Prior to Precision Castparts, Mr. McCormick spent 32 years at General Electric in various businesses, including GE Aircraft Engines, Carboloy Systems, Distribution Equipment, and Industrial Electronics. Mr. McCormick serves on the board of directors and is Chair of the Audit Committee of Merix Corporation, a publicly traded manufacturer of high performance interconnect products. He serves on the boards of several other “for profit” and non profit companies. McCormick holds a BS in Mathematics from the University of Cincinnati.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and change in ownership with the Securities and Exchange Commission (SEC). Executive officers, directors and greater than ten percent shareholders are require by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during 2004, all executive officers, directors and greater than ten percent shareholders complied with all applicable filing requirements. During the year, the following officers, directors, and greater than ten percent shareholders filed late Section 16(a) forms; Robert J. Jesenik filed one Form 4 late; Steven M. Wright filed one Form 4 late; A. Mark Walter filed one Form 4 late; William C. McCormick filed one Form 3 late and one Form 4 late; Gary M. Kapral filed one Form 3 late; Christenson Group, LLC filed one Form 4 late; and JMW Group, LLC filed one Form 3 late.

Audit Committee

The Audit Committee charter was discussed, reviewed and adopted February 6, 2003. The Audit Committee consists of Mr. Hanlin, Mr. Stansell and Mr. Jesenik. The Board of Directors has determined that Mr. Hanlin and Mr. Jesenik are each an “audit committee financial expert” as defined in SEC rules. The audit committee held one formal meeting and several other meetings during fiscal year 2004. Mr. Hanlin served as Chairman of the Audit Committee until his resignation in February 2005.

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

Governance Committee

The Company adopted its Code of Ethics in February 2003. The Governance committee members for 2004 included Mr. Wright and Mr. McCormick. The ethics committee met once formally and had informal meetings and discussions throughout 2004. The current policy requires that the ethics committee consist of two Board Members. A copy of the Code of Ethics is available from the Company by contacting Mr. Steven M. Wright, c/o Microfield Group, Inc., 1631 NW Thurman St., Suite 200, Portland, Oregon 97209.

Compensation Committee

The Company’s compensation committee for 2004 consisted of Mr. Hanlin, and Mr. Jesenik. The compensation committee had one formal meeting during the year and numerous informal meetings and discussions throughout 2004. The committee determines the compensation level, option grants and other compensation for the executive officers of the Company.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for fiscal years 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards
				Securities
	Annual Compensation			Underlying	All Other
	Fiscal			Options	Compensation
	Year	Salary($)	Bonus($)	(#)	($)
A. Mark Walter (1)	2004	117,184	—	200,000	7,200
President and Director	2003	89,362	—	—	7,200
	2002	—	—	—	—

Gary M. Kapral (2)	2004	138,462	—	150,000	—
Chief Financial Officer	2003	—	—	—	—
	2002	—	—	—	—

William C. McCormick (3)	2004	—	—	1,200,000	—
Interim Chief Executive	2003	—	—	—	—
Officer and Director	2002	—	—	—	—

Kurt A. Underwood (4)	2004	37,130	11,882	—	—
President and Chief Executive	2003	94,178	37,242	—	—
Officer and Director	2002	—	—	—	—

(1) Mr. Walter was appointed the Company’s President effective November 18, 2004. Prior to this appointment he served as the Company’s Senior Vice President and Chief Operating Officer.

(2) Mr. Kapral was appointed the Company’s Chief Financial Officer effective May 17, 2004. He left the Company in March 2005.

(3) Mr. McCormick was appointed Interim CEO effective January 21, 2004. He held this position with no cash compensation. He resigned that position effective November 15, 2004 with the appointment of A. Mark Walter as President. Mr. McCormick remains a director.

(4) Mr. Underwood was appointed the Company’s Chief Executive Officer effective September 16, 2003. He left the Company on January 21, 2004.

Options Granted in Last Fiscal Year

During 2004, the Company granted 350,000 incentive stock options to purchase Microfield Group, Inc. common stock under the Company’s Stock Incentive Plan to the named officers. No other current executive officers received options exercisable for shares of the Company’s Common Stock during fiscal 2004. All other employees who are not currently executive officers of the Company received options exercisable for a total of 175,000 shares of the Company’s Common Stock during fiscal 2004. There were an additional 1,344,188 nonqualified stock options awarded to individuals or entities not employed by the Company. These options were issued to directors of the Company.

Option Exercise and Holdings

     The following table provides information concerning the exercise of options during fiscal 2004 and unexercised options held as of the end of the fiscal year with respect to the named officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

			Number of
			Securities		Value of
			Underlying		Unexercised
			Unexercised		In-The-Money
	Shares		Options		Options
	Acquired	Value	At FY-End (#)		At FY-End ($) (2)
	On Exercise	Realized	exerciseable/		Exerciseable/		Grant	Expiration
Name	(#)	($) (1)	Unexerciseable		Unexerciseable		Date	Date

A. Mark Walter	—	—	22,917	77,083	$0	$0	1/22/04	1/22/09
			—	100,000	—	$5,000	12/3/04	12/3/09

Gary M. Kapral	—	—	6,250	43,750	$875	$6,125	5/17/04	5/17/09
			—	100,000	—	$5,000	12/3/04	12/3/09

William C. McCormick	—	—	50,000	1,150,000	$500	$11,500	11/12/04	11/12/09

Kurt A. Underwood	—	—	—	—	—	—	N/A	N/A

(1)	Market value of the underlying securities at exercise date, minus exercise price of the options.

(2)	Market value of the underlying securities at January 1, 2005, $.45 per share, minus exercise price of the unexercised options.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of April 1, 2005 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of any class of the Company’s common or preferred stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

		Common Stock and
		Common Stock Equivalents
		Equivalent
		Common
		Shares	Approximate
Five Percent Shareholders, Directors, Director		Beneficially	Voting
Nominees and Certain Executive Officers		Owned (1)	Percentage
(2)	Robert J. Jesenik	20,314,080	53.1%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(3)	JMW Group, LLC	19,370,930	51.8%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(4)	Christenson Group, LLC	8,521,159	25.4%
	805 SW Broadway, Suite 560
	Portland, OR 97205

		Common Stock and
		Common Stock Equivalents
		Equivalent
		Common
		Shares	Approximate
Five Percent Shareholders, Directors, Director		Beneficially	Voting
Nominees and Certain Executive Officers		Owned (1)	Percentage
(5)	Destination Capital, LLC	6,976,718	18.7%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(6)	Christenson Leasing Company, LLC	4,241,922	12.3%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(7)	Kurt A. Underwood	3,540,675	10.5%
	5125 SW Macadam Ave., Suite 200
	Portland, OR 97239
(8)	Christenson Electric, Inc.	3,458,969	10.3%
	1631 NW Thurman Street, Suite 200
	Portland, OR 97209
	Salzwedel Financial Communication, Inc.	1,600,000	4.8%
	1800 SW Blankenship Rd., Suite 275
	West Linn, OR 97068
(9)	Steven M. Wright (1)	1,271,935	3.8%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(10)	Tenley Company	1,184,211	3.5%
	3499 SW Hillsboro Highway
	Hillsboro, OR 97123
(11)	William C. McCormick	1,113,158	3.2%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(12)	Thurman Holdings, Inc.	678,571	2.0%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(13)	Aequitas Capital Management	535,557	1.6%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(14)	Rodney M. Boucher	263,158	* %
	5487 Vicenza Way
	San Jose, CA 95138
(15)	Michael Stansell	226,435	* %
	1631 NW Thurman Street, Suite 200
	Portland, OR 97209
(16)	A. Mark Walter	64,563	* %
	1631 NW Thurman Street, Suite 200
	Portland, OR 97209
(17)	All directors and executive officers	22,990,192	58.4%
	as a group as of 5/31/05 (5 persons)

*	Less than 1%

(1)	Shares to which the person or group has the right to acquire within 60 days after April 1, 2005 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(2)	Includes 5,160,953 Series 2 preferred shares (3,333,333 owned by CEI, 869,048 owned by Christenson Group, Inc., 357,143 owned by Aequitas Capital Management and 601,429 owned by JMW Group, Inc.), 6,116 Series 3 and 4 preferred shares (126 owned by CEI, 3,242 owned by CLC, 68 owned by Aequitas Capital Management, 28 owned by JW Assurance and 2,652 owned by JMW Group, Inc.) outstanding as of April 1, 2005, 910,600 warrants (84,200 owned by JMW Group, Inc.) and 50,000 stock options, both convertible into common stock within 60 days after April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(3)	Includes 5,160,953 Series 2 preferred shares (3,333,333 owned by CEI, 869,048 owned by Christenson Group, Inc., and 357,143 owned by Aequitas Capital Management), 6,088 Series 3 and 4 preferred shares

(126 owned by CEI, 3,242 owned by CLC and 68 owned by Aequitas Capital Management) outstanding as of April 1, 2005, and 84,200 warrants convertible into common stock within 60 days after April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(4)	Includes 4,202,381 Series 2 preferred shares (3,333,333 owned by CEI) and 126 Series 3 and 4 preferred shares (owned by CEI) outstanding as of April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(5)	Includes 3,242 Series 3 and 4 preferred shares (owned by Christenson Leasing) outstanding as of April 1, 2005 and 3,734,796 warrants (1,000,000 owned by Christenson Leasing) convertible into common stock within 60 days after April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(6)	Includes 3,242 Series 3 and 4 preferred shares outstanding as of April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(7)	Includes 119,050 Series 2 preferred shares outstanding as of April 1, 2005 and 16,667 warrants to purchase common stock within 60 days of April 1, 2005.

(8)	Includes 4,202,381 Series 2 preferred shares and 126 Series 3 and 4 preferred shares outstanding as of April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(9)	Includes 118 Series 3 and 4 preferred shares outstanding as of April 1, 2005, 19,231 warrants and 77,035 options convertible into common stock within 60 days after April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(10)	Includes 1184 Series 4 preferred shares outstanding as of April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(11)	Includes 263 Series 4 preferred shares outstanding as of April 1, 2005, and 850,000 options convertible into common stock within 60 days after April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

(12)	Includes 595,238 shares of Series 2 preferred stock outstanding as of April 1, 2005, and 83,333 warrants convertible into common stock within 60 days after April 1, 2005.

(13)	Includes 357,143 Series 2 preferred shares and 68 Series 3 preferred shares outstanding as of April 1, 2005. Each share of Series 3 preferred is convertible into 1,000 shares of voting common stock.

(14)	Includes 263 Series 4 preferred shares outstanding as of April 1, 2005. Each share of Series 4 preferred is convertible into 1,000 shares of voting common stock.

(15)	Includes 86,833 options convertible into common stock within 60 days after April 1, 2005.

(16)	Includes 64,583 options convertible into common stock within 60 days after April 1, 2005.

(17)	Includes 6,498 Series 3 and 4 preferred shares outstanding as of April 1, 2005, 4,664,627 warrants and 1,128,452 options convertible into common stock within 60 days after April 1, 2005. Each share of Series 3 and Series 4 preferred is convertible into 1,000 shares of voting common stock.

Item 12. Certain Relationships and Related Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at January 1, 2005 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment

Destination Capital, LLC(a)	Loan agreement	July 24, 2006	$1,200,000	$ (d)14,550
CEAC(a)	Bond guarantee fees(c)	open	—	(c) (b)2,400
CEI(a)	Equipment lease	December 1, 2007	—	40,000
Destination Microfield, LLC(e)	Vehicle operating lease	August 1, 2006	—	(f)29,000
CEI(a)	Real property leases	October 31, 2008	—	48,842
John B. Conroy	Note receivable	September 16, 2005	66,250	—

(a) Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities. Mr. Jesenik is also President of each of the entities designated by this footnote.

(b) This lease payment and bond guarantee fee are approximations, and may fluctuate based on several factors including the dollar value of jobs under bond at any particular time .

(c) A. Mark Walter, an officer, participates in the guarantee of these bonds, and is paid a portion of this fee.

(d) This payment represents an interest only monthly payment amount in effect at January 1, 2005. This payment changes to $83,333 on June 24, 2005 and is for payment of principal and interest.

(e) William C. McCormick, a director and former interim CEO, holds a minority ownership interest in this entity.

(f) These payments vary over the term of the loan. These amounts represent the monthly payment in effect on January 1, 2005.

Terms and conditions of each of the notes and agreements are listed below.

Notes payable to Destination Capital, LLC

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director of the Company, holds a significant interest. Under the terms of the agreement between the Company and Destination, the Company paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $0.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. During the 6 month agreement period, the Company issued incentive stock options at $0.31 per share, therefore the price per share used for these warrants was reduced to $0.31. The Company initially was obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.1%, volatility of 152%, fair market value of the Company’s stock of $.48 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the six-month term of the debt. This debt was outstanding on February 1, 2004, March 1, 2004 and April 1, 2004 and in accordance with the terms of the note agreement, the Company is further obligated to issue additional warrants to purchase 1,053,159 shares of the Company’s common stock. These warrants were valued using the Black Scholes pricing model. The assumptions used included risk free rates ranging from of 3.1% to 3.3%, volatility of 152%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock on those three dates of $0.46, $0.60 and $0.62 per share, respectively. The fair value of these warrants in the amount of $625,151 has been recorded as interest expense in the consolidated statement of operations for the year ended January 1, 2005. At the date of each of those warrant issuances, the Company did not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants was classified as liability for warrant settlement on the consolidated balance sheet. On September 1, 2004, the Company’s shareholders voted to increase the Company’s authorized common shares from 25,000,000 to 125,000,000. The fair market values of these warrants were re-measured on that date and reclassified as common stock warrants in the shareholders’ equity section on the balance sheet, with the increase or decrease in their values recorded as an increase or reduction of interest expense in the consolidated statement of operations (Note 13). The Note was repaid in full during April 2004.

On August 24, 2004 the Company entered into a Business Loan Agreement with Destination under which the Company can borrow up to $2,000,000 based on Destination’s discretion and funds availability (Note 14). Under the terms of the agreement, the Company pays interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of the assets or stock of the Company, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of the stock of the Company or its subsidiary. Additionally, the

Company will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. If the loan is initially drawn up to $1,250,000, and paid according to the terms of the agreement, this will result in the issuance of approximately 2.5 million warrants to Destination. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by the Company while the loan is outstanding (Note 13). Beginning August 1, 2004, the Company was obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

		Warrants to be
Date	Loan Balance	Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000

Total warrants to be issued as of January 1, 2005		731,250

The Company initially was obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of the Company’s stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the twenty-four month term of the debt. The warrants issued on September 1, 2004 through January 1, 2005 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.39% to 3.71%, volatility of approximately 155%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock ranging from $0.35, to $0.59 per share. At the time these warrant obligations arose, the Company had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of the warrants issued from September 1, 2004 through January 1, 2005 of $283,988, were classified as common stock warrants in the shareholders’ equity (deficit) section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.

Note payable to Steven M. Wright

On June 10, 2003, Steven M. Wright, the Company’s Chief Executive Officer at that time, advanced the Company $50,000 under a line of credit promissory note (Note 14) for working capital purposes. The note carried an interest rate of 10% and was due and payable on September 1, 2003. As of January 3, 2004, $5,000 of this note had been repaid with the remaining balance still outstanding. The remaining note balance and accrued interest of $4,480 was converted to 117.81 shares of Series 3 preferred stock on April 2, 2004 (Note 10).

Notes payable to entities controlled by Robert J. Jesenik

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

On September 15, 2003, CTS executed an Amended and Restated Promissory Note in the amount of $825,000 due to Christenson Leasing Company, LLC (CLC). CLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant shareholder, holds a substantial ownership interest. This debt arose within CTS prior to the acquisition by the Company. Under this note, six interest only payments were due monthly beginning on November 15, 2003. Thereafter, payments of $18,355 were to be due monthly beginning on June 15, 2004, with a balloon payment of $666,889 due and payable on October 15, 2005. Interest on this note accrued at 12% per annum beginning on September 15, 2003. This note and accrued interest was converted to 2,088.924 shares of Series 3 preferred on April 2, 2004 (Note 14).

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited for the purchase of the undivided interests in certain assets previously leased by CTS. Robert J. Jesenik, a Director and significant shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $6,337 were due quarterly beginning on April 17, 2004. Interest on these notes accrues at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $79,602 was outstanding under these notes. These notes were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004 (Note 14).

On January 17, 2003, CTS executed separate promissory notes with JMW, CLC, Robert Jesenik dba Jesenik Enterprises and JW Assurance and Holding Limited in payment of certain past due rent amounts due from CTS under an asset lease. Robert J. Jesenik, a Director and significant shareholder, owns a substantial ownership interest in all of the above named entities. An interest only payment was due on January 17, 2004. Thereafter, payments totaling $4,036 were due quarterly beginning on April 17, 2004. Interest on these notes accrued at 12% per annum beginning on January 17, 2003. As of January 3, 2004, $50,700 was outstanding under these notes. These notes and accrued interest were converted to 216.571 shares of Series 3 preferred stock on April 2, 2004 (Note 14).

On April 2, 2004, approximately $118,000 of interest, payable to entities in which Mr. Jesenik has a significant interest under the notes and agreements listed above, was converted to 280.952 shares of Series 3 preferred stock (Note 10). As of January 1, 2005 no interest is payable to entities in which Mr. Jesenik has a significant interest.

Bond Guarantee Fees

A certain number of CTS construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has separate agreements with CEAC, Inc. (CEAC) and A. Mark Walter individually, President of CVI, under which at quarter end paid CEAC and Mr. Walter each approximately $1,200 per month for their guarantee of this bond liability. CEAC holds a substantial ownership interest in CEI. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEAC. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CTS and indemnified by certain shareholders of CEAC.

Equipment Lease Agreement

On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. At January 3, 2004, the

Company was past due on payments totaling $125,000. The Company reached agreement on a payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock (Note 10). This arrangement tendering a portion of the payment with preferred stock in lieu of cash, is for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due is scheduled to be paid entirely in cash. At January 1, 2005, the Company was past due on payments totaling approximately $25,000.

Master Vehicle Lease Agreement

On September 1, 2003 CTS entered into a master vehicle lease agreement with Christenson Leasing Company LLC (“CLLLC”), for use of certain vehicles used in its construction business. CLLLC is an equipment leasing company in which Robert J. Jesenik, a Director and significant Shareholder, holds a substantial ownership interest. Under the terms of the lease, CTS paid CLLLC $84,777 monthly beginning on September 1, 2003, with the final payment due August 1, 2006. The lease contained a renewal provision under which it had the option, at the end of the lease term, to purchase or return the vehicles, or to renew the lease for an additional 12 months. The lease payment was to remain fixed unless the 30-day Commercial Paper Rate as published in the Wall Street Journal exceeds 2.00%. If that occurs, the lessor has the option to increase the lease payment. This lease was accounted for as a capital lease. On September 1, 2003 prior to the acquisition of CTS, $1,993,233 was recorded as cost of the vehicles leased with the same amount recorded as debt owed under the lease as of that date (Notes 5 and 14). At January 3, 2004, the Company was past due on payments totaling $271,720. On January 3, 2004, the Company amended the agreement with the lessor under which the monthly payments were reduced to approximately $70,000 per month, with $15,250 of the monthly lease obligation being paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock (Note 10). The Series 3 preferred stock tendered in conjunction with this payment reduction, was all issued on April 2, 2004. This reduction resulted in a decrease in interest rate on this lease from 32.22% to 25.04% per annum. This arrangement tendering a portion of the payment with preferred stock in lieu of cash is for the twelve monthly payments in 2004.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC, under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model, a risk free rate of 3.5%, volatility of 154%, fair market value of the stock of $0.55, and a five year life. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations (Note 13).

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

Real Property Leases

On September 1, 2003, CTS entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CTS. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. CTS has operating activities in Portland and Eugene, Oregon. The monthly sublease payments totaled $58,625 through November 30, 2004. On November 30, 2004, the Company terminated its lease with CEI for space in the Thurman Building and entered into a lease directly with the building owner for a smaller space in the building. As of January 1, 2005 the Company’s total real property lease payments totaled $48,842, of which $675 was on a month-to-month basis. The remaining $48,167 is due on leases with maturity dates between September 2005 and October 2008. The rent per month on the Thurman Building is $31,025. The annual rent obligations from January 1, 2005, for each property are listed in the table below.

Location	Maturity	2005	2006	2007	2008	2009

Thurman Building	10/31/08	$372,297	$372,297	$372,297	$310,247	—
Swan Island	11/30/05	78,355	—	—	—	—
Eugene	09/30/05	76,077	—	—	—	—
Crown Plaza Office	7/31/07	18,795	18,795	12,530	—	—
Pope Storage	*	—	—	—	—	—
Montgomery Park Storage	*	—	—	—	—	—

Total		$545,524	$391,092	$384,827	$310,247	—

*	Month-to-Month

Administrative Services Agreement

On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant Shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2004, the payment by CEI for these services was renegotiated to $15,000 per month as the cost of services to CEI has been reduced. This amount remained at $15,000 through July of 2004, at which time the Company discontinued billing CEI for these services. Charges from CVI to CEI for these services resumed in January 2005.

Note Receivable

In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At January 1, 2005, accrued interest receivable under this note totaled $26,243. The Company has accounted for the $78,750 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, the Company accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

Unsecured Payable

On November 5, 2003, R. Patrick Hanlin, Chairman of the Company’s board of directors, advanced $16,000 to the Company in the form of a payment directly to one of the Company’s creditors. The advance was unsecured and did not carry an interest rate or have any stated due date. On April 2, 2004 this debt was converted to approximately 38 shares of the Company’s Series 3 preferred stock (Note 10). These shares of Series 3 preferred stock are convertible into 38,095 shares of the Company’s common stock at the option of the shareholder.

Item 13. Exhibits

     (a) Exhibits included herein:

            Exhibit No.

            *3.1 Articles of Incorporation, as amended

            *3.2 Bylaws, as amended

            *4.1 See Article III of Exhibit 3.1 and Articles I and VI of Exhibit 3.2 (1)

            *10.1 1986 Stock Option Plan, as amended

            *10.3 Form of Incentive Stock Option Agreement

            *10.7 Form of Representative Warrants

            **10.11 Restated 1995 Stock Incentive Plan dated May 11, 1998.

            ***10.14 Form of $400,000 Subordinated Promissory Note issued to JMW Capital Partners, Inc., dated June 30, 2000.

            ***10.15 Form of Stock Purchase Warrants to Purchase Shares of Common Stock of Microfield Group, Inc. issued to JMW Capital Partners, Inc., dated June 30, 2000.

            ***10.16 Form of Registration Rights Agreement between the Company and JMW Capital Partners, Inc. (now known as Aequitas Capital Management), dated June 30, 2000.

            ***10.17 Form of Note and Warrant Purchase Agreement between the Company and JMW Capital Partners, Inc. (now known as Aequitas Capital Management), dated June 30, 2000.

            ****10.18 Form of Asset Purchase Agreement between Greensteel, Inc., and Microfield Group, Inc., dated September 7, 2000, incorporated by reference to the Company s Proxy Statement dated October 3, 2000.

            *****10.19 Form of Agreement and Plan of Merger between Microfield Group, Inc., and Innovative Safety Technologies, LLC. dated September 16, 2002 incorporated by reference to the Registrants Form 8-K dated September 17, 2002.

            ******10.20 Form of Agreement and Plan of Merger between Microfield Group, Inc., Velagio, Inc., and Christenson Technology Services, Inc., dated September 16, 2003 incorporated by reference to the Registrants Form 8-K dated October 1, 2003.

            ##10.21 Form of Loan Agreement and Promissory Note dated August 24, 2004, incorporated by reference to the Registrant’s Form 8-K dated August 30, 2004.

            10.22 Microfield Group, Inc. 2004 Stock Incentive Plan, attached.

            ##10.23 Amended Articles of Incorporation expanding the authorized common shares, incorporated by reference to the Registrant’s Form 8-K dated September 14, 2004.

            10.24 Settlement Agreement between the Company, Kurt A. Underwood and various other parties attached.

            23.1 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.

            23.2 Consent of Russell Bedford Stefanou Mirchandani LLP , Registered Independent Accountants, filed herewith

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

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

**** Incorporated by reference to Exhibit 10.18 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 30, 2000.

***** Incorporated by reference to Exhibit 10.19 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 28, 2002.

****** Incorporated by reference to Exhibit 10.20 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 27, 2003.

## Incorporated by reference to Exhibits 10.21 and 10.22, as applicable, to Registrants Quarterly Report on Form 10-QSB for the three month period ended October 2, 2004.

(1) This exhibit constitutes a management contract, or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to Microfield Group, Inc. by PricewaterhouseCoopers LLP for professional services rendered in connection with the fiscal years ended, January 1, 2005 and January 3, 2004.

	January 1,	January 3,
	2005	2004
Fee Type
Audit fees	$222,095	$196,129
Audit related fees	—	—
Tax fees	—	5,400
All other fees	—	—

Total fees	$222,095	$201,529

Audit fees consist of billings for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

All other fees consist of fees for products and services other than the services reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended January 1, 2005, were approved by the Company’s audit committee.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2005

MICROFIELD GROUP, INC.

By:	/s/ A. Mark Walter

A. Mark Walter
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ A. Mark Walter	President and Director
Date: May 19, 2005
A. Mark Walter

/s/ Steven M. Wright	Director
Date: May 19, 2005
Steven M. Wright

/s/ Michael W. Stansell	Director
Date: May 19, 2005
Michael W. Stansell

/s/ Robert J. Jesenik	Director
Date: May 19, 2005
Robert J. Jesenik

/s/ William C. McCormick	Director
Date: May 19, 2005
William C. McCormick