Form 10QSB
period 2005-04-02
MICROFIELD GROUP INC
filed 2005-05-26
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 1O-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Yes ☑ No ☐

The number of shares outstanding of the Registrant’s Common Stock as of April 2, 2005 was 18,491,618 shares. (This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MICROFIELD GROUP, INC.

FORM 10-QSB

Item 1. Financial Statements

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
	2005	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$6,195	$10,992
Accounts receivable, net of allowances of $117,466 and $103,969	6,162,078	6,241,001
Accounts receivable – related parties	172,231	178,900
Inventory, net of allowances	235,828	239,328
Costs in excess of billings	468,654	822,656
Other current assets	324,491	450,602

Total current assets	7,369,477	7,943,479
Property and equipment, net	117,912	125,777
Intangible assets, net	1,365,644	1,393,281
Goodwill	2,276,243	2,276,243
Other assets	332,500	36,243

	$11,461,776	$11,775,023

Current liabilities:
Cash overdraft	$119,989	$26,125
Accounts payable	3,306,567	3,451,991
Accounts payable – related parties	138,531	99,932
Accrued payroll taxes and benefits	1,492,984	1,297,379
Bank line of credit (Note 4)	4,295,395	4,392,975
Current portion of notes payable (Note 4)	694,924	673,968
Current portion of notes payable – related parties (Note 4)	714,939	485,500
Billings in excess of costs	337,482	523,919
Other current liabilities	19,742	226,788

Total current liabilities	11,120,553	11,178,577

Long-term liabilities:
Long term notes payable (Note 4)	294,826	412,922
Long term notes payable – related parties (Note 4)	473,385	700,635
Derivative liability – notes	30,445	41,863

Total long-term liabilities	798,656	1,155,420

Commitments and contingencies	—	—
Deficiency in Shareholders’ equity:
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 6,821,436 shares issued and outstanding	2,765,101	2,765,101
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 3,641 shares authorized and outstanding	1,529,138	1,273,667
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 4,605 shares authorized and outstanding	1,724,423	1,568,834
Common stock, no par value, 125,000,000 shares authorized, 18,491,618 shares issued and outstanding	20,707,192	20,707,192
Common stock warrants	2,398,162	2,256,112
Accumulated deficit	(29,581,449)	(29,129,880)

Total deficiency in shareholders’ equity	(457,433)	(558,974)

	$11,461,776	$11,775,023

See accompanying notes to unaudited condensed consolidated financial information

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004
Sales	$8,894,684	$9,190,520

Cost of goods sold	7,004,122	7,378,550

Gross profit	1,890,562	1,811,970

Operating expenses
Sales, general and administrative	1,594,427	3,012,572

Gain (loss) from operations	296,135	(1,200,602)

Other income (expense)
Interest income (expense)	(382,830)	(966,732)
Derivative income (expense)	10,225	(264,492)
Other income (expense), net	10,898	18,101

Loss from continuing operations	(65,572)	(2,413,725)

Discontinued operations:
Gain on discontinued operations	25,062	38,272

Loss before provision for income taxes	(40,510)	(2,375,453)

Provision for income taxes	—	—

Net loss	$(40,510)	$(2,375,453)

Deemed preferred stock dividend	(411,059)	—

Net loss attributable to common shareholders	$(451,569)	$—

Basic and diluted net loss per share from continuing operations	$(0.00)	$(0.14)

Basic and diluted net loss per share from discontinued operations	$0.00	$0.00

Basic and diluted net loss per share	$(0.00)	$(0.14)

Basic and diluted net loss per share attributable to common shareholders	$(0.02)	$(0.14)

Weighted average shares used in per share calculations:
Basic and diluted	18,491,618	16,772,570

See accompanying notes to unaudited condensed consolidated financial information .

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 2, 2005		April 3, 2004
Cash Flows From Operating Activities:
Net income (loss)		$(40,510)	$(2,375,453)
Add (deduct):
Gain on sale of discontinued operations		(25,062)	(38,272)

Loss from continuing operations		(65,572)	(2,413,725)
Depreciation of equipment		7,866	172,525
Amortization of intangible assets		27,637	27,638
Amortization of debt discount		2,189	51,740
Noncash interest expense recorded on warrant issuance		142,050	546,603
Gain on disposal of fixed assets		—	(18,101)
Remeasurement of warrant liability		—	253,436
Remeasurement of derivative associated with Steelcase note		(11,418)	11,056

Changes in current assets and liabilities:
Accounts receivable		78,923	(526,394)
Accounts receivable-related party		6,669	(135,661)
Inventory		3,500	(21,844)
Other current assets		126,111	50,373
Costs in excess of billings		354,002	345,002
Cash disbursements in excess of available funds		93,864	—
Accounts payable		(145,424)	181,413
Accounts payable-related party		38,599	737,169
Accrued payroll, taxes and benefits		195,605	326,016
Billings in excess of cost		(186,437)	77,593
Other current liabilities		(207,046)	97,888

Net cash provided (used) by continuing operations		461,118	(237,273)

Net cash provided by discontinued operations		25,062	38,272

Net cash provided (used) by operating activities		486,180	(199,001)

Cash flows from investing activities
Investment in unrelated company		(200,000)	—
Deposits and other assets		(96,257)	—
Purchases of fixed assets		—	(34,277)

Net cash used by investing activities		(296,257)	(34,277)

Cash flows from financing activities:
Borrowings on line of credit		9,153,420	9,085,153
Repayments on line of credit		(9,251,000)	(9,380,024)
Repayments on notes payable – related party		—	(85,372)
Repayments on note payable		(97,140)	600,000

Net cash provided (used) by financing activities		(194,720)	219,757

Net decrease in cash and cash equivalents		(4,797)	(13,521)

Cash and cash equivalents, beginning of period		10,992	130,533

Cash and cash equivalents, end of period		$6,195	$117,012

Supplemental disclosures for cash flow information:
Cash paid during the period for interest		$236,594	$362,110
Cash paid during the period for income taxes		$—	$—

Supplemental schedule of non-cash financing and investing activities:
Repurchase of common stock with issuance of note payable – Steelcase		$—	$209,318
Conversion of notes payable-related party to preferred stock		$—	$1,188,919
Series 3 preferred stock issued for future related party operating lease obligations		$—	$130,000
Conversion of account payable-related party to preferred stock		$—	$210,219
Beneficial conversion feature of Series 3 preferred stock	$		$983,017
Amortization of beneficial conversion feature		$411,059	$—
Valuation of warrants issued with related party debt		$—	$155,221

See accompanying notes to unaudited condensed consolidated financial information.

MICROFIELD GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2005
(Unaudited)

1. Description of the Business

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended April 2, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 1, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

Business and Basis of Presentation

Microfield Group, Inc. (the “Company” or “Microfield”) through its subsidiary Christenson Velagio, Inc. (“CVI”) specializes in the installation of electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a viable, profitable electrical services and technology infrastructure business.

The condensed consolidated financial statements include the accounts of Microfield and its wholly owned subsidiary, Christenson Velagio, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984. The Company’s headquarters are located in Portland, Oregon.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 31, 2005. The Company’s last fiscal year was the 53-week period ended January 1, 2005. The Company’s first fiscal quarters in fiscal 2005 and 2004 were the 13-week periods ended April 2, 2005 and April 3, 2004, respectively.

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

Had compensation cost for the Company’s plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would have been $0 for the three months ended April 2, 2005 and $10,152 for the three months ended April 3, 2004. Such amounts would be amortized over the vesting period of the options. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been $73,198 and $11,214 for the three months ended April 2, 2005 and April 3, 2004, respectively.

Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the years ended three months ended April 2, 2005 and April 3, 2004, would have been changed to the pro forma amounts indicated below:

		April 2,	April 3,
		2005	2004
Net loss	As reported	$(40,510)	$(2,375,453)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(73,198)	(11,214)

	Pro forma	$(113,708)	$(2,386,667)

Net loss attributable to common shareholders	Pro forma	$(524,767)	$(2,386,667)

Basic and diluted net loss per share	As reported	$(0.00)	$(0.14)
	Pro forma	$(0.01)	$(0.14)
Net loss per share attributable to common shareholders	Pro forma	$(0.02)	$(0.14)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation“. Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company’s consolidated financial statements.

2. Capital Stock

The Company has authorized 10,000,000 shares of Series 2 Preferred stock, no par value. As of April 2, 2005 and January 1, 2005, the Company has 6,821,436 shares of Series 2 preferred stock issued and outstanding. The Company has authorized 10,000,000 shares of Series 3 Preferred stock, no par value. As of April 2, 2005 and January 1, 2005, the Company has 3,641 shares of Series 3 preferred stock issued and outstanding. The Company has authorized 10,000,000 shares of Series 4 Preferred stock, no par value. As of April 2, 2005 and January 1, 2005, the Company has 4,605 shares of Series 4 preferred stock issued and outstanding. The Company has authorized 125,000,000 shares of Common Stock, no par value. As of April 2, 2005 and January 1, 2005, the Company has 18,491,618 shares of common stock issued and outstanding. This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability.

Series 2 Preferred Stock

The terms of the Series 2 preferred stock are as follows.

Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of April 2, 2005 there were dividends of approximately $274,000 in arrears.

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

Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of April 2, 2005 there were $99,394 of undeclared dividends in arrears.

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

Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At April 2, 2005, the beneficial conversion feature associated with the Series 3 preferred stock was fully amortized.

Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.

Series 4 Preferred Stock

The terms of the Series 4 preferred stock are as follows.

Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of April 2, 2005 there were $111,880 of undeclared dividends in arrears.

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

Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At April 2, 2005, the beneficial conversion feature associated with the Series 4 preferred stock was fully amortized.

Voting Rights. Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

3. Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the “Plan”). At April 2, 2005 and April 3, 2004, 2,001,825 and 568,890 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over periods from zero to four years.

There were no options granted during the three months ended April 2, 2005. A total of 100,000 options to purchase shares of the Company’s common stock were granted to an employee of the Company during the three months ended April 3, 2004. The 100,000 options issued during the three months ended April 3, 2004 are forfeited if not exercised within five years, and vest ratably over forty-eight months starting with the month of grant. The weighted average per share value of these options was $0.48.

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.04 - $0.05	16,000	1.83	$0.04	16,000	$0.04
$0.31 - $0.60	1,959,435	4.60	$0.45	1,003,463	$0.46
$1.76 - $2.70	26,388	5.10	$2.27	26,388	$2.27

	2,001,825	4.51	$0.47	1,045,851	$0.50

     Transactions involving stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share

Outstanding at December 29, 2002	261,188	0.69
Granted	568,907	0.94
Exercised	—	—
Cancelled or expired	(141,159)	0.97

Outstanding at January 3, 2004	688,936	$0.84

Granted	1,919,188	0.43
Exercised	—	—
Cancelled or expired	(445,075)	0.96

Outstanding at January 1, 2005	2,163,049	$0.46

Granted	—	—
Exercised	—	—
Cancelled or expired	(161,224)	0.39

Outstanding at April 2, 2005	2,001,825	$0.47

The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal quarters in 2004 using the Black-Scholes pricing model as prescribed by SFAS No. 123. The following assumptions were used to calculate the value of options granted during the first quarter of 2003:

Risk-free interest rate	3.10%
Expected dividend yield	—
Expected life	5 years
Expected volatility	155%

Common Stock Warrants

In connection with debt financing entered into during fiscal year 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and JMW Capital Partners, Inc. (now known as Aequitas Capital Management). In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and JMW Capital Partners, Inc. was determined to be $468,000. The difference of $110,000 between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment.

In connection with an April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.

In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.

In connection with the January 22, 2004 debt issuance by Destination Capital, LLC (see Note 5), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding. The Company repaid this debt in April 2004, and accordingly is obligated to issue 1,403,548 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,373. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Note 4), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,775. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.

For the months from September 1, to April 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company is obligated to issue 1,143,750 additional warrants. The value of these warrants of $426,038 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. This included a charge against earnings of $142,050 associated with an aggregated 450,000 warrants the Company was obligated to issue for the three months ended April 2, 2005.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC (see Note 18), under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations in the third quarter of 2004.

4. Debt

Operating Line of Credit

As of April 2, 2005, the Company has a $5,000,000 credit facility, which expires in January 2006. This facility is renewed annually. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6 1/2% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had no available borrowing capacity at April 2, 2005. As of April 2, 2005 and January 1, 2005, borrowings of $4,295,395 and $4,392,975, respectively, were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at quarter end.

Long Term Debt

The Company had three notes payable outstanding at April 2, 2005. The total amount of the notes and their terms are summarized below.

April 2,	January 1,
2005	2005
Steelcase, Inc. promissory note, quarterly interest only payments at 12% per annum beginning June 1, 2003. Annual principal payments of $69,773, second payment due and payable February 28, 2005, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $4,369) The Company is currently

	April 2,	January 1,
	2005	2005
in default under the terms of the Note Agreement.	$135,176	$133,984

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $952,907 payable monthly in payment amounts ranging from $25,000 per month to $75,000 per month including interest at 7% per annum, due and payable in full by September 1, 2006.	854,574	952,907

Destination Capital, LLC business loan agreement, net of debt discount of $16,054, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $83,333, thereafter. Interest accrued at prime plus 10%. (see Note 5)	1,188,324	1,186,135

Total debt	2,178,074	2,273,026
Less current portion	(1,409,863)	(1,159,469)

Long term debt	$768,211	$1,113,557

All long term portion of debt matures before the end of September 2001.

5. Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at April 2, 2005 by related party.

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

(d) This payment represents an interest only monthly payment amount in effect at April 2, 2005. This payment changes to $83,333 on June 24, 2005 and is for payment of principal and interest.

(e) William C. McCormick, a director and former interim CEO, holds a minority ownership interest in this entity.

(f) These payments vary over the term of the loan. These amounts represent the monthly payment in effect on January 1, 2005.

Terms and conditions of each of the notes and agreements are listed below.

Notes Payable to Destination Capital, LLC

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director of the Company, holds a significant interest. Under the terms of the agreement between the Company and Destination, the Company paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $0.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. During the 6 month agreement period, the Company issued incentive stock options at $0.31 per share, therefore the price per share used for these warrants was reduced to $0.31. The Company initially was obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.1%, volatility of 152%, fair market value of the Company’s stock of $.48 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the six-month term of the debt. This debt was outstanding on February 1, 2004, March 1, 2004 and April 1, 2004 and in accordance with the terms of the note agreement, the Company is further obligated to issue additional warrants to purchase 1,053,159 shares of the Company’s common stock. These warrants were valued using the Black Scholes pricing model. The assumptions used included risk free rates ranging from of 3.1% to 3.3%, volatility of 152%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock on those three dates of $0.46, $0.60 and $0.62 per share, respectively. The fair value of these warrants in the amount of $780,373 was recorded as interest expense in the consolidated statement of operations for the year ended January 1, 2005. At the date of each of those warrant issuances, the Company did not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants was classified as liability for warrant settlement on the consolidated balance sheet. On September 1, 2004, the Company’s shareholders voted to increase the Company’s authorized common shares from 25,000,000 to 125,000,000. The fair market values of these warrants were re-measured on that date and reclassified as common stock warrants in the shareholders’ equity section on the balance sheet, with the increase or decrease in their values recorded as an increase or reduction of interest expense in the consolidated statement of operations. The Note was repaid in full during April 2004.

On August 24, 2004 the Company entered into a Business Loan Agreement with Destination under which the Company can borrow up to $2,000,000 based on Destination’s discretion and funds availability. Under the terms of the agreement, the Company pays interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of the assets or stock of the Company, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of the stock of the Company or its subsidiary. Additionally, the Company will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. If the loan is initially drawn up to $1,250,000, and paid according to the terms of the agreement, this will result in the issuance of approximately 2.5 million warrants to Destination. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by the Company while the loan is outstanding. Beginning August 1, 2004, the Company was obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

		Warrants to be
Date	Loan Balance	Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000
February 1, 2005	$1,200,000	150,000
March 1, 2005	$1,200,000	150,000
April 1, 2005	$1,200,000	150,000

Total warrants to be issued as of April 2, 2005		1,181,250

The Company initially was obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of the Company’s stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the twenty-four month term of the debt. The warrants issued on September 1, 2004 through April 1, 2005 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.39% to 4.17%, volatility percentages ranging from 135% to 155%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock ranging from $0.30, to $0.59 per share. At the time these warrant obligations arose, the Company had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of warrants issued from September 1, 2004 through April 2, 2005, $426,038, were classified as common stock warrants in the shareholders’ equity (deficit) section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.

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

Master Vehicle Lease Agreement

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

Location	Maturity	2005	2006	2007	2008	2009

Thurman Building	10/31/08	$279,223	$372,297	$372,297	$310,247	—
Swan Island	11/30/05	56,985	—	—	—	—
Eugene	09/30/05	50,718	—	—	—	—
Crown Plaza Office	7/31/07	14,096	18,795	12,530	—	—
Pope Storage	*
Montgomery Park Storage	*

Total		$401,022	$391,092	$384,827	$10,247	—

*	Month-to-Month

Administrative Services Agreement

On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2005, the payment by CEI for these services was renegotiated to approximately $12,500 per month as the cost of services to CEI has been reduced.

Note receivable

In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At April 2, 2005, accrued interest receivable under this note totaled $26,806. The Company has accounted for the $78,750 due from Mr. Conroy as a reduction of common stock equity in prior years. In May 2004, the Company accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

6. Subsequent Events

Shareholder lawsuit and settlement

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Microfield Group, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended January 1, 2005.

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

Overview

Microfield Group, Inc. (the “Company”) through its sole, wholly owned subsidiary, Christenson Velagio (CVI) specializes in the installation of electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a viable, profitable electrical services and technology infrastructure business. The organization conducts business in the electrical services and technology infrastructure sectors. CVI has the ability to deliver the following products and services:

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

     Revenue. Sales personnel and project managers are responsible for obtaining work to be performed by the Company. Revenue is booked daily based on the Company’s revenue recognition policy. These bookings are reviewed the following day by the President and the Chief Financial Officer (CFO) and several of their direct reports. Decisions about various aspects of the business are made, and actions are taken based on the prior day’s revenue, and whether or not it met daily and weekly revenue goals and expectations. Monthly customer revenue is also examined, in detail, as a part of a review of the Company’s financial statements for the prior month by the Company’s executive team and its board of directors.

     Expense Control. The Company has various controls in place to monitor spending. These range from authorization and approvals by the President and CFO as well as review of the periodic check runs by the CFO and reviews of labor efficiency and utilization by the President and his project managers. An organizational team, which is comprised of the President, CFO, several department heads and key employees, meets weekly to review reports that monitor expenses and cost efficiency, among other factors. Additionally, the executive team, comprised of the Company’s President and CFO, meets weekly to review operations, and monthly with the board of directors to review monthly spending patterns and expenses as a part of the review of the prior month’s financial statements.

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

Trends.

The management of the Company has significantly pared expenses during the last twelve months. This has resulted in bringing the Company’s net loss from operations to profitability. The Company anticipates that these expenses will stay lower than in prior years, as the Company tries to reach positive cash flow and consistent profitability.

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

In the last few years the Company has seen a dramatic downturn in spending for technology infrastructure. This affected the technology side of CVI’s business prior to its acquisition by the Company. It is anticipated that as the economy improves, CVI will see increasing revenue from the sales of technology products and services.

Results of Operations

The financial information presented for the three months ended April 2, 2005 and April 3, 2004, represents activity in Microfield Group, Inc. and its wholly-owned subsidiary, CVI.

Sales. Revenue for the three months ended April 2, 2005 was $8,894,000 compared to $9,191,000 for the three months ended April 3, 2004. There were no sales to any single customer that exceeded 10% of the Company’s sales for the three months ended April 2, 2005. There were sales to one customer that comprised 14% of the Company’s total sales for the three months ended April 3, 2004. Revenue decreased by $297,000 in the first quarter of 2005 compared to the first quarter of 2004 due to an effort by the Company to only accept or bid on jobs that meet certain gross profit requirements. This resulted in lower revenue, but a higher gross margin (21.2%) than the prior year’s first quarter (19.7%).

Cost of Sales. Cost of sales totaled $7,004,000 (78.7%) for the fiscal quarter ended April 2, 2005, compared to $7,379,000 (80.3%) for the same period in the prior year. Cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services in CVI. These costs were lower as a percentage of sales in the first quarter 2005 compared to those in the first quarter of 2004 due to the Company’s efforts to focus on higher margin work.

Gross Profit. Gross profit for the three months ended April 2, 2005 was $1,891,000 (21.3%) compared to $1,812,000 (19.7%) for the same period in 2004. This increase in both absolute gross profit dollars and in gross margin is due to the Company’s efforts to both focus on higher margin work and to efforts by the Company and its project managers to accomplish their projects more efficiently.

Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs. It is anticipated that as savings are realized from the implementation of continued cost reduction efforts and higher gross margin work projects are targeted, overall gross profit margins may increase.

Sales, General and Administrative Expenses(S, G & A). S, G & A expenses were $1,594,000 for the three months ended April 2, 2005, compared to $3,013,000 for the three months ended April 3, 2004. This decrease is due to cost control efforts by the company in which it reduced payroll costs by $380,000, fixed cost such as rent and insurance by $197,000, variable costs such as telephone, utilities and office expenses by $242,000 and money spent on professional fees by $577,000. S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. Payroll costs include salary, payroll taxes and fringe benefits.

The Company recorded an accrual of $395,000 in the three months ended April 3, 2004 for probable legal costs to vigorously defend the lawsuit filed against the Company by its former CEO. A portion of this expense was reversed in the fourth quarter of 2004, as the lawsuit was dismissed and a settlement was agreed to between the parties before the Company’s 10-KSB was filed.

The level of S, G & A expense for the 2005 fiscal quarters is anticipated to be lower compared to the level incurred in the 2004 quarters due to lower payroll costs and the Company’s continued diligence in reducing costs. The Company anticipates these expenses will approximate between 17% and 25% of sales in 2005.

Interest Expense. Interest expense was $383,000 for the three months ended April 2, 2005, compared to $967,000 for the three months ended April 3, 2004. The significant reduction of interest expense was due primarily to the accounting treatment of the warrant obligations that arose in connection with the promissory notes to Destination Capital, LLC in the three months ended April 3, 2004. The Company recorded $598,000 in non-cash interest expense under the terms of the note in the three months ended April 3, 2004. That loan was subsequently repaid in April of 2004, and the Company has no further warrant obligations under that debt. A new loan was initiated with Destination Capital, LLC in July of 2004, under which the Company has additional warrant obligations. The interest expense incurred under this debt was $142,000 during the three months ended April 2, 2005. This expense is computed based on the Black Scholes value of the warrants that were to be issued under the terms of the note, after the initial warrant value was established on the date of the note.

Interest expense not associated with warrant obligations increased to $223,000 in the first quarter of 2005 from $183,000 in the first quarter of 2004, as a result of higher operating line of credit balances, and higher interest rates in effect in the quarter ended April 2, 2005 compared to those in effect during the quarter ended April 3, 2004.

Derivative expense. The Company recorded derivative income in the first quarter of 2005 of $10,000 from the re-measurement of an embedded derivative associated with the Note payable to Steelcase. This compares to $264,000 in non-cash derivative expense for the three months ended April 3, 2004. This income or expense is recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the consolidated balance sheet. The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce derivative expense or derivative income as the Company’s stock price increases or decreases, respectively.

Gain / Loss From Discontinued Operations

Discontinued operations contains a gain on the sale of the SoftBoard business. The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.” The Company recorded gains of $25,000 and $38,000 for the three months ended April 2, 2005 and April 3, 2004, respectively.

Income Taxes. There was no provision for income taxes for the quarters ended April 2, 2005 and April 3, 2004 due to losses incurred by the Company in both quarters. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At April 2, 2005, the Company had negative working capital of approximately $3,751,000 and its primary source of liquidity consisted of cash and its operating line of credit.

Accounts receivable decreased to $6,162,000 at April 2, 2005 from $6,241,000 at January 1, 2005. The decrease is due to normal fluctuations in the timing of sales at the end of the last two fiscal years. These receivables were produced by sales of electrical construction services and technology infrastructure products and services. These receivables are net of an allowance for doubtful accounts of $117,000 and $104,000 at April 2, 2005 and January 1, 2005, respectively. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved.

Inventory decreased to $236,000 at April 2, 2005 from $239,000 at January 3, 2004. This small decrease is due to normal fluctuations in inventory based on sales levels at any point in time. This balance mainly includes inventory used in the electrical services business. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases. These balances are a significant reduction from inventory balances at April 3, 2004 of $451,000 due to write-offs of obsolete inventory and to more closely managed inventory levels.

The Company recorded costs in excess of billings, which reflect those costs incurred on construction and services, which have not yet been billed to customers. This amount decreased to $469,000 at April 2, 2005 from $823,000 at January 1, 2005, and should remain relatively constant as a percentage of sales on an ongoing basis. This reduction is the result of efforts made by management to improve the Company’s billing processes.

Property and equipment, net of depreciation decreased to $118,000 at April 2, 2005, compared to $126,000 at January 1, 2005. This decrease was due to normal depreciation on fixed assets. This is a significant decrease from year earlier level of $1,548,000. This decrease from the end of the prior year’s first quarter is due to the termination of a vehicle capital lease in the amount of $1,993,233 that the Company assumed in the acquisition of CTS. On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement, under which it was released from its obligation under the previous Master Vehicle Lease. Concurrent with this lease termination, the Company entered into a new operating lease, under which it leases its vehicles. In exchange for this early termination, the Company issued the lender 1,000,000 warrants to purchase its common stock. The value of these shares, in the amount of $515,000, was recorded as an expense in the consolidated statement of operations in the quarter ended October 2, 2004. The Company does not anticipate spending to acquire fixed assets for the foreseeable future.

Accounts payable decreased to $3,307,000 at April 2, 2005 from $3,452,000 at January 1, 2005. This change is due to the timing of the purchase of materials needed to support the level of sales at the end of the first quarter 2005 compared to the level of sales at the end of 2004. Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company. The company also made efforts to shorten the days payables are outstanding.

Accrued payroll, payroll taxes and benefits were $1,493,000 at April 2, 2005. These amounts consist primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well. These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.

The bank line of credit was approximately $4,295,000 at April 2, 2005, compared to a balance of $4,393,000 at January 1, 2005. This lending facility is a primary source of funds for the Company. Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facility. Until the Company’s liquidity issues ease, this facility will continue to be used to the fullest extent possible, daily, for operating capital. The facility has a limit of $5,000,000 and borrowings are based on 85% of eligible accounts receivable. As of April 2, 2005, based on eligible receivables, the Company had no available borrowing capacity.

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. The Company borrowed $600,000 under this facility. In April 2004, the Company raised an additional $1,750,000 through the issuance of Series 4 preferred shares, a portion of which was used to pay off the $600,000 borrowed in January 2004, with the remainder to be used for operating capital by the Company. In August 2004, the Company entered into a second borrowing agreement with Destination Capital, LLC. Under this loan agreement, the Company borrowed $1,200,000 to be used for operating capital. That amount is still outstanding as of April 2, 2005.

The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2004 and 2003. As of April 2, 2005 the Company had negative working capital of $3,751,000, total liabilities of $11,919,000 and an accumulated deficit of $29,581,000. While it is anticipated that the losses from continuing operations will decline as a result of cost reduction efforts, debt conversions and fundraising events, recurring losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While, the Company may not have sufficient resources to satisfy cash requirements for the next twelve months, by adjusting its operations to the level of capitalization, the Company believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.

The Company may have to seek additional investment capital or debt facilities. Investment capital or debt facilities may be difficult to obtain due to, among other issues, the Company’s inability to meet certain SEC reporting requirements relative to historical financial statements of CTS. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is focusing on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn cash flow positive and achieve profitability.

The Company had no commitments for capital expenditures in material amounts at April 2, 2005.

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

TRENDS, RISKS AND UNCERTAINTIES

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether, or to what extent, any of such risks may be realized nor can it guarantee that it has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company’s Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to its business, products and services. These are factors that could cause actual results to differ materially from expected results. Other factors besides those listed here could adversely affect the Company.

Potential Fluctuations in Annual Operating Results

Annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company’s control, including: the demand for the Company’s products and services; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the real estate construction and development; price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions and economic conditions specific to the construction industry.

Annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company’s early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that operating results may fall below expectations or those of investors in some future quarter.

Dependence Upon Management

Future performance and success is dependant upon the efforts and abilities of the Company’s management. To a very significant degree, the Company is dependent upon the continued services of A. Mark Walter, the President and member of the Board of Directors. If the services of either Mr. Walter, or other key employees were lost before the Company could get qualified replacements, the loss could materially adversely affect the Company’s business. The Company does not maintain key man life insurance on any of our Management.

Limitation of Liability and Indemnification of Officers and Directors

The Company’s officers and directors are required to exercise good faith and high integrity in Management affairs. The Articles of Incorporation provide, however, that officers and directors shall have no liability to shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. The Articles and By-Laws also provide for the indemnification by the Company of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Continued Control of Current Officers and Directors

The present officers and directors own or control approximately 51% of the Company’s outstanding voting shares of Common Stock and common stock equivalents, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Microfield, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management in the Company’s Annual report on Form 10-KSB)

Management of Growth

The Company may experience growth, which will place a strain on its managerial, operational and financial systems resources. To accommodate its current size and manage growth if it occurs, the Company must devote management attention and resources to improve its financial strength and operational systems. There is no guarantee that the Company will be able to effectively manage its existing operations or the growth of its operations, or that its facilities, systems, procedures or controls will be adequate to support any future growth. The Company’s ability to manage operations and any future growth will have a material effect on its stockholders.

If the Company fails to remain current on reporting requirements, it could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market.

     Companies trading on the OTC Bulletin Board, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company’s securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market.

The Company’s common stock is subject to the “Penny Stock” rules of the SEC and the trading market in its securities is limited, which makes transactions in its stock cumbersome and may reduce the value of an investment in the Company’s stock.

          The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

          Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock and cause a decline in the market value of its stock.

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

Item 3. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company conducted an evaluation, under the supervision and with the participation of its President (who currently performs the functions of the Chief Financial Officer), of its disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Based on his evaluation, the President concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of April 2,2005 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), Microfield management, including the President, also conducted an evaluation of Microfield’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Microfield’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the quarter ended April 2, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s registered independent public accounting firm to properly and accurately account for the financial information contained in this Form 10-QSB. Detailed validation work was done by internal personnel with respect to all material consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB. Additional analysis was performed on consolidated income statement amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, accounts payable, cash disbursements, inventory accounting and document retention to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Among the changes implemented are:

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

The Company’s officers have been working with the Board of Directors to address recommendations from the Company’s registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. The Company is currently engaged in the implementation of a new internal software system and associated new internal control procedures. Management expects that this system along with new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act that will timely alert the President to material information relating to the Company required to be included in the Company’s Exchange Act filings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March, 2004, Kurt Underwood (former President/CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, JMW Capital Partners, Inc., Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleged that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into Velagio, Inc. In addition, the lawsuit contained allegations that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit sought damages of approximately $1.4 million. The financial statements do not reflect any adjustments relative to the outcome, but since the legal expenses to vigorously defend this suit are probable, a legal reserve in the amount of $395,000 was estimated with counsel, accrued as a liability and charged to earnings in the period ended April 3, 2004.

On May 27, 2004, the Company, certain executives, board members and related companies filed two separate answers, affirmative defenses, and counterclaims against Mr. Underwood in Multnomah County Circuit Court alleging violations of Oregon Securities law and Oregon common law in connection with the above named transactions. In addition, the countersuit contained a claim that Mr. Underwood was terminated by the Company for good cause. The lawsuit sought damages of not less than $2.5 million and return of the 3.4 million shares of Microfield stock held by Mr. Underwood in exchange for the return of the shares of Velagio stock held by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	There have been no purchases of common stock by the Company or its affiliates during the quarter ended April 2, 2005

Item 3. Defaults Upon Senior Securities

At the date of this report, the Company was in arrearage on the payment of dividends on Series 2 preferred stock, Series 3 preferred stock and Series 4 preferred stock in the amount of $485,627. Under the terms of the issuances of these series of preferred stock, dividends are payable at the discretion of the Company’s board of directors.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 2, 2005.

Item 5. Other Information

     None.

Item 6. Exhibits

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

Dated: May 25, 2005

MICROFIELD GROUP, INC.

By: /s/ A. Mark Walter
A. Mark Walter
President
(Principal Executive and Financial Officer)