Form 10QSB
period 2005-07-02
MICROFIELD GROUP INC
filed 2005-08-10
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Yes ☑       No ☐
The number of shares outstanding of the Registrant’s Common Stock as of July 2, 2005 was 18,776,240 shares. (This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability).
Transitional Small Business Disclosure Format (check one): Yes ☐       No ☑

MICROFIELD GROUP, INC.
FORM 10-QSB

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2,	January 1,
	2005	2005
Current assets:
Cash and cash equivalents	$138,689	$10,992
Accounts receivable, net of allowances of $152,721 and $103,969	5,609,794	6,241,001
Accounts receivable – related parties	18,578	178,900
Inventory, net of allowances	243,802	239,328
Costs in excess of billings	658,497	822,656
Other current assets	118,839	450,602

Total current assets	6,788,199	7,943,479
Property and equipment, net	111,140	125,777
Intangible assets, net	1,338,006	1,393,281
Goodwill	2,276,243	2,276,243
Other assets	334,656	36,243

	$10,848,244	$11,775,023

Current liabilities:
Cash overdraft	$307,652	$26,125
Accounts payable	3,073,615	3,451,991
Accounts payable – related parties	426	99,932
Accrued payroll taxes and benefits	1,414,430	1,297,379
Bank line of credit	3,952,536	4,392,975
Current portion of notes payable (Note 4)	706,355	673,968
Current portion of notes payable – related parties (Note 4)	1,032,176	485,500
Billings in excess of costs	431,672	523,919
Other current liabilities	58,701	226,788

Total current liabilities	10,977,563	11,178,577

Long-term liabilities:
Long term notes payable (Note 4)	123,441	412,922
Long term notes payable – related parties (Note 4)	116,671	700,635
Derivative liability – notes (Note 4)	71,548	41,863

Total long-term liabilities	311,660	1,155,420

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 6,821,436 shares issued and outstanding (Note 2)	2,765,101	2,765,101
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 3,641 shares authorized and outstanding (Note 2)	1,529,138	1,273,667
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 4,550 and 4,605 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively (Note 2)	1,703,424	1,568,834
Common stock, no par value, 125,000,000 shares authorized, 18,776,240 and 18,491,618 shares issued and outstanding at July 2, and 2005 and January 1, 2005, respectively (Note 2)	20,915,391	20,707,192
Common stock warrants (Note 3)	2,389,879	2,256,112
Accumulated deficit	(29,743,912)	(29,129,880)

Total shareholders’ equity (deficit)	(440,979)	(558,974)

	$10,848,244	$11,775,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Sales	$9,006,523	$9,646,100	$17,901,207	$18,836,620
Cost of goods sold	7,093,396	7,974,673	14,097,518	15,353,223

Gross profit	1,913,127	1,671,427	3,803,689	3,483,397

Operating expenses Sales, general and administrative	1,632,289	2,245,193	3,226,716	5,257,765

Income (loss) from operations	280,838	(573,766)	576,973	(1,774,368)

Other income (expense)
Interest expense	(401,005)	(313,753)	(783,835)	(1,280,485)
Derivative income (expense)	(42,296)	235,179	(32,071)	(29,313)
Other income, net		—	10,898	18,101

Loss before provision for income taxes	(162,463)	(652,340)	(228,035)	(3,066,065)

Provision for income taxes	—	—	—	—

Loss from continuing operations	(162,463)	(652,340)	(228,035)	(3,066,065)

Discontinued operations:
Gain on sale of discontinued operations	—	—	25,062	38,272

Net loss	$(162,463)	$(652,340)	$(202,973)	$(3,027,793)

Deemed preferred stock dividend (See Note 8)	—	(380,061)	(411,059)	(380,061)

Net loss attributable to common shareholders	$(162,463)	$(1,032,401)	$(614,032)	$(3,407,854)

Net loss per common share
Basic	$(0.01)	$(0.06)	$(0.03)	$(0.20)

Diluted	$(0.01)	$(0.06)	$(0.03)	$(0.20)

Shares used in per share calculations
Basic and diluted	18,557,300	16,772,570	18,524,459	16,772,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
Cash Flows From Operating Activities:
Net loss	$(202,972)	$(3,027,793)
Add (deduct):
Gain on sale of discontinued operations – SoftBoard	(25,062)	(38,272)

Loss from continuing operations	(228,034)	(3,066,065)
Depreciation of equipment	14,634	330,252
Amortization of intangible assets	55,278	55,275
Amortization of debt discount	4,378	129,351
Noncash interest expense recorded on warrant issuance	320,967	546,603
Gain on disposal of fixed assets	—	(18,101)
Remeasurement of warrant liability	—	21,615
Remeasurement of derivative associated with Steelcase note	32,071	7,698

Changes in current assets and liabilities:
Accounts receivable	631,207	(1,038,734)
Accounts receivable-related party	160,322	(188,636)
Inventory	(4,474)	(7,931)
Other assets	33,350	(187,807)
Costs in excess of billings	164,159	369,973
Accounts payable	(378,374)	(11,851)
Accounts payable-related party	(99,506)	239,532
Accrued payroll, taxes and benefits	117,051	1,099,875
Billings in excess of cost	(92,247)	190,944
Other current liabilities	(162,426)	(70,412)

Net cash provided (used) by continuing operations	568,356	(1,598,419)

Net cash provided by discontinued operations – SoftBoard	25,062	38,272

Net cash used by operating activities	593,418	(1,560,147)

Cash flows from investing activities
Purchases of fixed assets	—	(45,024)

Net cash used by investing activities	—	(45,024)

Cash flows from financing activities:
Increase in cash overdraft position	281,527	501,099
Borrowings on line of credit	18,465,951	18,037,445
Repayments on line of credit	(18,906,390)	(18,131,542)
Proceeds from issuance of preferred stock, net of issuance costs	—	1,724,423
Repayments on note payable	(265,142)	(69,773)

	Six Months Ended
	July 2, 2005	July 3, 2004
Repayments on notes payable – related party	(41,667)	(833,732)
Borrowings on note payable – related party		600,000

Net cash provided by financing activities	(465,721)	1,827,920

Net decrease in cash and cash equivalents	127,697	222,749

Cash and cash equivalents, beginning of period	10,992	130,533

Cash and cash equivalents, end of period	$138,689	$353,282

Supplemental schedule of non-cash financing and investing activities:
Repurchase of common stock with issuance of note payable – Steelcase	$—	$—

Conversion of notes payable-related party to preferred stock	$—	$1,188,919

Conversion of note payable-related party to common stock	$—	$—

Series 3 preferred stock issued for future related party operating lease obligations	$—	$130,000

Conversion of account payable-related party to preferred stock	$—	$210,219

Conversion of account payable-related party to common stock	$—	$—

Beneficial conversion feature of Series 3 and Series 4 preferred stock	$411,060	$1,581,701

Valuation of warrants issued with related party debt	$—	$155,221

Reduction of note receivable secured by common stock	$—	$13,137
The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2005
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three- and six-month periods ended July 2, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 1, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 31, 2005. The Company’s last fiscal year was the 53-week period ended January 1, 2005. The Company’s second fiscal quarters in fiscal 2005 and 2004 were the 13-week periods ended July 2, 2005 and July 3, 2004, respectively.

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
Had compensation cost for the Company’s plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would have been $413,890 during both the three and six months ended July 2, 2005, and $14,350 and $58,650 during the three and six months ended July 3, 2004, respectively. Such amounts would be amortized over the vesting period of the options. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been $131,412 and $204,609 for the three and six months ended July 2, 2005, and $11,912 and $23,126 for the three and six months ended July 3, 2004, respectively.
Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the three and six months ended July 2, 2005 and July 3, 2004, would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net loss attributable to common shareholders, as reported	$(162,463)	$(1,032,401)	$(614,032)	$(3,407,854)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(131,412)	(11,912)	(204,609)	(23,126)

Pro forma net loss	$(293,875)	$(1,044,313)	$(818,641)	$(3,430,980)

Net loss per common share:

Basic and diluted, as reported	$(0.01)	$(0.06)	$(0.03)	$(0.20)

Basic and diluted, pro forma	$(0.01)	$(0.06)	$(0.04)	$(0.20)
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
New Accounting Pronouncements
FIN 47. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.
SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.
2. Capital Stock
The Company has authorized 10,000,000 shares of Preferred stock, no par value. As of July 2, 2005 and January 1, 2005, the Company had 6,821,436 shares of Series 2 preferred stock issued and outstanding. As of July 2, 2005 and January 1, 2005, the Company had 3,641 shares of Series 3 preferred stock issued and outstanding. As of July 2, 2005 and January 1, 2005, the Company had 4,550 and 4,605 shares of Series 4 preferred stock issued and outstanding, respectively. The Company has authorized 125,000,000 shares of Common Stock, no par value. As of July 2, 2005 and January 1, 2005, the Company had 18,776,240 and 18,491,618 shares of common stock issued and outstanding, respectively. This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability.
Series 2 Preferred Stock
The terms of the Series 2 preferred stock are as follows.
Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of July 2, 2005 there were dividends of approximately $319,508 in arrears.
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
Voting Rights. Each holder of Series 2 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 2 preferred stock could then be converted
Series 3 Preferred Stock
The terms of the Series 3 preferred stock are as follows.
Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of July 2, 2005 there were $124,174 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At July 2, 2005, the beneficial conversion feature associated with the Series 3 preferred stock was fully amortized.
Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.
Series 4 Preferred Stock
The terms of the Series 4 preferred stock are as follows.
Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of July 2, 2005 there were $140,172 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At July 2, 2005, the beneficial conversion feature associated with the Series 4 preferred stock was fully amortized.
Voting Rights. Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

Common Stock
During the six months period ended July 2, 2005, the Company issued an aggregate of 229,358 shares of common stock in exchange for 826,400 cashless warrants exercised. These warrants were issued during fiscal year 2000 in connection with debt financing (Note 3). The Company also issued an aggregate of 55,264 shares of common stock in exchange for conversion of 55.263 shares of Series 4 Preferred Stock at $380 per preferred share.
3. Stock Options and Warrants
Stock Incentive Plan
The Company has a Stock Incentive Plan (the “Plan”). At July 2, 2005 and July 3, 2004, 3,176,825 and 618,890 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over periods from zero to four years.
A total of 1,200,000 options to purchase shares of the Company’s common stock were granted to employees and directors of the Company during the three and six months ended July 2, 2005, respectively. The 1,200,000 options issued during the three months ended July 2, 2005 are forfeited if not exercised within five years, and 1,000,000 of these options vest ratably over forty-eight months starting with the month of grant. The remaining 200,000 options were fully vested upon grant. The weighted average per share value of the options granted in the second quarter of 2005 was $0.34.
The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.04 — $0.05	16,000	1.58	$0.04	16,000	$0.04
$0.31 — $0.60	3,134,436	4.19	$0.41	1,426,225	$0.43
$1.76 — $2.70	26,388	4.85	$2.27	26,388	$2.27

	3,176,824	4.13	$0.42	1,468,613	$0.46

Transactions involving stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at January 3, 2004	688,936	$0.84
Granted	1,919,188	0.43
Exercised	—	—
Cancelled or expired	(445,075)	0.96

Outstanding at January 1, 2005	2,163,049	$0.46

Granted	1,200,000	0.34
Exercised	—	—
Cancelled or expired	(186,225)	0.39

Outstanding at July 2, 2005	3,176,824	$0.42

The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal quarters in 2005 and 2004 using the Black-Scholes pricing model as prescribed by SFAS No. 123. The following assumptions were used to calculate the value of options granted during the second quarter of 2005:

Risk-free interest rate	3.61%
Expected dividend yield	—
Expected life	5 years
Expected volatility	121%
Common Stock Warrants
In connection with debt financing entered into during fiscal year 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of a portion of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and Aequitas Capital Management (“Aequitas,” formerly known as JMW Capital Partners, Inc). In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and Aequitas was determined to be $468,000. The difference of $110,000 between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment. During the period ended July 2, 2005, the warrant holder exercised 826,400 warrants in exchange for 229,358 shares of the Company’s common stock (Note 2).
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
In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Note 5), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,775. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.
For the months from September 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company is obligated to issue 1,588,542 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. This included charges against earnings of $178,917 and $320,967 associated with an aggregate of 444,792 and 894,792 warrants, respectively, that the Company was obligated to issue for the three and six months ended July 2, 2005.

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
4. Debt
Operating Line of Credit
As of July 1, 2005, the Company has a $5,000,000 credit facility. This credit facility expires in January 2006. In most prior years, this facility has been renewed annually. There can be no assurance that this facility will be renewed. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6 1/2% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had no available borrowing capacity at July 2, 2005. As of July 2, 2005 and January 1, 2005, borrowings of $3,952,536 and $4,392,975, respectively, were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at quarter end.
Long Term Debt
The Company had notes payable outstanding at July 2, 2005 and January 1, 2005. The total amount of these debts and their terms are summarized below.

	July 2,	January 1,
	2005	2005
Steelcase, Inc. promissory note, quarterly interest only payments at 12% per annum beginning June 1, 2003. Annual principal payments of $69,773, second payment due February 28, 2005, third payment due and payable February 28, 2006, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $3,176) The Company is currently in default under the terms of the Note Agreement.	$136,369	$133,984

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $952,907 payable monthly in payment amounts ranging from $25,000 per month to $75,000 per month including interest at 7% per annum, due and payable in full by September 1, 2006.	693,427	952,907

Destination Capital, LLC business loan agreement, net of debt discount of $9,487, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $83,333, thereafter. Interest accrued at prime plus 10%. (See Note 5)	1,148,847	1,186,135

Total debt	1,978,643	2,273,026
Less current portion	(1,738,531)	(1,159,469)

Long term debt	$240,112	$1,113,557

All long-term portion of debt matures before the end of September 2006.
5. Related Party Transactions
The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at July 2, 2005 by related party.

			Amount
			of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment

Destination Capital LLC(a)	Note Payable	August 24, 2006	$1,158,335	$83,333	(c)

Mark Walter	Bond guarantee fees	open	—	900	(b)

CEI(a)	Equipment lease	December 1, 2007	—	40,000
Destination Microfield, LLC(d)	Vehicle lease	August 1, 2006	—	29,000	(e)

John B. Conroy	Note receivable	September 16, 2005	66,250	—

(a)	Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities.

(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.

(c)	This payment amount is for principal only. An additional amount is due monthly which includes interest at prime plus 10%.

(d)	William C. McCormick, a director and former interim CEO, holds a minority ownership interest in this entity.

(e)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on July 2, 2005.
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

		Warrants to be
Date	Loan Balance	Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000
February 1, 2005	$1,200,000	150,000
March 1, 2005	$1,200,000	150,000
April 1, 2005	$1,200,000	150,000
May 1, 2005	$1,200,000	150,000
June 1, 2005	$1,200,000	150,000
July 1, 2005	$1,158,334	144,792

Total warrants to be issued as of July 2, 2005		1,626,042

The Company initially was obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of the Company’s stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the twenty-four month term of the debt. The warrants issued from September 1, 2004 through July 1, 2005 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.39% to 4.17%, volatility percentages ranging from 121% to 155%, remaining lives of 5 years for each warrant issuance, and fair market values of the Company’s stock ranging from $0.30, to $0.60 per share. At the time these warrant obligations arose, the Company had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of the warrants issued from September 1, 2004 through July 2, 2005, $604,955, were classified as common stock warrants in the shareholders’ equity (deficit) section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.
Bond Guarantee Fees
A certain number of CVI construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has an agreement with Mark Walter, the Company’s President under which at quarter end pays Walter between $600 and $1,200 per month for his guarantee of this bond liability. The guarantee fee is computed as 15% (annualized) of the open liability under bonds issued for CVI.
Equipment Lease Agreement
On September 1, 2003, CTS entered into an agreement with CEI for use of certain equipment leased by CEI from an outside party. Robert J. Jesenik, a Director and significant Shareholder, owns a substantial ownership interest in CEI. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CTS pays CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. The Company reached agreement on a payment plan to the lessor, under which $10,000 of the monthly lease obligation will be paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.
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

Location	Maturity	2005	2006	2007	2008	2009

Thurman Building	10/31/08	$186,150	$372,297	$372,297	$310,247	—
Swan Island	11/30/05	32,563	—	—	—	—
Eugene	09/30/05	25,359	—	—	—	—
Crown Plaza Office	7/31/07	9,397	18,795	12,530	—	—
Pope Storage	*
Montgomery Park	*
Storage

Total		$253,469	$391,092	$384,827	$310,247	—

*	Month-to-Month
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
Note receivable
In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At July 2, 2005, accrued interest receivable under this note totaled $27,369. The Company has accounted for the $78,750 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, the Company accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.
6. Legal Proceedings
Shareholder lawsuit and settlement
In March, 2004, Kurt Underwood (former President/CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, Aequitas Capital Management (formerly known as JMW Capital Partners), Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleged that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into Velagio, Inc. In addition, the lawsuit alleged that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit sought damages of approximately $1.4 million.
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
On May 11, 2005 the Company and Mr. Underwood entered into a Settlement Agreement under which both parties agreed to drop their respective lawsuits. The Settlement Agreement provides that the Company and certain defendants will jointly and severally purchase Mr. Underwood’s Microfield Stock for the aggregate purchase price of $362,500. The purchase price will be allocated as follows: $50,000 to the purchase of Mr. Underwood’s 119,050 Series 2 preferred shares and the balance to the purchase of Mr. Underwood’s 3,404,958 common shares. Additionally, the Settlement Agreement terminates Mr. Underwood’s Microfield Warrant. Microfield assigned its right to purchase Underwood’s shares under the Settlement Agreement to Energy Fund II, LLC, a related party. Payment under the Settlement Agreement occurred as scheduled on August 1, 2005.
7. Subsequent Events
On July 20, 2005, the Company entered into an agreement to purchase all the outstanding shares of Christenson Electric, Inc. (CE) in exchange for 2 million shares of the Company’s common stock at $.64 per common share, and the assumption of interest-bearing debt within CE of approximately $4.6 million. The transaction was valued at approximately $5.9 million. CE is in the business of wind farm construction and electrical maintenance, and construction of substation distribution and transmission facilities across the United States. CE also provides services to Bonneville Power Administration and other major utilities under long-standing contractual relationships. The assets of CE were principally equipment and intangibles. As a result of the transaction, CE is a wholly-owned subsidiary of Microfield Group, Inc.

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
During 2003, the Company made the decision to discontinue the operations of Velagio and previously acquired Innovative Safety Technologies, Inc. (IST). This decision was made based on the declining sales in these two entities, and the fact that many of the employees whose focus was in sales of these products and services were no longer with the Company. The remaining assets and liabilities were merged into CVI in December in conjunction with the combination of Velagio, IST and CTS. As of July 2, 2005, Microfield Group, Inc. has one wholly-owned subsidiary, Christenson Velagio, Inc.
The Company’s current acquisition strategy is to evaluate potential merger opportunities as they develop.
Management’s Focus in Evaluating Financial Condition and Operating Performance
Management meets regularly to review the Operations, Finance and Administration functions of the business. Operations consists of customer solicitation and project work performance, and Finance and Administration, consists of the administration and support of the Company. Based on the information reviewed, meetings are held daily, weekly and monthly. Following is a list of the most critical information which management examines when evaluating the performance and condition of the Company.
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
     Expense Control. The Company has various controls in place to monitor spending. These range from authorization and approvals by the President and CFO as well as review of the periodic check runs by the CFO and reviews of labor efficiency and utilization by the President and his project managers. An organizational team, which is comprised of the President, CFO, several department heads and key employees, meets weekly to review reports that monitor expenses and cost efficiency, among other factors. Additionally, the executive team, comprised of the Company’s President, CFO and Controller, meets weekly to review operations, and monthly with the board of directors to review monthly spending patterns and expenses as a part of the review of the prior month’s financial statements.
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
Business Goal Attainment.
When entering into the acquisitions of CTS and Velagio, the Company’s goal was to realize certain synergies within the resulting organization, save costs from eliminating duplicate processes, and come out of the combination as a breakeven or slightly profitable company. The Company achieved operating profitability in both the first and second quarters of 2005. These two consecutive quarters of profits from operations mark a turnaround from the unprofitable operations the Company sustained in the business from the acquisition date of CVI through the end of 2004.
Quarterly losses from operations during that period averaged over $1.1 million per quarter, compared to an average operating profit of just under $300,000 per quarter in 2005.
The Company’s goals for the third and fourth quarters of 2005 include working toward pre tax net profitability, further reducing its negative cash flow, and increasing top line revenue and margins. It’s anticipated that this will be done through a combination of process efficiencies, lease restructurings and general expense cutbacks. The Company anticipates that this combination of improvements, if accomplished to its targets, is intended to result in net pre-tax income during the second half of 2005.
Trends.

CVI’s business is closely tied to the economy. In a down economy, the Company’s work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries aren’t expanding, CVI’s service projects are more focused toward changes, adds, moves, and fixes within this customer base. The Company continues to see improvement in the economy at the current time, and is anticipating a modest increase in sequential quarterly revenues due to seasonal general economic trends.
In the last three years the Company has seen a dramatic downturn in spending for technology infrastructure. This affected the technology side of CTS’s business prior to its acquisition by the Company. It is anticipated that as the economy continues to improve, CVI will see increasing revenue from the sales of technology products and services.
Results of Operations
The financial information presented for the three and six months ended July 2, 2005 and July 3, 2004, represents activity in Microfield Group, Inc. and its wholly-owned subsidiary, CVI.
Sales. Revenue for the three months ended July 2, 2005 was $9,007,000 compared to $9,646,000 for the three months ended July 3, 2004. This also compares to revenue of $8,894,000 in the first quarter of 2005. This decrease in revenue between the second quarters of 2004 and 2005, is a direct result of the Company’s efforts to concentrate on more profitable business. Despite a revenue decrease of over $600,000 between year over year quarters, gross profits increased over those same two periods by over $240,000. The Company also experienced an increase in sequential quarterly revenue due to a continued improvement in the construction industry, and from seasonal work as the Company moved toward summer.
There were no sales to any customers that exceeded 10% of total revenue in the three months ended July 2, 2005. Sales to two customers comprised 10% and 11% of the Company’s total sales for the three months ended July 3, 2004.
Revenue for the six months ended July 2, 2005 was $17,901,000 compared to $18,837,000 for the six months ended July 3, 2004. There were no sales to any customers that exceeded 10% of total revenue in the six months ended July 2, 2005. There were sales one customer during the six months ended July 3, 2004 that comprised 12% of the Company’s total sales for that period.
Cost of Sales. Cost of sales totaled $7,093,000 (or 78.8% of sales) for the fiscal quarter ended July 2, 2005, compared to $7,975,000 (or 82.4% of sales) for the same period in the prior year. This reduction in costs coincides with the lower levels of sales in the current year quarter. This reduction also reflects the achievement of a reduction in the percentage of cost of sales to total sales of 3.6 percentage points, which is in line with the Company’s goal to focus on more profitable projects. Cost of sales for the six months ended July 2, 2005 was $14,098,000 compared to 15,353,000 for the six months ended July 3, 2004. Cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services.
Gross Profit. Gross profit for the three months ended July 2, 2005 was $1,913,000 (or 21.2%) compared to $1,671,000 (or 17.3%) for the same period in 2004. This increase in gross margin of 3.9% of total sales produced an increase in gross profit of $242,000 in the second quarter of 2005 over the second quarter of 2004 on revenue that was $639,000 lower in the current year’s second quarter compared to the revenue in the prior year’s second quarter. This improvement is a direct result of the Company’s efforts to reach profitability, in part by being more selective of projects on which they bid, or work they accept. Gross profit for the six months ended July 2, 2005 was $3,804,000 (or 21.2%) compared to $3,483,000 (or 18.5%) for the same period in 2004.
Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs. It is the Company’s goal to sustain higher levels of gross margins through continuing cost reduction efforts and an emphasis on obtaining higher gross margin work projects.
Sales, General and Administrative Expenses(S, G & A). S, G & A expenses were $1,632,000 (or 18.0% of sales) for the three months ended July 2, 2005, compared to $2,245,000 for the three months ended July 3, 2004, a reduction of $624,000. Sequential quarterly S G & A expenses decreased significantly from the fourth quarter 2004 expenses of $2,007,000 and were essentially in line with the first quarter 2005 expenses of $1,594,000. S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. Payroll costs, which include salary, payroll taxes and fringe benefits, totaled $1,259,000 for the three months ended July 2, 2005 compared to $1,377,000 in the three months ended July 3, 2004. This reduction is due primarily to the Company’s cost cutting efforts and not hiring new employees upon the attrition of certain employees.
Total rents for the three months ended July 2, 2005 were $153,000, which was primarily comprised of facilities rent. This is compared to $187,000 of rent incurred in the three months ended July 3, 2004. Outside services, professional fees, insurance, utilities and depreciation for the three months ended July 3, 2004 totaled $139,000, compared to $478,000 for the three months ended July 3, 2004. The current quarter included a reduction of $120,000 in legal fees from the reversal of expenses accrued in prior periods in connection with a lawsuit.
S, G & A expenses were $3,226,000 (or 18.0%) for the six months ended July 2, 2005, compared to $5,258,000 (or 27.9%) for the six months ended July 3, 2004. The reduction of over $2 million between the first six month period of 2004 to the same period in 2005 was due to reductions in payroll and payroll related costs of approximately $500,000, lower insurance and bonding costs of approximately $325,000, and lower professional fees of approximately $780,000. Included in the reduction of professional fees was the accrual of $395,000 in the six months ended July 3, 2004 for legal defense costs, and the reversal of $120,000 of that accrual in the six months ended July 2, 2005.
The level of S, G & A expense for the 2005 is anticipated to continue to be significantly lower compared to the level incurred in the 2004 due to lower payroll costs and the Company’s continued diligence in reducing costs. The Company anticipates these expenses will approximate between 16% and 22% of sales for 2005.

Interest Expense. Interest expense was $401,000 for the three months ended July 2, 2005, compared to $314,000 for the three months ended July 3, 2004. Included in interest for 2005 is $179,000 of interest recorded as a result of the accounting treatment of the issuance of warrants associated with the debt owed to Destination Capital LLC. This expense is a non-cash expense amount. There was no interest charged in the second quarter 2004 from warrant obligations. It is anticipated that the interest expense may begin decreasing as principal payments reduce the warrant obligation incurred each month. The amount of interest charged each month is also subject to fluctuations in the Company’s stock price. As the price increases, the value of the warrants issued also increases, which may result in an increase in interest expense.
Interest expense was $784,000 for the six months ended July 2, 2005 compared to $1,280,000 for the six months ended July 3, 2004. This decrease is due in part to the lower costs for the issuance of warrants in connection with the Destination Capital note. The Company recorded $321,000 and $676,000 in non-cash interest expense under the terms of the note in the six months ended July 2, 2005 and July 3, 2004, respectively. Excluding the effect of these non-cash interest charges, interest expense was $464,000 and $605,000 for the six months ended July 2, 2005 and July 3, 2004, respectively. Interest expense is also lower due to the fact that the Company’s overall interest bearing debt totals were lower in 2005 than they were in 2004, over the same six month periods.
Derivative income/expense. The Company incurred $32,000 in non-cash derivative expense for the six months ended July 2, 2005 compared with $29,000 for the six months ended July 3, 2004. This expense is recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the Company’s consolidated balance sheet. The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce non-cash derivative expense or derivative income as the Company’s stock price increases or decreases, respectively.
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
Discontinued operations is comprised of a royalty from the sale of the SoftBoard business. The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.”
Income Taxes. There was no provision for income taxes for the three and six months ended July 2, 2005 and July 3, 2004 due to losses incurred by the Company in those periods. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. The Company has provided a full valuation allowance on its net deferred tax asset.
Liquidity and Capital Resources
Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At July

2, 2005, the Company had negative working capital of approximately $4,189,000 and its primary source of liquidity consisted of cash and its operating line of credit.
Accounts receivable decreased to $5,610,000 at July 2, 2005 from $6,241,000 at January 1, 2005. The decrease is due to a better collection record of receivables at the end of the second quarter, and a reduction in the amount of past due receivables. Receivables are net of an allowance for doubtful accounts of $153,000 and $104,000 at July 2, 2005 and January 1, 2005, respectively. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved. At July 2, 2005, no single customer account balance exceeded 10% of total outstanding accounts receivable.
Inventory increased to $244,000 at July 3, 2004 from $239,000 at January 1, 2005. The increase is due to normal fluctuations in inventory based on sales levels at any point in time. This balance mainly includes inventory used in the electrical services business. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases. These balances are a significant reduction from inventory balances at July 3, 2004 of $437,000 due to write-offs of obsolete inventory and to more closely managed inventory levels.
Property and equipment, net of depreciation decreased to $111,000 at July 2, 2005 compared to $126,000 at January 1, 2005. This decrease was due to normal monthly depreciation. The Company is party to an equipment lease agreement with a related party, under which it leases furniture and fixtures, equipment, computer equipment, and job site tools and equipment (See Related Party Transactions). This lease is classified as an operating lease with a monthly payment due of $40,000. The Company anticipates spending nominal amounts to acquire fixed assets in the foreseeable future.
Accounts payable decreased to $3,073,000 at July 2, 2005 from $3,452,000 at January 1, 2005. This change is due to the timing of the purchase of materials needed to support the level of sales at the end of the first quarter 2005 compared to the level of sales at the end of 2004. Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company. The company also made efforts to shorten the days payables are outstanding.
Accrued payroll, payroll taxes and benefits were $1,414,000 at July 2, 2005 compared to $1,297,000 at January 1, 2005. This increase is due to a higher accrued payroll from an increased number of hours worked at the end of the second quarter compared to the end of the year 2004. This liability consists primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well. These liabilities are normally short-term in nature with most of them being paid within one to six weeks of the expense being incurred.
The bank line of credit was approximately $3,953,000 at July 2, 2005. This is a decrease of $440,000 from $4,393,000 outstanding at January 1, 2005, and is due to a lower base of accounts receivable on which the Company can borrow. This lending facility is a primary source of funds for the Company. Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facility. The facility has a limit of $5,000,000 and borrowings are based on 85% of eligible accounts receivable. As of July 2, 2005, based on eligible receivables, the Company had no available borrowing capacity.

On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. The Company borrowed $600,000 under this facility. In April 2004, the Company raised an additional $1,750,000 through the issuance of Series 4 preferred shares, a portion of which was used to pay off the $600,000 borrowed in January 2004, with the remainder to be used for operating capital by the Company. In August 2004, the Company entered into a second borrowing agreement with Destination Capital, LLC. Under this loan agreement, the Company borrowed $1,200,000 to be used for operating capital. As of July 2, 2005, there was $1,158,000 outstanding under that loan.
The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2004 and 2003. As of July 2, 2005 the Company had negative working capital of $4,189,000, total liabilities of $11,289,000 and an accumulated deficit of $29,744,000. While it is anticipated that the losses from continuing operations will decline as a result of cost reduction efforts, debt conversions and fundraising events, recurring losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While, the Company may not have sufficient resources to satisfy cash requirements for the next twelve months, by adjusting its operations to the level of capitalization, the Company believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.
The Company may have to seek additional investment capital or debt facilities. Investment capital or debt facilities may be difficult to obtain due to, among other issues, the Company’s prior financial performance. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is continuing to focus on opportunities to increase revenues and grow margins while reducing monthly expenses in an attempt to turn cash flow positive and achieve pre-tax profitability.
The Company had no commitments for capital expenditures in material amounts at July 2, 2005.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company conducted an evaluation, under the supervision and with the participation of its President and acting Chief Financial Officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange). Based on his evaluation, the President concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of July 2, 2005 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), Microfield management, including the President, also conducted an evaluation of Microfield’s internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Microfield’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the quarter ended July 2, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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
In addition to the above, the Company made the following changes during the fiscal quarter ended July 2, 2005 in our internal control over financing reporting:
Lack of Adequate Accounting Staff
      The Company was aware of its staffing needs and took steps to address its understaffed Finance and Accounting team to correct this material weakness. During the quarter ended July 2, 2005, the Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies. The Company feels this addition to the Finance and Accounting team will improve the quality of future periodic financial reporting.
Timely Closing of the Books
      Management identified a material weakness based on the Company’s delay in closing its books. To correct this material weakness, checklists have been developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and reviewed. In the future, specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists have been developed and were implemented in the 2nd quarter 2005 close process and utilized in the preparation of the 2nd quarter 2005 Form 10-QSB and subsequent period ends.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In March, 2004, Kurt Underwood (former President/CEO of Microfield Group, Inc.) filed a lawsuit in Multnomah County Circuit Court, Portland, Oregon under case number 0403-02370 against Robert J. Jesenik, Aequitas Capital Management (formerly known as JMW Capital Partners), Destination Capital, LLC, Microfield Group, Inc., Christenson Electric, Inc., Steven M. Wright, Andrew S. Craig, Thomas A. Sidley, R. Patrick Hanlin, Michael Stansell, Brian A. Oliver, Brian N. Christopher, Kevin D. Robertson, Christenson Group, LLC, and Christenson Velagio, Inc. The lawsuit alleges that the Defendants violated Oregon securities law and Oregon common law in connection with the following transactions (which closed simultaneously in September 2003): (1) the merger of CTS Acquisition Co. (a wholly-owned subsidiary of the Company) with and into Christenson Technology Services, Inc.; and (2) the merger of VSI Acquisition Co. (A wholly-owned subsidiary of the Company) with and into Velagio, Inc. In addition, the lawsuit alleges that Mr. Underwood was terminated as an employee entitling him to severance pay. The lawsuit seeks damages of approximately $1.4 million. The Company intends to vigorously defend the lawsuit, however at the date of this filing, the outcome of this matter is uncertain. The financial statements do not reflect any adjustments relative to this uncertainty, but since the legal expenses to vigorously defend this suit are probable, a legal reserve in the amount of $395,000 was estimated with counsel, accrued as a liability and charged to earnings in the period ended April 3, 2004.
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
On May 11, 2005 the Company and Mr. Underwood entered into a Settlement Agreement under which both parties agreed to drop their respective lawsuits. The Settlement Agreement provides that the Company and certain defendants will jointly and severally purchase Mr. Underwood’s Microfield Stock for the aggregate purchase price of $362,500. The purchase price will be allocated as follows: $50,000 to the purchase of Mr. Underwood’s 119,050 Series 2 preferred shares and the balance to the purchase of Mr. Underwood’s 3,404,958 common shares. Additionally, the Settlement Agreement terminates Mr. Underwood’s Microfield Warrant. Microfield assigned its right to purchase Underwood’s shares under the Settlement Agreement to Energy Fund II, LLC, a related party. Payment under the Settlement Agreement occurred as scheduled on August 1, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	None

(c)	There have been no purchases of common stock by the Company or its affiliates during the quarter ended July 2, 2005
Item 3. Defaults Upon Senior Securities
At the date of this report, the Company was in arrearage on the payment of dividends on Series 2 preferred stock, Series 3 preferred stock and Series 4 preferred stock in the amount of $583,855. Under the terms of the issuances of these series of preferred stock, dividends are declared at the discretion of the Company’s board of directors, and will be paid when funds for payment are legally available.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended July 2, 2005.
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
Dated: August 10, 2005

MICROFIELD GROUP, INC.

By: /s/ A. Mark Walter
A. Mark Walter
President
(Principal Executive Officer)