Form 10QSB
period 2005-10-01
MICROFIELD GROUP INC
filed 2005-11-15
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 1O-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number : 0-26226
MICROFIELD GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0935149 (I.R.S. Employer Identification No.)
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock as of November 14, 2005 was 55,607,101 shares. (This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability).
Transitional Small Business Disclosure Format (check one): Yes ☐          No ☑

MICROFIELD GROUP, INC.
FORM 10-QSB

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1,	January 1,
	2005	2005
Current assets:
Cash and cash equivalents	$1,415,975	$10,992
Accounts receivable, net of allowances of $195,341 and $103,969	9,836,902	6,241,001
Accounts receivable — related parties	90,173	178,900
Inventory, net of allowances	244,070	239,328
Costs in excess of billings	3,709,784	822,656
Other current assets	888,055	450,602

Total current assets	16,184,959	7,943,479
Property and equipment, net	458,836	125,777
Intangible assets, net	2,218,306	1,393,281
Goodwill	8,410,574	2,276,243
Other assets	315,002	36,243

	$27,587,677	$11,775,023

Current liabilities:
Cash overdraft	$1,296,295	$26,125
Accounts payable	8,322,756	3,451,991
Accounts payable — related parties	70,266	99,932
Accrued payroll taxes and benefits	2,656,633	1,297,379
Bank line of credit (Note 5)	4,568,515	4,392,975
Current portion of notes payable (Note 5)	1,424,363	673,968
Current portion of notes payable — related parties (Note 5)	2,092,945	485,500
Billings in excess of costs	1,355,212	523,919
Other current liabilities	2,433,280	226,788

Total current liabilities	24,220,265	11,178,577

Long-term liabilities:
Long term notes payable (Note 5)	1,683,333	412,922
Long term notes payable — related parties (Note 5)	194,246	700,635
Derivative liability — notes (Note 5)	114,172	41,863

Total long-term liabilities	1,991,751	1,155,420

Commitments and contingencies	—	—
Shareholders’ equity (deficit): (Notes 2 & 3)
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 6,642,865 and 6,821,436 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	2,765,101	2,765,101
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 3,603 and 3,641 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	1,529,138	1,273,667
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 4,392 and 4,605 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	1,703,424	1,568,834
Common stock, no par value, 125,000,000 shares authorized, 21,177,468 and 18,491,618 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	22,195,411	20,707,192
Common stock warrants	2,389,879	2,256,112
Accumulated deficit	(29,207,292)	(29,129,880)

Total shareholders’ equity (deficit)	1,375,661	(558,974)

	$27,587,677	$11,775,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Sales	$20,073,679	$9,492,769	$37,991,269	$28,329,387
Cost of goods sold	16,941,159	7,804,233	31,038,688	23,233,916

Gross profit	3,132,520	1,688,536	6,952,581	5,095,471

Operating expenses
Sales, general and administrative	2,217,364	2,423,658	5,467,267	7,648,759

Income (loss) from operations	915,156	(735,122)	1,485,314	(2,553,288)

Other income (expense)
Interest expense	(354,347)	(464,415)	(1,128,619)	(1,886,586)
Gain on extinguishment of debt	—	—	10,543	—
Loss on lease termination	—	(515,000)		(515,000)
Derivative income (expense)	(43,817)	(13,212)	(75,888)	161,050
Other income, net		2,000	(2,413)	2,000

Income(loss) before provision for income taxes	516,992	(1,725,749)	288,937	(4,791,824)

Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	516,992	(1,725,749)	288,937	(4,791,824)

Discontinued operations:
Income (loss) on discontinued operations	—	149,380	—	149,380
Gain on sale of discontinued operations	19,648	24,555	44,710	62,827

Net income (loss)	$536,640	$(1,551,814)	$333,647	$(4,579,617)

Deemed preferred stock dividend (See Note 8)	—	(390,125)	(411,059)	(770,186)

Net income (loss) attributable to common shareholders	$536,640	$(1,941,939)	$(77,412)	$(5,349,803)

Net income (loss) per common share
Basic	$0.03	$(0.11)	$(0.00)	$(0.32)

Diluted	$0.01	$(0.11)	$(0.00)	$(0.32)

Shares used in per share calculations
Basic	20,578,116	17,387,955	19,209,011	16,977,698

Diluted	43,127,020	17,387,955	19,209,011	16,977,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
Cash Flows From Operating Activities:

Net cash provided by (used by) operating activities	2,004,448	(3,186,441)
Net cash provided by (used by) investing activities	33,146	(118,166)
Net cash provided by (used by) financing activities	(632,611)	3,495,670

Net increase in cash and cash equivalents	1,404,983	191,063

Cash and cash equivalents, beginning of period	10,992	130,533

Cash and cash equivalents, end of period	$1,415,975	$321,596

Supplemental schedule of non-cash financing and investing activities:
Conversion of notes payable-related party to preferred stock	$—	$1,188,919
Conversion of note payable-related party to common stock	$—	$—
Series 3 preferred stock issued for future related party operating lease obligations	$—	$130,000
Conversion of account payable-related party to preferred stock	$—	$210,219
Conversion of account payable-related party to common stock	$—	$—
Beneficial conversion feature of Series 3 and Series 4 preferred stock	$—	$1,581,701
Valuation of warrants issued with related party debt	$—	$155,221
Reduction of note receivable secured by common stock	$—	$13,137
Conversion of derivative liabilities to shareholders’ equity	$—	$989,124
Amortization of beneficial conversion feature	$411,059	$770,186
Acquisition of CEI:
Assets purchased	$4,610,103	$—
Goodwill	$5,933,888	$—
Liabilities assumed	$(8,915,472)	$—
Common stock issued	$(1,280,000)	$—
Direct acquisition costs	$(348,519)	$—

Cash paid for acquisition	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2005
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three- and nine-month periods ended October 1, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 1, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.
Business and Basis of Presentation
Microfield Group, Inc. (the “Company” or “Microfield”) through its subsidiaries Christenson Velagio, Inc. (“CVI”) and Christenson Electric, Inc. (CEI) specializes in the installation of electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a viable, profitable electrical services and technology infrastructure business.
The condensed consolidated financial statements include the accounts of Microfield and its wholly owned subsidiaries, CVI and CEI. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984. Operations of the company’s CEI subsidiary began in 1945. The Company’s headquarters are located in Portland, Oregon.
Reclassification
Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. At October 1, 2005 there were no customers whose accounts receivable accounted for more than 10% of total outstanding trade accounts receivable. The Company performs limited credit evaluations of its customers, does not require collateral on accounts receivable balances, but does often retain lien rights to reduce its risk. The Company has not experienced material credit losses for the periods presented. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition and results of operations. There were sales to one customer that were 17% of total sales during the three months ended October 1, 2005.
The Company currently relies on various sources for key components used in the installation and sales of its products and services. None of the Company’s products or supplies used in the performance of its services is from a single source. The inability of any limited source suppliers to fulfill supply and production requirements, could materially impact future operating results.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 31, 2005. The Company’s last fiscal year was the 53-week period ended January 1, 2005. The Company’s third fiscal quarters in fiscal 2005 and 2004 were the 13-week periods ended October 1, 2005 and October 2, 2004, respectively.
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
Had compensation cost for the Company’s plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would have been $668,070 and $993,250 during the three and nine months ended October 1, 2005, and $151,695 and $159,674 during the three and nine months ended October 2, 2004, respectively. Such amounts would be amortized over the vesting period of the options. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been $120,737 and $325,346 for the three and nine months ended October 1, 2005, and $(9,054) and $14,072 for the three and nine months ended October 2, 2004, respectively.
Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the three and nine months ended October 1, 2005 and October 2, 2004, would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income (loss) attributable to common shareholders, as reported	$536,640	$(1,941,939)	$(77,412)	$(5,349,803)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120,737)	9,054	(325,346)	(14,072)

Pro forma net income (loss)	$415,903	$(1,932,885)	$(402,758)	$(5,363,875)

Net income (loss) per common share:
Basic, as reported	$0.03	(0.11)	(0.00)	(0.32)
Diluted, as reported	$0.01	(0.11)	(0.00)	(0.32)
Basic, pro forma	$0.02	(0.11)	(0.02)	(0.32)
Diluted, pro forma	$0.01	(0.11)	(0.02)	(0.32)
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
2. Capital Stock
The Company has authorized 10,000,000 shares of Preferred stock, no par value. As of October 1, 2005 and January 1, 2005, the Company had 6,642,865 and 6,821,436 shares of Series 2 preferred stock issued and outstanding, respectively. As of October 1, 2005 and January 1, 2005, the Company had 3,603 and 3,641 shares of Series 3 preferred stock issued and outstanding, respectively. As of October 1, 2005 and January 1, 2005, the Company had 4,392 and 4,605 shares of Series 4 preferred stock issued and outstanding, respectively. The Company has authorized 125,000,000 shares of Common Stock, no par value. As of October 1, 2005 and January 1, 2005, the Company had 21,177,468 and 18,491,618 shares of common stock issued and outstanding, respectively. This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability.
Series 2 Preferred Stock
The terms of the Series 2 preferred stock are as follows.
Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of October 1, 2005 there were dividends of approximately $365,109 in arrears.
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
Voting Rights. Each holder of Series 2 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 2 preferred stock could then be converted
Series 3 Preferred Stock
The terms of the Series 3 preferred stock are as follows.
Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of October 1, 2005 there was $148,778 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature was amortized over the conversion period of one year. At October 1, 2005, the beneficial conversion feature associated with the Series 3 preferred stock was fully amortized.
Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.
Series 4 Preferred Stock
The terms of the Series 4 preferred stock are as follows.
Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 4 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of October 1, 2005 there was $167,529 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature was amortized over the conversion period of one year. At October 1, 2005, the beneficial conversion feature associated with the Series 4 preferred stock was fully amortized.
Voting Rights. Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

Common Stock
During the nine months period ended October 1, 2005, the Company issued an aggregate of 2,685,849 shares of the Company’s common stock. In connection with the acquisition of Christenson Electric, Inc. on July 20, 2005, the Company issued 2,000,000 shares of its common stock. (see Note 4) The Company also issued 256,025 shares of common stock upon the exercise of 853,067 warrants, 826,400 of which were exercised on a cashless basis. Additionally, during the nine months ended October 1, 2005, the Company issued an aggregate of 429,824 shares of common stock in exchange for conversion of 178,571 shares of Series 2 preferred stock, 38.095 shares of Series 3 preferred stock at $420 per share, and 213.158 shares of Series 4 Preferred Stock at $380 per preferred share.
3. Stock Options and Warrants
Stock Incentive Plan
The Company has a Stock Incentive Plan (the “Plan”). At October 1, 2005 and October 2, 2004, 4,346,825 and 812,890 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over periods from zero to four years.
A total of 1,170,000 and 2,370,000 options to purchase shares of the Company’s common stock were granted to employees and directors of the Company during the three and nine months ended October 1, 2005, respectively. The options issued during the three months ended October 1, 2005 are forfeited if not exercised within five years, and 1,000,000 of these options vest ratably over twenty-four months starting with the month of grant. The remaining 170,000 options vest over 48 months from the date of grant. The weighted average per share value of the options granted in the third quarter of 2005 was $0.66.
The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.04 - $0.05	16,000	1.33	$0.04	16,000	$0.04
$0.31 - $0.66	4,304,436	4.17	$0.47	1,737,412	$0.43
$1.76 - $2.70	26,388	4.60	$2.27	26,388	$2.27

	4,346,824	4.08	$0.48	1,779,800	$0.46

Transactions involving stock options issued are summarized as follows:

		Weighted Average Price
	Number of Shares	Per Share
Outstanding at January 3, 2004	688,936	$0.84
Granted	1,919,188	0.43
Exercised	—	—
Cancelled or expired	(445,075)	0.96

Outstanding at January 1, 2005	2,163,049	$0.46

Granted	2,370,000	0.50
Exercised	—	—
Cancelled or expired	(186,225)	0.39

Outstanding at October 1, 2005	4,346,824	$0.48

The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal quarters in 2005 and 2004 using the Black-Scholes pricing model as prescribed by SFAS No. 123. The following assumptions were used to calculate the value of options granted during the third quarter of 2005:

Risk-free interest rate	3.91%
Expected dividend yield	—
Expected life	5 years
Expected volatility	129%
Common Stock Warrants
In connection with debt financing entered into during fiscal year 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of a portion of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and Aequitas Capital Management (“Aequitas,” formerly known as JMW Capital Partners, Inc). In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and Aequitas was determined to be $468,000. The difference of $110,000 between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment. During the period ended October 1, 2005, the warrant holder exercised 826,400 warrants in exchange for 229,358 shares of the Company’s common stock (Note 2).
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
For the months from September 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company is obligated to issue 1,588,542 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. This included a charge against earnings of $320,967 associated with an aggregate of 894,792 warrants, that the

Company was obligated to issue during the first six months of fiscal year, 2005. On August 1, 2005, the Company re-negotiated the debt obligation with Destination Capital LLC, and eliminated the warrant provision previously contained in the note. There was no interest expense associated with this note charged against the Company’s statement of operations after July 1, 2005.
On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC (see Note 6), under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations in the third quarter of 2004.
4. Acquisition
Acquisition of Christenson Electric, Inc.
On July 20, 2005, the Company acquired Christenson Electric, Inc. (CEI) in exchange for 2,000,000 shares of the Company’s common stock. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of CEI was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for CEI have been included in the Consolidated Statements of Operations since the date of acquisition.
CEI, also known as Christenson Power Services (CPS) provides electrical service work on substations, transmission facilities and generation facilities including wind farms. CPS customers include electric utilities, independent power producers, industry, and government agencies. CPS provides new facilities design, design modification, installation, wiring and maintenance from transformers and circuit breakers to complex construction of substation switchyards and transmission yards up to 500,000 volts. CPS has been involved in the construction of approximately 10% of all the new wind-farms developed in the United States over the last six years. CPS also provides “dock crews” to major regional utilities and the Bonneville Power Administration. Dock crews are electricians and other tradesman provided under long-term staffing contracts.
The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company’s common stock for several days before the acquisition of CEI. The components of the purchase price were as follows:

Common stock	$1,280,000
Direct acquisition costs	348,519

Total purchase price	$1,628,519

     In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Cash and other current assets	$3,420,300
Equipment and other assets	317,032
Intangible assets — Trade name	872,771
Goodwill	5,933,888
Current liabilities	(7,045,851)
Notes payable	(1,869,621)

Total	$1,628,519

The trade name intangible asset acquired has an indeterminate estimated useful life, and as such will not be amortized. Goodwill of $5,933,888 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.
5. Debt
Operating Line of Credit
As of October 1, 2005, the Company has a $5,000,000 credit facility. This credit facility expires in January 2006. In most prior years, this facility has been renewed annually. There can be no assurance that this facility will be renewed. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6 1/2% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had no available borrowing capacity at October 1, 2005. As of October 1, 2005 and January 1, 2005, borrowings of $4,568,515 and $4,392,975, respectively, were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at quarter end.
Long Term Debt
The Company had notes payable outstanding at October 1, 2005 and January 1, 2005. The total amount of these debts and their terms are summarized below.

	October 1,	January 1,
	2005	2005

Steelcase, Inc. promissory note, quarterly interest-only payments at 12% per annum beginning June 1, 2003. Annual principal payments of $69,773, second payment due February 28, 2005, third payment due and payable February 28, 2006, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $4,369). The Company is currently in default under the terms of the Note Agreement.	$137,562	$133,983
Techni-Cal Enterprises, Inc. Promissory Note effective July 8, 2005 in the amount of $220,000 with a $40,000 principal payment due at signing, monthly principal payments of $5,000 due beginning August 1, 2005 through July 1, 2006, and monthly principal payments of $10,000 beginning August 1, 2006 through July 1, 2007. This is a non-interest bearing Note.	170,000
Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $952,907 payable monthly in payment amounts ranging from $25,000 per month to $75,000 per month including interest at 7% per annum, due and payable in full by September 1, 2006.	504,700	952,907

	October 1,	January 1,
	2005	2005

Umpqua Bank, twelve monthly payments of $5,553.25 in remaining principal due, including interest at 8.25% per annum, beginning on or before January 3, 2005, with the principal balance calculated on a sixty month amortization. The full remaining balance is due on or before December 31, 2005.	284,250
Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $188,012.11 payable monthly at $32,441.18 per month, including interest at 12% per annum, due and payable in full by February 25, 2006.	156,422
Christenson Leasing Company, LLC Motor Vehicle Capital Lease agreement effective March 21, 2005 and April 1, 2005 for 1999 International and Ford F-350, respectively. The lease terms are 36 months and 50 months, respectively, with payments due on the 24th of each month beginning in April 2005. The monthly payments vary by vehicle over the length of the lease from $1,800 to $2,000 and $700 to $800, respectively. The interest rate is 3.625% and 3.875% per annum, respectively.	84,161
William C. McCormick Promissory Note effective January 28, 2005 in the amount of $250,000. Interest payments of 15% per annum are due on the 28th day of each month with the entire balance of the Note to be paid in full on July 28, 2005. Final payment of this note is past due.	250,000
Christenson Leasing Company, LLC First Addendum to Tenant Improvements Capital Lease agreement effective March 1, 2005. Principal and Interest payments of $7,940 are due on the first day of each month beginning March 2005 and lasting through December 2007. The interest rate is 12% per annum.	186,735
Christenson Leasing Company, LLC Fourth Addendum to Asset Leaseback Promissory Note effective June 20, 2005 in the amount of $500,000. Interest is 10% plus the US Bank prime rate due the first day of each month beginning August 2005 and ending September 2007. Monthly principal payments of $20,833.33 are due on the first day of each month beginning October 2005 and ending September 2007.	500,000
Aequitas Capital Management, Inc. Promissory Note effective July 5, 2005 in the amount of $90,847. Principal and interest payments of $5,047.05 are due on the first day of each month beginning in August 2005 and ending April 2006. An additional principal payment of $50,000 is due on October 1, 2005. The interest rate on this Note is 7% per annum.	82,333
Destination Capital, LLC business loan agreement, net of debt discount, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $83,333, thereafter. Interest accrued at prime plus 10%.	—	1,186,135
JMW Group, Inc. notes payable, net of debt discount of $7,298, monthly principal payments of $41,667 plus interest at prime plus 10%, starting August 24, 2005, through August 24, 2006.	606,035	—

	October 1,	January 1,
	2005	2005

Christenson Leasing Company, LLC note payable, thirty-six monthly principal payments of $11,667 plus interest at prime plus 10%, starting August 24, 2005, through July 24, 2008.	420,000	—
Aequitas Capital Management, Inc. note payable effective July 5, 2005 in the amount of $214,413. The Note is in arrears.	157,927
US Bank Term Loan Note effective July 21, 2005 in the amount of $1,900,000. Monthly interest payments of the Prime Rate plus 1.5% are due on the first day of each month beginning in August 2005 through July 2008. Principal payments of $22,619 are due on the first day of each month beginning on August 2005 through July 2008.	1,854,762

Total debt	5,394,887	2,273,025
Less current portion	(3,517,308)	(1,159,468)

Long term debt	$1,877,579	$1,113,557

6. Related Party Transactions
The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at October 1, 2005 by related party.

Related Party	Type of Obligation	Maturity Date	Amount of Obligation	Monthly Payment

Christenson Leasing LLC(a)(g)	Note payable(h)	July 2008	$420,000	$	(c)11,667
Christenson Leasing LLC(a)(g)	Note payable(h)	September 2007	500,000		20,833
Christenson Leasing LLC(a)(g)	T. I. lease	December 2007	186,735		7,940
Christenson Leasing LLC(a)(g)	Vehicle leases	various	84,161		various
Christenson Leasing LLC(a)(g)	Equipment lease	December 2007	—		(f)100,000
JMW Group, LLC(a)	Note payable	August 2006	423,846		(c)41,667
JMW Group, LLC(a)	Note payable(h)	July 2008	180,000		(c)5,000
JMW Group, LLC(a)	Indemnity fees	Open obligation	—		(i)10,000
Aequitas Capital Management(a)	Note payable	April 2006	82,333		various
Aequitas Capital Management(a)	Note payable	September 2005	157,927		various
Pat Terrell(j)	Indemnity fees	Open obligation	—		(i)10,000
William C. McCormick	Note payable	July 2005	250,000		interest only
Mark Walter	Bond guarantee fees	Open obligation	—		(b)900
Destination Microfield, LLC(d)	Vehicle lease	August 2006	—		(e)29,000
John B. Conroy	Note receivable	September 2005	66,250		—

(a)	Robert J. Jesenik, a director and significant shareholder of the Company, also owns a significant interest in these entities.

(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.

(c)	This payment amount is for principal only. An additional amount is due monthly which includes interest at prime plus 10%.

(d)	William C. McCormick, Chairman of the Company’s board of directors, holds a minority ownership interest in this entity.

(e)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on October 1, 2005.

(f)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.

(g)	William C. McCormick holds a beneficial minority ownership interest in this company.

(h)	This debt was paid in full in October 2005 in connection with a private placement.

(i)	This monthly payment amount is after a $30,000 up front payment on the total $150,000 obligation.

(j)	Pat Terrell holds a beneficial minority ownership interest in JMW Group, LLC.
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

		Warrants to be
Date	Loan Balance	Issued
August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000
February 1, 2005	$1,200,000	150,000
March 1, 2005	$1,200,000	150,000

		Warrants to be
Date	Loan Balance	Issued
April 1, 2005	$1,200,000	150,000
May 1, 2005	$1,200,000	150,000
June 1, 2005	$1,200,000	150,000
July 1, 2005	$1,158,334	144,792

Total warrants to be issued as of October 1, 2005		1,626,042

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
On August 1, 2005 the note owed to Destination Capital was replaced by three notes, which were assigned to two related parties, Christenson Leasing Company LLC (CLC) and JMW Group, LLC (JMW). The three notes contain the following terms: $516,667 note payable to JMW with monthly payments of $41,667 plus interest at prime plus 10% beginning August 24, 2005 through August 24, 2006; $180,000 note payable to JMW with monthly payments of $5,000 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008; $420,000 note payable to CLC with monthly payments of $11,667 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008. In October 2005, the note to CLC and the smaller of the two notes to JMW were paid in full by CVI. Also, as a result of the renegotiation of these notes, the warrant obligation, contained in the business loan agreement was eliminated.
Bond Guarantee Fees
Christenson Velagio
A certain number of CVI construction projects require the Company to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. The Company has an agreement with Mark Walter, the Company’s president under which at quarter end the Company pays Walter between $600 and $1,200 per month for his personal guarantee of this bond liability. The guarantee fee is computed as 15% of the open liability under bonds issued for CVI.
Christenson Electric
Certain construction projects within CEI required a standby letters of credit. The Company’s chairman of the board of directors has provided two letters of credit in the amounts of $100,000 and $193,000, for which he is paid indemnity fees. Under the $100,000 letter of credit agreement, Mr. McCormick is paid a fee of 15% of the letter of credit amount. Under the $193,000 letter of credit, Mr. McCormick is paid a fee of 15% per annum of the open liability of the issuer of the letter of credit, plus 1% of the gross profit of the job requiring the letter of credit. The open liability fee is calculated and paid monthly.
The Company also had a related party guarantee a $1 million standby letter of credit issued as security for a large construction job. The related party is paid a fee of 15% of the letter of credit amount for providing this security. This agreement also requires a secondary indemnity, should funds be drawn against this letter of credit, the substantial majority of which has been provided by Aequitas, a related party, for an additional fee of 15% of the letter of credit amount. Aequitas is also indemnified by CEI should it have to indemnify the primary guarantor.

Tenant improvement lease
On December 30, 2002, CEI entered into a non-cancelable operating lease agreement with Christenson Leasing, LLC (CLC) covering $300,000 of leasehold improvements in the Company’s facility. The terms of the lease call for monthly payments of $7,500 including interest at 17.3% through December 2007. CEI was in default under the lease terms, which default was cured in March 2005, with the resumption of payments due under the lease under a modified payment plan arrangement.
On July 1, 2005, CEI entered into a promissory note with Aequitas Capital Management (ACM), a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. No payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to ACM, which the Company consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. The payment of $50,000 was not made on October 1, 2005.
Equipment Lease Agreement
On December 31, 2002, CEI entered into a sale and leaseback agreement with CLC, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, CVI’s predecessor, CTS entered into a sublease agreement with CEI for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease CVI paid CEI $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, the Company modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was be paid to the lessor in an equivalent amount of the Company’s Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.
In July 2005, the lease agreement between CEI and CLC was renegotiated, with a portion of the remaining operating lease obligation converted to a $500,000 note payable. In accordance with that agreement, the $100,000 monthly lease payment owed by CEI under the lease was reduced to $60,000 per month starting with the payment due on November 1, 2005. The $500,000 note was paid in full by CEI in October 2005.
Master Vehicle Lease Agreements
Christenson Velagio
The Company entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick. In accordance with the terms of the agreement, the Company will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease.
Christenson Electric
The Company, through its subsidiary CEI is party to an agreement with CLC under which CEI leases its vans and trucks. In accordance with the terms of the agreement, the Company pays to CLC a varying amount each month representing the lease and maintenance costs of those vehicles. The lease is a month to month agreement that is modified with each addition or removal or vehicles.

Real Property Sub Leases
On September 1, 2003, CVI entered into seven real property subleases with CEI for use of buildings, offices and storage yards to house the operations and property of CVI. CEI, as the sublessor, is party to a master property lease with an unrelated party. CVI has operating activities in Portland and Eugene, Oregon. The monthly sublease payments totaled $58,625 through November 30, 2004. On November 30, 2004, the Company terminated its lease with CEI for space in the Thurman Building and entered into a lease directly with the building owner for a smaller space in the building. As of January 1, 2005 the Company’s total real property lease payments totaled $48,842, of which $675 was on a month-to-month basis. The remaining $48,167 is due on leases with maturity dates between September 2005 and October 2008. The rent per month on the Thurman Building is $31,025.
Administrative Services Agreement
On September 15, 2003, CTS entered into an administrative services agreement with CEI for the extension of certain administrative and related services by the Company to CEI. Robert J. Jesenik, a Director and Significant shareholder, owns a substantial ownership interest in CEI. Under the terms of the agreement, certain employees provided administrative and related services to CEI upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by CEI. During the first quarter of 2005, the payment by CEI for these services was renegotiated to approximately $12,500 per month as the cost of services to CEI has been reduced. With the acquisition of CEI by Microfield on July 20, 2005, the monthly charges by CVI were discontinued.
Note receivable
In 1998, John B. Conroy, then the Company’s Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of the Company’s common stock at $1.75 per share. Mr. Conroy issued a promissory note to the Company for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by the Company to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At October 1, 2005, accrued interest receivable under this note totaled $27,932. The Company has accounted for the $78,750 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, the Company accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.
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
On May 11, 2005 the Company and Mr. Underwood entered into a Settlement Agreement under which both parties agreed to drop their respective lawsuits. The Settlement Agreement provides that the Company and certain defendants will jointly and severally purchase Mr. Underwood’s Microfield Stock for the aggregate purchase price of $362,500. The purchase price will be allocated as follows: $50,000 to the purchase of Mr. Underwood’s 119,050 Series 2 preferred shares and the balance to the purchase of Mr. Underwood’s 3,404,958 common shares. Additionally, the Settlement Agreement terminates Mr. Underwood’s Microfield Warrant. Payment under the Settlement Agreement occurred as scheduled on August 1, 2005. Microfield assigned its right to purchase these shares to Energy Fund II.
7. Subsequent Events
On October 5, 2005, the Company completed a private placement in the amount of $3,434,000 in exchange for 4,905,717 shares of the Company’s common stock. The Company also issued an additional 327,886 common shares in payment of a $229,520 fee charged by an investment advisor in the transaction. As a part of the private placement, the Company was required to pay $1.1 million to JMW Group, LLC and Christenson Leasing, LLC, both related parties, to reduce debt within the Company’s subsidiaries.
On October 13, 2005, the Company entered into an agreement to purchase all the outstanding shares of EnergyConnect, Inc. (ECI) in exchange for 27,365,305 shares of the Company’s common stock at $2.34 per common share, issuance of 19,492,386 warrants to purchase the Company’s common shares at $2.58 per share, and issuance of 3,260,940 options to purchase the company’s common stock at $0.32 per share. The transaction was valued at approximately $107 million. ECI provides energy consumption curtailment services through implementation of proprietary software with participants’ building energy management systems. As a result of the transaction, ECI is a wholly-owned subsidiary of Microfield Group, Inc.

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
Overview
Microfield Group, Inc. (the “Company”) specializes in the installation and implementation of energy related and electrical products and services. The Company’s objective is to leverage its assets and value to successfully build a profitable, energy, electrical and technology infrastructure business.
In the prior 2 years, the Company acquired privately held Velagio, Inc. (Velagio) and Christenson Technology Services, Inc. (CTS), and Christenson Electric, Inc (CEI). In December 2003 after the acquisition of Velagio and CTS in September 2003, these two companies were consolidated into one subsidiary under the name Christenson Velagio, Inc. (CVI). After the acquisition of CEI in July 2005, the Company’s two wholly-owned subsidiaries conduct business in the energy, electrical services and technology infrastructure sectors. The Company has the ability to deliver the following products and services:
•	Computer Telephony Integration

•	Digital Video CCTV Systems and Infrastructure

•	Telecommunications Systems and Infrastructure

•	Enterprise Security Systems

•	Wireless Networking Solutions

•	Life Safety Systems Design and Installation

•	Information Technology Network Design & Engineering

•	Voice/Data Systems and Infrastructure

•	Electrical Design & Engineering

•	Electrical Construction Services

•	Substation Design, Wiring and Installation Services

•	Wind Farm and Solar Collection Wiring

•	Utility Energy Distribution Support Services

•	Lighting Services

•	Electrical System Audits
These services and capabilities are expected to provide the substantial majority of the Company’s sales through the end of 2005. The Company’s results will therefore depend on continued market acceptance of these products and the Company’s ability to install and service them to meet the needs of its customers. Any reduction in demand for, or increase in competition with respect to these products could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s current acquisition strategy is to evaluate potential merger opportunities as they develop.
Management’s Focus in Evaluating Financial Condition and Operating Performance
Management meets regularly to review the two main functional organizations within the business. These organizations include Operations, which consists of customer solicitation and project work performance, and Finance and Administration, which consists of the administration and support of the Company. Based on the kinds of information reviewed, meetings are held daily, weekly and monthly. Following is a list of the most critical information which management examines when evaluating the performance and condition of the Company.
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
          Expense Control. The Company has various controls in place to monitor spending. These range from authorization and approvals by the President and CFO as well as review of the periodic check runs by the CFO and reviews of labor efficiency and utilization by the President and his project managers. An organizational team, which is comprised of the President, CFO, several department heads and key employees, meets bi-weekly to review reports that monitor expenses and cost efficiency, among other factors. Additionally, the executive team, comprised of the Company’s President, CFO and Controller, meets weekly to review operations, and monthly with the board of directors to review monthly spending patterns and expenses as a part of the review of the prior month’s financial statements.
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
          Cash. The Company generates cash mainly through operations. Cash is borrowed daily from an asset based lender under revolving credit facilities in each of the company’s subsidiaries. These borrowings are repaid through collections from customers’ accounts. Each subsidiary submits to its lender, daily summaries of customer billings, cash collections, ineligible accounts and the amount of the borrowings requested. The lender approves the submissions and deposits funds directly into each subsidiary’s bank account.
The Company has also generated cash through debt issuances and private placements of common and preferred stock. The board of directors reviews both short and long range business plans and projections, and implements funding strategies based on the cash needs produced in the projections.
          Opportunities and Risks. Some of the significant business risks the Company faces, among others, include interruption in the flow of materials and supplies, interruption of its work force through disagreements with its union, business contraction and expansion caused by the economy, seasonality factors and its general lack of liquidity.
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
Business Goal Attainment.
When entering into acquisitions, the Company’s goal was to realize certain synergies within the resulting organization, save costs from eliminating duplicate processes, and come out of the combination as a breakeven or slightly profitable company. The Company achieved operating profitability in both the first and second quarters of 2005, produced net income in the third quarter of 2005, and is profitable year-to-date through October 1, 2005. These results mark a turnaround from the unprofitable operations the Company sustained in the business during 2004 and 2003. Quarterly losses from operations during those periods averaged over $1.2 million per quarter, compared to an average operating profit of just under $455,000 per quarter in 2005.
The Company’s goals for the fourth quarter of 2005 include maintaining pre tax net profitability, further reducing its negative cash flow, and increasing top line revenue and margins. It’s anticipated that this will be done through a combination of financings, process efficiencies, lease restructurings and general expense cutbacks. The Company anticipates that this combination of improvements, if accomplished to its targets, is intended to result in net pre-tax income during the full twelve months of 2005.
Trends.
The Company’s business is closely tied to the economy. In a down economy, the Company’s work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries aren’t expanding, the Company’s service projects are more focused toward changes, adds, moves, and fixes within this customer base. The Company continues to see improvement in the economy at the current time. The Company experienced a significant increase in revenues (13.4%) in the third quarter in CVI compared to the same quarter of 2004, and a sequential increase of revenues (19.5%) over the second quarter of the current year. With the acquisition of CEI, the Company will experience more seasonality in its revenue base. The Company is anticipating sequential, consolidated quarterly revenues for the fourth quarter of 2005 will decrease compared to the third quarter 2005, due to this seasonality.
In the last three years the Company has seen a dramatic downturn in spending for technology infrastructure. This affected the technology side of CVI’s business prior to its acquisition by the Company. It is anticipated that as the economy continues to improve, CVI will see increasing revenue from the sales of technology products and services. Also, with the passage of the latest energy bill by Congress, CEI should continue to benefit from alternative energy projects.
Results of Operations
The financial information presented for the three and nine months ended October 1, 2005 and October 2, 2004, represents activity in Microfield Group, Inc. and its wholly-owned subsidiary, CVI for the full period, and from its newly acquired, wholly-owned subsidiary CEI for the 10 weeks from July 21, 2005 through October 1, 2005. CEI’s third quarter 2005 revenue and expense comprise approximately 46% and 28% of the consolidated amounts, respectively. CEI’s year to date 2005 revenue and expense comprise approximately 24% and 12% of the consolidated amounts, respectively. Since there is neither revenue nor expense from CEI included in the totals for the three and nine months ended October 2, 2004, comparisons between the current quarter and year to date totals, and those from the same periods in 2004, are not meaningful.
Sales. Consolidated revenue for the three months ended October 1, 2005 was $20,074,000 compared to $9,493,000 for the three months ended October 2, 2004, and $9,007,000 for the three months ended July 2, 2005. Revenues in CVI and CEI for the quarter totaled $10,766,000 and $9,307,000, respectively. The increase in revenue within CVI between the third quarters of 2005 and 2004 (13.4%) is primarily due to the Company’s focused efforts to increase revenues and margins. The increase in revenue between the second and third quarters of 2005 (122%), is due to increased sales efforts, a continued improvement in the construction industry, and from seasonal work .
There were sales to one customer that exceeded 10% of total consolidated revenue in the three months ended October 1, 2005. There were no sales to customers that comprised over 10% of the Company’s total consolidated revenue for the three months ended October 2, 2004.
Revenue for the nine months ended October 1, 2005 was $37,991,000 compared to $28,329,000 for the nine months ended October 2, 2004. This increase between periods included sales within CEI of $9,307,000. Sales within CVI for the nine months ended October 1, 2005 were $28,684,000. This is a 1.3% increase over sales in the same period of 2004. Sales within CVI for the first six months of 2005 were lower than sales for the first six months of 2004 by $935,000. The significant increase in third quarter revenue within CVI, helped reverse the negative revenue comparison between 2005 and 2004. The Company has been more selective in bidding for and accepting new work in the current year in an effort to increase margins. There were no sales to any customers that exceeded 10% of total revenue in the nine months ended October 1, 2005 and October 2, 2004.
Cost of Sales. Cost of sales totaled $16,941,000 (or 84.4% of sales) for the fiscal quarter ended October 1, 2005, compared to $7,804,000 (82.2%) for the same period in 2004. Cost of sales within CVI for the quarter was $8,580,000 (79.7% of total CVI sales) compared to $7,804,000 (82.2%) within CVI in the same quarter in 2004, and also compared to $7,093,000 (78.8%) within CVI in the second quarter of 2005.
Cost of sales for the nine months ended October 1, 2005 was $31,039,000 (81.7%) compared to $23,234,000 (82.0%) for the nine months ended October 2, 2004. Cost of sales within CVI for the nine months ended October 1, 2005 was $22,678,000 (79.1%) compared to $23,234,000 (82.0%) within CVI over the same period in 2004. Cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services.

Gross Profit. Gross profit for the three months ended October 1, 2005 was $3,133,000 (or 15.6%) compared to $1,689,000 (or 17.8%) for the same period in 2004. This decrease in gross margin is due to lower margins produced on the revenue from CEI. Gross profit within CVI was $2,186,000 (20.3%) compared to gross profit of $1,689,000 (17.8%) within CVI in the same period in 2004. This improvement is a direct result of the Company’s efforts to reach profitability, in part by being more selective of projects on which they bid, or work they accept.
Gross profit for the nine months ended October 1, 2005 was $6,953,000 (18.3%) compared to $5,095,000 (or 18.0%) for the nine months ended October 2, 2004. Gross profit within CVI for the nine months ended October 1, 2005 was $6,006,000 (or 20.1%) compared to $5,095,000 (or 18.0%) for the same period in 2004. This improvement in margin is a direct result of the Company’s efforts to reach profitability, in part by being more selective of projects on which they bid, or work they accept.
Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs. It is the Company’s goal to sustain higher levels of gross margins through continuing cost reduction efforts and an emphasis on obtaining higher gross margin work projects.
Sales, General and Administrative Expenses(S, G & A). S, G & A expenses were $2,217,000 (or 11.0% of sales) for the three months ended October 1, 2005, compared to $2,424,000 (25.5%) for the three months ended October 2, 2004, a reduction of $110,000. The quarterly amount for 2005 includes $682,000 of expense within CEI. S, G, & A expense within CVI and Microfield totaled $1,777,000 (16.5% of CVI sales) compared to $2,424,000 (or 25.5% of CVI sales) for the three months ended October 2, 2004. This reduction of $647,000 is primarily due to a decrease in legal expenses and investor relations expense in 2005 compared to the same period in 2004. Sequential quarterly S G & A expenses within CVI and Microfield decreased significantly from the fourth quarter 2004 expenses of $2,007,000 and were with a slight increase over the first and second quarter 2005 expenses of $1,594,000, and $1,632,000, respectively. S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation.
S, G & A expenses were $5,467,000 (or 14.4%) for the nine months ended October 1, 2005, compared to $7,648,000 (or 27.0%) for the nine months ended October 2, 2004. Excluding S, G & A expense of $681,000 incurred within CEI during the three months ended October 1, 2005, S, G & A expense was $4,786,000 within CVI and Microfield. The reduction in expense within CVI and Microfield of approximately $2.9 million between the first nine month periods of 2005 and 2004 was due primarily to reductions in payroll and payroll related costs of approximately $500,000, lower insurance and bonding costs of approximately $423,000, lower professional fees of approximately $729,000, and lower investor relations cost of approximately $512,000. Included in the reduction of professional fees was the accrual of $395,000 in the nine months ended October 2, 2004 for legal defense costs, the reversal of $120,000 of that accrual in the nine months ended October 1, 2005, and approximately $122,000 lower consulting expense. Investor relations costs in the nine months ended October 2, 2004 included $512,000 of expense from to the value of common stock issued to the company’s investor relations firm.
The level of S, G & A expense for the remainder of 2005 is anticipated to continue to be significantly lower compared to the level incurred in the 2004 due to lower payroll costs, professional fees, and investor relations costs and the Company’s continued diligence in keeping costs at reduced levels. The Company anticipates these expenses will approximate between 15% and 20% of sales for 2005.
Interest Expense. Interest expense was $354,000 for the three months ended October 1, 2005, compared to $464,000 for the three months ended October 2, 2004. Included in interest for the three months ended October 1, 2005 is $121,000 of interest recorded within CEI under a line of credit established with an asset based lender. The interest expense for the three months ended October 2, 2004 includes $115,000 of interest recorded as a result of the accounting treatment of the issuance of warrants associated with the debt owed to Destination Capital LLC. This expense is a non-cash expense amount. There was no interest charged in the third quarter 2005 from warrant obligations. The feature requiring issuance of warrants from the Destination Capital debt was eliminated with the renegotiation of that obligation on August 1, 2005.

Interest expense within CVI and Microfield for the three months ended was $259,000 compared to $349,000 in interest expense within CVI and Microfield (excluding warrant interest expense) in the three months ended October 2, 2004.
Interest expense was $1,129,000 for the nine months ended October 1, 2005 compared to $1,887,000 for the nine months ended October 2, 2004. This decrease is due in part to the lower costs for the issuance of warrants in connection with the Destination Capital note. The Company recorded $321,000 and $791,000 in non-cash interest expense under the terms of the note in the nine months ended October 1, 2005 and October 2, 2004, respectively. Excluding the effect of these non-cash interest charges, interest expense was $808,000 and $1,096,000 for the nine months ended October 1, 2005 and October 2, 2004, respectively. Interest expense is also lower due to the fact that the Company’s overall interest bearing debt totals were lower in 2005 than they were in 2004, over the same nine month periods.
Derivative income/expense. The Company incurred $76,000 in derivative expense for the nine months ended October 1, 2005 compared with $161,000 in derivative income for the nine months ended October 2, 2004. This income or expense amount is recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the Company’s consolidated balance sheet. The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce derivative expense or derivative income as the Company’s stock price increases or decreases, respectively.
Gain / Loss From Discontinued Operations. After the acquisitions of Velagio and CTS, management discontinued the operations of both Velagio and IST due to a decline in sales and a decision to focus on the CTS business. Accordingly, the revenue, expenses and other income or losses for IST are condensed and reported as discontinued operations in the consolidated statement of operations. Certain information from those businesses is reported below.
Discontinued operations are comprised of a royalty from the sale of the SoftBoard business, and the reduction in costs of previously discontinued businesses written off subsequent to the discontinuation of those businesses. The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.”
The Company recorded $149,000 in the three and nine months ended October 2, 2004 in connection with a $116,000 reduction of previously reserved bad debts, and a $33,000 reduction of previously reserved facility rent costs.
Income Taxes. The Company recorded a provision for income taxes for the three and nine months ended October 1, 2005 which was offset with a tax benefit from loss carryback. No provision for income taxes was recorded in either the three or nine months ended October 2, 2004 due to losses incurred by the Company in those periods. The Company has provided a full valuation allowance on its net deferred tax asset.
Liquidity and Capital Resources
Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, borrowings under bank lines of credit and other debt sources. At October 1, 2005, the Company had negative working capital of approximately $8,035,000 and its primary source of liquidity consisted of cash and operating lines of credit within its subsidiaries.
Accounts receivable increased to $9,837,000 at October 1, 2005 from $6,241,000 at January 1, 2005. The increase is due to the addition of $3,145,000 of receivables within CEI, and from increased sales levels within CVI during the third quarter. Receivables are net of an allowance for doubtful accounts of $195,000 and $104,000 at October 1, 2005 and January 1, 2005, respectively. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved. At October 1, 2005, one customer had an account balance that was 17% of total outstanding accounts receivable. No other customers had account balances exceeding 10% of total accounts receivable.
Inventory increased to $244,000 at October 1, 2005 from $239,000 at January 1, 2005. The increase is due to normal fluctuations in inventory based on sales levels at any point in time. This balance mainly includes inventory used in the electrical services business. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases. These balances are a significant reduction from inventory balances at October 2, 2004 of $420,000 due to write-offs of obsolete inventory and to more closely managed inventory levels.
Property and equipment, net of depreciation, increased to $459,000 at October 1, 2005 compared to $126,000 at January 1, 2005. This increase was due to the net property and equipment of $289,000 purchased in the acquisition of CEI, plus equipment purchases within CVI. The Company is party to an equipment lease agreement with a related party, under which it leases furniture and fixtures, equipment, computer equipment, and job site tools and equipment (See Related Party Transactions). This lease is classified as an operating lease with a monthly payment due of $100,000 ($60,000 starting November 2005). The Company anticipates spending nominal amounts to acquire fixed assets in the foreseeable future.
Accounts payable increased to $8,323,000 at October 1, 2005 from $3,452,000 at January 1, 2005. This change is due to $4,606,000 of additional payables as a result of the acquisition of CEI. Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company.
Accrued payroll, payroll taxes and benefits were $2,657,000 at October 1, 2005 compared to $1,297,000 at January 1, 2005. This increase is due to a higher accrued payroll from an increased number of hours worked at the end of the third quarter compared to the end of the year 2004, and to amounts owed for payroll and taxes within the newly acquired CEI. This liability consists primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well. These liabilities are normally short-term in nature with most of them being paid within one to six weeks of the expense being incurred.
The Company has two borrowing facilities with a lender. These bank lines of credit totaled approximately $4,569,000 at October 1, 2005. This is an increase of $176,000 from $4,393,000 outstanding at January 1, 2005, and is due primarily to $99,000 outstanding under the acquired operating line of credit within CEI. The amount due under the operating line of credit within CVI increased to $4,470,000 at October 1, 2005 from $4,393,000 at January 1, 2005. These lending facilities are a primary source of funds for the Company. Amounts are drawn against them each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facilities. The facilities in CVI and CEI have limits of $5,000,000 and $2,000,000, respectively, and borrowings are based on 85% of eligible accounts receivable, and 50% of eligible inventory. As of October 1, 2005, based on eligible receivables, the Company had approximately $1,072,000 of borrowing capacity.
On January 22, 2004, the Company entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which the Company agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. The Company borrowed $600,000 under this facility. In April 2004, the Company raised an additional $1,750,000 through the issuance of Series 4 preferred shares, a portion of which was used to pay off the $600,000 borrowed in January 2004, with the remainder to be used for operating capital by the Company. In August 2004, the Company entered into a second borrowing agreement with Destination Capital, LLC. Under this loan agreement, the Company borrowed $1,200,000 to be used for operating capital. On August 1, 2005, the Company entered into an agreement to split this debt into three separate promissory notes in the amounts of $516,667, $420,000 and $180,000. These notes were then assigned to two related parties, JMW Group and CLC. As of October 1, 2005, due to required monthly payments, there was $1,033,000 outstanding under these loans.
The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2005 and 2004. As of October 1, 2005 the Company had negative working capital of $8,035,000, total liabilities of $26,212,000 and an accumulated deficit of $29,207,000. The Company has achieved profitability from continuing operations for both the three and nine months ended October 1, 2005. In spite of this accomplishment, the history of losses, the significant level of debt assumed as a result of the acquisition of CEI, and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While, the Company may not have sufficient resources to satisfy cash requirements for the next twelve months, by adjusting its operations to the level of capitalization and completing a private placement in process at October 1, 2005, the Company believes it will have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.
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
The Company had no commitments for capital expenditures in material amounts at October 1, 2005.
The independent auditor’s report on the Company’s January 1, 2005 financial statements included in that Annual Report states that the Company’s recurring losses raise substantial doubts about the Company’s ability to continue as a going concern.
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
Dependence Upon Management
Future performance and success is dependant upon the efforts and abilities of the Company’s management. To a very significant degree, the Company is dependent upon the continued services of A. Mark Walter, the President and member of the Board of Directors. If the services of either Mr. Walter, or other key employees were lost before the Company could get qualified replacements, the loss could materially adversely affect the Company’s business. The Company does not maintain key man life insurance on any of its management.
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
Continued Control of Current Officers and Directors
The officers and directors in place at October 1, 2005 own or control over 51% of the Company’s outstanding voting shares of Common Stock and common stock equivalents, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of Microfield, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management in the Company’s Annual report on Form 10-KSB)
Management of Growth

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company conducted an evaluation, under the supervision and with the participation of its President and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange). Based on his evaluation, the President concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of October 1, 2005 to ensure timely reporting with the Securities and Exchange Commission. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), Microfield management, including the President, also conducted an evaluation of Microfield’s internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Microfield’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the quarter ended October 1, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
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
In addition to the above, the Company made the following changes during the fiscal quarter ended October 1, 2005 in our internal control over financing reporting:
Lack of Adequate Accounting Staff
          The Company was aware of its staffing needs and took steps to address its understaffed Finance and Accounting team to correct this material weakness. During the quarter ended October 1, 2005, the Company hired a Chief Financial Officer with extensive management and SEC reporting experience in public companies. The Company feels this addition to the Finance and Accounting team will improve the quality of future period financial reporting.
Timely Closing of the Books
          Management identified a material weakness based on the Company’s delay in closing its books. To correct this material weakness, checklists have been developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and reviewed. In the future, specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists have been developed and were implemented in the 3rd quarter 2005 close process and utilized in the preparation of the 3rd quarter 2005 Form 10-QSB and subsequent period ends.
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
On May 11, 2005 the Company and Mr. Underwood entered into a Settlement Agreement under which both parties agreed to drop their respective lawsuits. The Settlement Agreement provides that the Company and certain defendants will jointly and severally purchase Mr. Underwood’s Microfield Stock for the aggregate purchase price of $362,500. The purchase price will be allocated as follows: $50,000 to the purchase of Mr. Underwood’s 119,050 Series 2 preferred shares and the balance to the purchase of Mr. Underwood’s 3,404,958 common shares. Additionally, the Settlement Agreement terminates Mr. Underwood’s Microfield Warrant. Payment under the Settlement Agreement occurred as scheduled on August 1, 2005. Microfield assigned its right to purchase these shares to Energy Fund II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	None

(c)	There were no purchases of common stock by the Company or its affiliates during the quarter ended October 1, 2005
Item 3. Defaults Upon Senior Securities
At the date of this report, the Company was in arrearage on the payment of dividends on Series 2 preferred stock, Series 3 preferred stock and Series 4 preferred stock in the amount of $681,416. Under the terms of the issuances of these series of preferred stock, dividends are declared at the discretion of the Company’s board of directors, and will be paid when funds for payment are legally available.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended October 1, 2005.
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
Dated: November 15, 2005

MICROFIELD GROUP, INC.
By:	/s/ A. Mark Walter
A. Mark Walter
President (Principal Executive Officer)