Form 10KSB
period 2005-12-31
MICROFIELD GROUP INC
filed 2006-04-06
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☑
Issuer’s revenues for its most recent fiscal year were $57,935,000.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)__________
Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The aggregate market value of voting stock held by non-affiliates of the registrant at March 1, 2005 was $161,282,000 computed by reference to the average bid and asked prices as reported on the Nasdaq Bulletin Board Market.
The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2006 was 55,557,870 shares.
The index to exhibits appears on page 88 of this document.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MICROFIELD GROUP, INC.
FORM 10-KSB INDEX

Page
PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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
PART I
Item 1. Description of Business
General
We specialize in the installation of electrical, control, and telecomunications products and services, and in transactions involving integration of consumers of electricity into the wholesale electricity markets. The Company expanded through acquisitions in 2005 from an energy and related technologies and services business to a business that also provides energy consumers a new source of energy revenues and savings and the means to achieve such benefits. Included in these acquisitions are the capabilities to service high voltage facilities including wind farms and solar energy collection facilities. Two new subsidiaries have been integrated with the Christenson Velagio, Inc. (“CVI”) subsidiary this year. These subsidiaries are Christenson Electric, Inc. (“CEI”), acquired in July and EnergyConnect, Inc. (ECI”), acquired in October. Our objective is to leverage our assets and resources and build a viable, profitable, wholesale power transaction, electrical services, and technology infrastructure business.
     We have the ability to deliver the following products and services:
•	Electrical and systems engineering and design
°	Controls, lighting, and cabling

°	Building electric service

°	Solar, wind, distributed generation, and substations

°	Information technology networks

°	Telecommunications, computer telephony, and integrated systems

°	Life safety and security systems

°	Redistribution in malls and shopping centers
•	Construction, maintenance, inspection, and upgrades
°	Integrated building controls, wiring, and cabling
▪	HVAC,

▪	Lighting

▪	Life safety systems
°	Telecommunications systems integration and infrastructure
▪	Computer telephony integration

▪	Digital Video CCTV systems

▪	Enterprise security systems

▪	Wireless networking solutions

▪	Information technology networks

▪	Voice / data systems
°	Electrical construction service
▪	Buildings and industrial systems

▪	Substations

▪	Wind farms, solar collectors, and distributed generation

▪	Redistribution in malls and shopping centers
•	Software development
°	Commercial building energy data management, data acquisition, and modeling

°	Regional grid data monitoring, data management, and price forecasting

°	Electric consumer transactional interface, wholesale products, and transaction management

°	Settlement systems and related protocols
•	Electric Power Transactions

°	Service electric energy, capacity, and reserve needs of regional electric grids

°	Service wholesale electric markets to improve electric supply and delivery efficiencies

°	Enable buildings and industrial consumers to contribute to these services
CVI has been focused on electrical and technology products and services to customers in the Portland and Eugene, Oregon markets and the southwest Washington State markets. With the recent acquisitions the Company’s footprint for coordinating, managing, directing, and/or supervising services to energy consumers is being expanded to include additional regions in the US. CEI provides electrical design and construction services to utilities, grid operators and electric power generation companies nationally. ECI enables buildings and industrial electric consumers to contribute to the wholesale electric market, provides the transaction technologies and processes to integrate consumers into the wholesale electric market, and uses these capabilities to service regional electric grid operators with energy, capacity, reserves, and related needs. Integrating CVI, CEI and ECI combines the breadth of services needed to deliver full service solutions to our customers.
CVI has continuously provided electrical design, engineering, and construction services for more that 50 years. It now services all of the electrical, control, lighting, safety, security, and related systems needed for economic and secure operations of buildings and industrial sites. A substantial portion of CVI business is repeat business under long-standing relationships with it customers. CVI operates a fleet of service trucks that supply the electric related needs of hundreds of customers.
Through its work on alternative energy projects such as wind farms and solar farms, CEI has been at the forefront of the current boom in building the alternative energy distribution infrastructure. CEI will continue its historic businesses including wind farm electrical construction, maintenance and construction of substations, and maintenance and construction of distribution and transmission facilities. Christenson Electric also continues to provide services to Bonneville Power Administration and other major utilities under long-standing contractual relationships.
ECI provides wholesale electric market transaction services to regional electric grids. Selected needs of electric grid operators, including energy, capacity, and reserves have been formed into products that can be delivered through ECI systems to the grid. ECI technologies, processes, and services enable buildings and electric consumers to contribute to such wholesale services at levels and with complexities of service never before achieved. It is anticipated ECI transaction services will increase the need for many of the services supplied by CVI before the acquisition.
For the fiscal year ended December 31, 2005, we generated $57,935,000 in revenues and had a net loss of $77,953,000. This loss included charges of $77,419,759 due to impairment of the Company’s goodwill and intangibles, and $503,543 for the revaluation of a warrant liability at December 31, 2005. For the year ended January 1, 2005, we generated $36,466,618 in revenues and had a net loss of $6,181,683. As a result of our history of losses and our experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, our auditors, in their report dated February 24, 2006, have expressed substantial doubt about our ability to continue as going concern. Christenson Electric was acquired on July 20, 2005. Therefore the revenue and net loss numbers above only include revenue and expenses from that entity from July 20, 2005 through December 31, 2005. EnergyConnect was acquired on October 13, 2005, therefore the revenue and net income amounts mentioned above only include revenue and expenses of EnergyConnect from October 14, 2005 through December 31, 2005.
Recent Acquisitions
On October 13, 2005, we acquired, via merger, substantially all of the assets of EnergyConnect, Inc., a Nevada corporation. EnergyConnect merged with and into our wholly owned subsidiary, ECI Acquisition Co., an Oregon corporation, with ECI Acquisition continuing as the surviving corporation and our wholly owned subsidiary. The name of the surviving entity was changed to EnergyConnect, Inc.
As a result of the merger, we issued 27,365,306 shares of our common stock and 19,695,432 common stock purchase warrants exercisable at $2.58 per share to EnergyConnect shareholders in exchange for all the outstanding shares of EnergyConnect. We also granted options to purchase 3,260,940 shares of our common stock at $0.32 per share to the EnergyConnect option holders in connection with the assumption of the EnergyConnect Employee Stock Option Plan.

Pursuant to an Agreement and Plan of Merger dated July 20, 2005 by and between us, CPS Acquisition Co., Christenson Electric, Inc. and CEAC, Inc., an Oregon corporation and sole shareholder of Christenson Electric, Inc., we acquired, substantially all of the assets, of Christenson Electric. As part of the purchase price of Christenson Electric we assumed debt in the amount of $8,916,000 and issued 2,000,000 shares of our common stock to CEAC. The value of the merger was determined based on a share price of $0.64, which was the average closing price for our common stock over the five days ending July 20, 2005. The acquisition closing date was July 20, 2005.
Our principal offices are located at 1631 NW Thurman St., Suite 200, Portland, Oregon 97209, and our telephone number is (503) 419-3580. We are an Oregon corporation formed in August 1986. We maintain websites at www.microfield.com, www.christenson.com and www.energyconnectinc.com.
Products and Services
We conduct business with the goal of providing organizations with energy, electrical and technology infrastructure products and services. Our main products and services include:
Electrical Design & Construction Services
Since its inception in 1945, the electrical services group that we acquired in September 2003 established its business and the value of its name based on the quality and reliability of their work. Our services include installation of lighting systems, wiring of high-rise buildings, design-build on complex institutional or industrial locations, building control systems and installation of emergency power systems. Our engineers, project managers and field technicians take projects from concept through implementation.
Digital Video CCTV Systems and Infrastructure
Surveillance systems have quickly emerged as a high priority for facilities of all sizes in the private and public sectors due to a number of environmental and social concerns. Christenson Velagio’s knowledge in the design as well as implementation of sophisticated digital systems including cameras, multiplexers, monitoring centers, switching devices and network infrastructure allows us to provide a complete, turnkey source for systems of all sizes and levels of complexity. Christenson Velagio’s engineers and technicians have the capability to design and install state-of-the-art fiber optic networks and switching gear, IP Video Local Area Network (LAN) and Wide Area Network (WAN) architectures, as well as highly sophisticated monitoring stations.
Telecommunications Systems and Infrastructure
Increasing levels of need and flexibility have continued to fuel growth in the area of facilities telephony and IP Telephony systems. Competencies with most major manufacturer’s systems and architectures allows us to provide correct scale and functionality in designs and provide reliability through the installation and maintenance programs.
Enterprise Security and Life Safety Systems
Our extensive knowledge of access control systems, intrusion alarm systems and fire protection systems, allows Christenson Velagio to provide the highest level of protection available for most sizes of enterprises. Providing a safe working environment, protection of company assets including intellectual property, and reducing liability exposure are critical business needs that are met with our systems. Our ability to perform facility audits assists its customers in evaluating site requirements or weaknesses in their existing systems and provides a basis for recommendations. Included in this category of service (beyond physical site security) is our ability to provide IT Network security including firewalls and VPN/Remote access security functions.
Wireless Networking Solutions
Wireless networking solutions is one of the fastest growing segments of communications technology. Our experience with WI-FI Networks, wireless telephony and our capability for on-site assessments enables us to provide complete design and implementation services. The Pacific Northwest has taken a leading position in the implementation of wireless “hot spots” both in the private and public sector. As this high growth area expands, our knowledge and real world experience will assist customers in providing this level of capability to their locations.
Information Technology (IT) Network Design & Engineering

From designing of systems and infrastructure to implementation and maintenance, we have years of field experience in the design and installation of complex IT network configurations. Whether it is in the form of LANS, WANS, or MANS, switching and routing hardware or high speed Internet access, our employees have the knowledge and expertise in-house to handle any requirement. Our technical support staff capability is well established and has an excellent reputation for technical competency during system installation as well as subsequent service and repair.
Power Services
We provide high voltage design, construction, and maintenance services to owners of substations, transmission lines, and distribution lines. We also design and wire wind generation, solar generation, and other distributed generation facilities including the associated collection facilities linking these generators to the electric grid.
Electricity Redistribution Services
Our wholesale transaction services business has produced opportunities for malls, shopping centers, and other commercial buildings to achieve reduced energy costs and simultaneously qualify for participating in wholesale services. Using our capabilities for designing, engineering, and constructing electrical and control facilities combined with our power systems and market capabilities we now offer electric redistribution services. We install new and modified equipment, assist the owner of the facility in becoming a bulk buyer of electricity and distributor to tenants, and assist in the ongoing operation. Once the facility operates as a single unit it may also qualify for participation in our wholesale programs to gain additional benefits.
Wholesale Power Transactions
We provide a number of needed products and services to regional electric power grids and to utilities. The products and services are provided via wholesale electricity markets and include economic energy services, capacity services, and various ancillary services such as synchronized reserves and emergency supply. These products and services are formed by applying our technologies and processes to enable large energy users such as commercial buildings and industrials to contribute components of such products and services which we then assemble and deliver to the grid.
Discontinued Lines
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
Sales and Distribution
Our CVI and CEI subsidiaries generate sales through the relationships they have cultivated and the quality work product they have maintained over the 58 year history of the companies. Prior to our acquisitions of Christenson Technology Services and Christenson Electric, in various forms since inception, they have primarily served the Northwest market since 1945. The “Christenson” name has been a key component in building a well established, loyal customer base. Much of our sales are generated by word of mouth or through repeat customer projects. Growth throughout its existence has been achieved by entering into additional markets within the electrical services industry.
The ECI subsidiary produces revenue through sales to power grid operators. Those sales a facilitated by longstanding relationships between our employees and the grid operators and by full membership in the grid organizations. We help the grid operator develop and establish the capability to receive products and services from our participant base. These currently include a number of risk-managed energy, capacity, and ancillary service products that meet the needs of the grid.

We regularly install products and design product configurations for customer sites based on the products and/or services designed by us, ordered by the customer, or according to plans specified by the customer or general contractor. We may also enlist the assistance of various consultants or subcontractors to provide specific services relative to the contract we have with our customer.
For construction projects, we normally deliver products or have products delivered directly to our customers, and then install those products as a part of the services provided to the customer. We do not currently sell any products through distributors, dealers or other resellers as a part of our business.
Customers
The primary customers for our wholesale power transaction business are regional power grid operators, and to a lesser extent, electric utilities. Our employees have built relationships with these customers through many years of high-level involvement in the energy industry and by rapidly increasing service levels to these customers. There are only a few grid operators, as they control broad regional electric grids some of which cover as many as a dozen states. For example, PJM Interconnection, a regional transmission organization (RTO) and current customer, operates the largest competitive wholesale electricity market in the world. PJM coordinates the movement of electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. As we sign up participating facility owners or management companies in these regional areas, the customer from whom we are paid, remains the same within each such market.
Technology and electric service customers span all major industries, including: government, education, retail, entertainment, finance, health care, manufacturing and transportation. Some of these direct customers include Evergreen School District, Allied Security, Portland Community College, Legacy, Melvin Mark Properties and Boeing. With the acquisition of ECI this year, this customer base has become a vendor base. National companies for which we provide electrical, technology, and other services are natural contributors to the wholesale electric market through ECI. In addition, we have developed and are developing participants who are the owners or operators of high volume energy use facilities. While most of the facilities currently targeted are in the Midwest and East, the owners and operators of these facilities are spread across the country. These include real estate investment trusts (REITS) that own multiple high rise buildings, industrials, and organizations that own multiple buildings such as universities and governments. Some of these participants will, in turn, become customers for our technology, electrical, and other services. High voltage and wind generation customers are nationally recognized companies that are on the forefront of power distribution, transmission, and alternative energy generation.
Approximately half of our current revenue base comes as subcontracting work through general contractors. For the year ended December 31, 2005 one customer accounted for approximately 10% or more of our revenue.
Acquisitions and Investments
Our strategy is one that focuses on the acquisition and deployment of products and services with strong intellectual property asset value and the potential for significant growth. During 2005 we completed the acquisitions of ECI and CEI, which both had significant built-in intangible values which we hope to integrate and develop. Part of ECI’s value is contained in the proprietary software that we will use to manage and control energy consumption patterns in participant properties. We have also acquired a tremendous amount of industry knowledge with the added employee base that will be drawn upon to expand the business. CEI’s value is derived from its long standing history of excellent electrical services provided throughout the United States.
The Company’s current acquisition strategy is to actively review target opportunities for value-added potential and pursue targets that bring significant, related benefits, and are strategic and accretive.
Competition
     We compete in the electrical services, communications, networking, energy management services and wholesale electric power markets. The principal competitive factors in the markets in which we compete include price, service, product technology, product performance, the ability to provide a broad range of products and services, conformance to industry standards, union representation of our workforce, market presence, and the ability to design and implement cost beneficial and technologically advanced customer solutions.

     The electrical services industry is well established, and we compete mainly on the basis of our excellent reputation for providing reliable, timely, cost effective, first class products and services. A portion of this business is done through the bidding process either directly with the customer or in a subcontracting role with a general contractor. Winning projects depends on several factors including size of the jobs, price, customer service and reputation from prior work completed. Our electricians and technicians are members of the local electrical union. Union representation of our workforce is also a factor in whether we are successful in obtaining work in competitive situations.
     In the technology side of the business, the markets in which we compete are constantly changing. While the services provided in bringing new technology to customers remain fairly constant, the technology of the products sold or installed changes continually. This requires that our engineers and technicians remain in touch with new product introductions, and advancing or emerging technologies. Our engineers and technicians are regularly trained regarding safety, new products and technologies, and how to adapt or configure their customers’ applications to take advantage of the new technologies.
     We have opened and expanded a new segment in regional wholesale electric markets. While wholesale markets have existed for many years, virtually all of the transactions have been electric generating companies selling to grid operators that, in turn sell to utilities. In some parts of the U. S. all of these transactions take place within a single vertically integrated utility carrying out each of the functions identified. In most of the US, however, each of the functions is performed by a separate entity. Although provisions have now been made in most grids for consumer participation in wholesale markets servicing grid operators, across the U. S. energy consumer participation in these markets has been diminimus. We have developed the systems and business processes enabling energy consumers to contribute to products serving selected components of the regional wholesale markets on a scale never before realized. Our potential competitors have made no significant progress in developing these capabilities. In each market served by us, there exist small curtailment service providers, utilities, and retail energy suppliers that are and will continue to provide some service. While we expect all of these entities to partner with us in expanding these market segments, some may choose to compete. Some of these entities are very large and may ultimately develop competing systems or seek an acquisition of us or our capabilities. In each market ECI attempts to capture a core market share of satisfied participants and a continuously expanding scope and scale of automated technologies.
     We have dozens of competitors in the electrical services and technology services markets. Some of our major competitors include, Capitol Electric Company, Dynalectric, Electrical Construction Company, Hughes Electrical Contractors, LH Morris, Oregon Electric Group and Tice Electric Company. Some of these companies compete with us across many of our product lines and service offerings in both the electric services and technology services markets.
     We have also established a national market presence in the alternative energy field, against a handful of competitors. These competitors are mainly large national service providers such as Rosendon Electric and Alliant Energy. CEI has several competitors in their high voltage and utility service markets, consisting of several of the companies that compete with CVI across their line of business.
     The barriers to entry in the electrical and technology markets that we currently serve are relatively low and new companies may be created that compete with our companies in various segments of their markets. Several of our competitors may have greater financial, engineering and technical resources, may be able to compete for “non-union only” work, and may be able to provide a broader range of products and services than us. Our success in competing in these markets depends on its ability to provide timely service and creative technology offerings that provide our customers long-term, cost effective solutions to their electrical and technology service requirements. Any inability to effectively control and manage these competitive factors could have a material adverse effect on our business, operating results and our financial condition.
Manufacturing and Supply
     We purchase telecommunication equipment, networking equipment, cabling, wiring and various other equipment and supplies that we use in customer applications, or that we sell and install at customer sites. We rely on various vendors for these products, and do not manufacture any of the products that we sell or install.
     The electrical services industry is a mature industry. As such, there are numerous vendors that supply the products that we use in our markets. We purchase supplies from several of these vendors, and have secondary sources for all products that we buy. Our companies have had negative operating cash flows in our businesses during much of the time since they were acquired by us. This negative cash flow has had a measurable impact on our operations, and there is no assurance that the supply of products and materials will continue to be available if our working capital position further deteriorates.
     Our goal is to keep our inventory of parts and supplies to a minimum. A fleet of vehicles is leased by us for use by technicians and electricians in servicing customers. Each vehicle has a stock of parts and/or tools used by our employees in their work. The inventory on board the vehicles is kept at a fairly constant level, to match the work flow throughout the year. Each technician and electrician has the authority to order and pick up parts as needed to fulfill job requirements in conjunction with our purchase order policy. CVI also maintains a stock of inventory and supplies at its main plant.
     The technology services business is subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new product introductions and enhancements. Our future success in this industry depends on our ability to keep pace with these new developments and requirements, and to provide customer solutions using current technology, on a cost-effective and timely basis. Failure to keep pace with these customer requirements, industry standards and technological developments could have a material adverse effect on our results of operations and financial condition.
     Our principal suppliers of inventory include Graybar Electric Co., Inc., Anixter, Inc., Platt Electric Supply, Inc., Ronco Communications, Inc., Crescent Electric Supply, Inc., and North Coast Electric, Inc. We generally believe we have good relationships with our current principal vendor base.
     We buy products and supplies on both open account and job accounts, up to various limits, specified by each particular vendor. Job accounts can be set up by a vendor for products or supplies used on specific projects. The vendor is protected from our non payment by lien rights. Lien rights give vendors the legal ability to receive payment directly from their creditor’s customer. We do not have a history of having lien rights filed against our jobs. Should our cash situation worsen, vendors could exercise their lien rights against us, which could harm our reputation in the markets where we do business. This could have a material adverse effect on our business, our operating results and financial condition.
     We do not have any long-term contracts for the purchase of products or supplies with any of our material vendors.
     The acquisition of ECI turns our traditional customer base of buildings and industrial sites into vendors that provide modifications to energy use that we use to provide services to regional electric grids. Each of the buildings or industrial sites participating in these services is under contract and receives payment from us for such contributions. The contracts with these participants have varying durations and terms depending on markets, products, and ability to perform. We believe we have excellent relationships with these participants. We expect all of our participants to continue serving us. As contracts expire, these entities are free to stop serving or attempt to develop alternative means to service the wholesale electric market without using our capabilities.
Intellectual Property
     As a part of the purchase of Innovative Safety Technologies in 2002, we own United States Patent No. 5,288,945. This patent covers the No Tug Plug™ and was issued in February 1994. The patent was purchased by Innovative Safety Technologies in July 2002 from the original inventor. Innovative Safety Technologies was granted the Trademark for the mark “No Tug Plug,” in November, 2002. In November 2003, we made the decision to discontinue the operations of Innovative Safety Technologies. We still own the above mentioned patent and trademark.
     Through the September 2003 acquisition of Christenson Technology Services, now known as Christenson Velagio, and through the 2005 acquisition of Christenson Electric we acquired the “Christenson” trade name. The Christenson name employs particular branding and trade dress that makes it highly recognizable. Also in September 2003 through the acquisition of Velagio, we acquired the rights to the Velagio name.
     ECI has filed for patent and copyright protection of its energy automation software. This patent has been filed for but not yet approved. We also purchased a significant amount of intangible assets as a part of the acquisition of ECI. These intangible assets were valued with the assistance if an independent intangible asset valuation firm.
     We protect our intellectual property rights through a combination of patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other measures. We believe, however, that our financial performance will depend more upon the service excellence, technical knowledge and innovative design abilities of our employees, than upon such protection. Notwithstanding the foregoing, we will strongly defend all intellectual property rights from infringement.
Government Approval or Regulations
The Company is subject to certain local government regulations regarding Uniform Commercial Building Codes. Many projects require inspection by local government building code inspectors. We are subject to and comply with federal regulations pertaining to health and safety, employment, privacy, and related regulations pertinent to all public businesses. While we are not directly subject to regulation by the Federal Energy Regulatory Commission (FERC) or state public utility commissions, these commissions have oversight of region grids and electric utilities. The FERC must approve all wholesale products purchased by regional grids, and state commissions may be involved in approval of transactions with electric utilities.
Employees
As of December 31, 2005, the Company employed approximately 336 persons. The Company’s workforce fluctuates based on the project work flow at any specific point in time. Approximately 279 of the Company’s employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.
Item 2. Properties
The Company leased six facilities in Portland and Eugene, Oregon, and one facility in San Jose, California during 2005. These facilities consist of approximately 39,000 square feet of office space, 18,000 square feet of which is being subleased to a third party at December 31, 2005. The remaining facilities are occupied pursuant to both fixed-term, and month-to-month leases. The Company does not own or lease any manufacturing space.
Item 3. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.
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
On May 11, 2005 the Company and Mr. Underwood entered into a Settlement Agreement under which both parties agreed to drop their respective lawsuits. The Settlement Agreement provides that the Company and certain defendants will jointly and severally purchase Mr. Underwood’s Microfield Stock for the aggregate purchase price of $362,500. The purchase price will be allocated as follows: $50,000 to the purchase of Mr. Underwood’s 119,050 Series 2 preferred shares and the balance to the purchase of Mr. Underwood’s 3,404,958 common shares. Additionally, the Settlement Agreement terminates Mr. Underwood’s Microfield Warrant. Payment under the Settlement Agreement occurred as scheduled on August 1, 2005. Microfield assigned its right to purchase these shares to Energy Fund II, LLC, a significant shareholder, which purchased all of Underwood’s shares in the settlement.
Item 4. Submission of Matters of a Vote of Security Holders
No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2005.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
The Company’s common stock is quoted on the Nasdaq Bulletin Board Market under the symbol “MICG.OB.” The following table sets forth the high and low sales prices as reported by the Nasdaq Bulletin Board Market for the periods indicated.

	High	Low
Fiscal 2004
First Quarter	$0.95	$0.35
Second Quarter	0.75	0.30
Third Quarter	0.69	0.31
Fourth Quarter	0.51	0.30

Fiscal 2005
First Quarter	$0.48	$0.24
Second Quarter	0.62	0.25
Third Quarter	2.60	0.50
Fourth Quarter	2.68	1.46
As of January 31, 2006, we had 211 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. There were no cash dividends declared or paid in fiscal years 2005 or 2004.
In October 2005, 5,233,603 shares of common stock were issued in a private placement which totaled $3,434,000. The financing included conversion of $158,000 of debt, and also required the payoff of $1,100,000 of additional debt to a related party. The investors in the private placement also received warrants to purchase another 2,944,693 shares of the Company’s common stock.
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
Under the terms of the private placement agreements and the debt conversion agreements, a 6.5% cumulative dividend based on the value converted and issued, is due to those shareholders of these two series of preferred shares, as well as the Series 2 preferred shares, when declared by the board of directors. Dividends on those preferred shares can only be declared if, in the discretion of the board of directors, the Company is in a cash flow position sufficient to pay a dividend. The Company does not anticipate declaring such dividends on that converted amount before there are legally available funds to pay that dividend. The Company does not anticipate declaring any dividends on common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following equity compensation information, as of December 31, 2005, is presented in compliance with SEC regulation S-B Item 201(d).

Number of
securities
remaining
available for
	Number of		future issuance
	Securities to be		under equity
	issued upon	Weighted average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options and	options and	reflected in
	warrants	warrants	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,717,765	$0.44	3,153,423
Equity compensation plans not approved by security holders	27,364,849	$2.03	-0-
Total	35,082,614	$1.68	3,153,423
The Company has a Stock Incentive Plan. At December 31, 2005, 7,717,765 shares of common stock were reserved for issuance to employees, officers and directors to whom options have been granted. Under the Plan, options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plans. The options become exercisable over periods ranging between zero and four years.
On October 13, 2005, the Company entered into an agreement to purchase all the outstanding shares of EnergyConnect, Inc. (ECI) in exchange for 27,365,305 shares of the Company’s common stock at $2.34 per common share, issuance of 19,695,432 warrants to purchase the Company’s common shares at $2.58 per share, and issuance of 3,260,940 options to purchase the company’s common stock at $0.32 per share. The transaction was valued at approximately $108 million.
On October 5, 2005, the Company completed a private placement in the amount of $3,434,000 in exchange for 4,905,717 shares of the Company’s common stock, and warrants to purchase another 2,944,693 shares of the Company’s common stock at $0.90 per share. The Company also issued an additional 327,886 common shares in payment of a $229,520 fee charged by an investment advisor in the transaction. As a part of the private placement, the Company was required to pay $1.1 million to JMW Group, LLC and Christenson Leasing, LLC (CLLLC), both related parties, to reduce the debt in the Company’s subsidiaries. As a part of the private placement agreement, the warrants were included as a part of the equities for which registration rights were received. According to current accounting pronouncements, the Black-Scholes value of these warrants were recorded as a warrant liability and a reduction of paid in capital at the date of the transaction. The change in the value of these warrants of $503,543 between the issue date and the end of the fiscal year was then recorded as an increase in the warrant liability, with an expense for warrant revaluation recorded as a charge in the consolidated statement of operations.
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
In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Note 18), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to

September 1, 2004, was determined to be $17,513. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. On September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,775. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.
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
In connection with the January 22, 2004 debt issuance (see Note 13), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding. The Company repaid this debt in April 2004, and accordingly issued 1,403,548 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,372. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation
Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:
•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.
We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this Form 10-KSB. See “Risk Factors beginning on page 32.”
Overview
We specialize in the installation of electrical products and services, and in transactions between consumers of electricity and the wholesale market. Our objective is to leverage our assets and value to successfully build a viable, profitable, and sustainable transaction-based electrical services and technology infrastructure business.
On October 13, 2005, we acquired, via merger, substantially all of the assets of EnergyConnect, Inc., a Nevada corporation. EnergyConnect merged with and into our wholly owned subsidiary, ECI Acquisition Co., an Oregon corporation, with ECI Acquisition continuing as the surviving corporation and our wholly owned subsidiary. The name of the surviving entity was changed to EnergyConnect, Inc.
As a result of the merger, we issued 27,365,306 shares of our common stock and 19,695,432 common stock purchase warrants exercisable at $2.58 per share to EnergyConnect shareholders in exchange for all the outstanding shares of EnergyConnect. We also granted options to purchase 3,260,940 shares of our common stock at $0.32 per share to the EnergyConnect option holders in connection with the assumption of the EnergyConnect Employee Stock Option Plan.
Pursuant to an Agreement and Plan of Merger dated July 20, 2005 by and between us, CPS Acquisition Co., Christenson Electric, Inc. and CEAC, Inc., an Oregon corporation and sole shareholder of Christenson Electric, Inc., we acquired, substantially all of the assets, of Christenson Electric. As part of the purchase price of Christenson Electric we assumed debt in the amount of $8,916,000 and issued 2,000,000 shares of our common stock to CEAC. The value of the merger was determined based on a share price of $0.64, which was the average closing price for our common stock over the five days ending July 20, 2005. The acquisition closing date was July 20, 2005.
We specialize in the installation of electrical, control, and telecommunications products and services, and in transactions involving integration of consumers of electricity into the wholesale electricity markets. The Company expanded through acquisitions in 2005 from an energy and related technologies and services business to a business that also provides energy consumers a new source of energy revenues and savings and the means to achieve such benefits. Included in these acquisitions are the capabilities to service high voltage facilities including wind farms and solar energy collection facilities. Two new subsidiaries have been integrated with the Christenson Velagio, Inc. (“CVI”) subsidiary this year. These are Christenson Electric, Inc. (“CEI”) in July and EnergyConnect, Inc. (ECI”) in October. Our objective is to leverage our assets and resources and build a viable, profitable wholesale power transaction electrical services, and technology infrastructure business.
     We have the ability to deliver the following products and services:
•	Electrical and systems engineering and design
o	Controls, lighting, and cabling

o	Building electric service

o	Solar, wind, distributed generation, and substations

o	Information technology networks

o	Telecommunications, computer telephony, and integrated systems

o	Life safety and security systems

o	Redistribution in malls and shopping centers
•	Construction, maintenance, inspection, and upgrades
o	Integrated building controls, wiring, and cabling
▪	HVAC,

▪	Lighting

▪	Life safety systems
o	Telecommunications systems integration and infrastructure
▪	Computer telephony integration

▪	Digital Video CCTV systems

▪	Enterprise security systems

▪	Wireless networking solutions

▪	Information technology networks

▪	Voice / data systems
o	Electrical construction service
▪	Buildings and industrial systems

▪	Substations

▪	Wind farms, solar collectors, and distributed generation

▪	Redistribution in malls and shopping centers
•	Software development
o	Commercial building energy data management, data acquisition, and modeling

o	Regional grid data monitoring, data management, and price forecasting

o	Electric consumer transactional interface, wholesale products, and transaction management

o	Settlement systems and related protocols
•	Electric Power Transactions
o	Service electric energy, capacity, and reserve needs of regional electric grids

o	Service wholesale electric markets to improve electric supply and delivery efficiencies

o	Enable buildings and industrial consumers to contribute to these services
CVI has been focused on electrical and technology products and services to customers in the Portland and Eugene, Oregon markets and the southwest Washington State markets. With the recent acquisitions the Company’s footprint for coordinating, managing, directing, and/or supervising services to energy consumers is being expanded to include additional regions in the US. CEI provides electrical design and construction services to utilities, grid operators and electric power generation companies nationally. ECI enables buildings and industrial electric consumers to contribute to the wholesale electric market, provides the transaction technologies and processes to integrate consumers into the wholesale electric market, and uses these capabilities to service regional electric grid operators with energy, capacity, reserves, and related needs. Integrating CVI, CEI and ECI combines the breadth of services needed to deliver full service solutions to our customers.
CVI has continuously provided electrical design, engineering, and construction services for more that 50 years. It now services all of the electrical, control, lighting, safety, security, and related systems needed for economic and secure operations of buildings and industrial sites. A substantial portion of CVI business is repeat business under long-standing relationships with it customers. CVI operates a fleet of service trucks that supply the electric related needs of hundreds of customers.
Through its work on alternative energy projects such as wind farms and solar farms, CEI has been at the forefront of the current boom in building the alternative energy distribution infrastructure. CEI will continue its historic businesses including wind farm electrical construction, maintenance and construction of substations, and maintenance and construction of distribution and transmission facilities. Christenson Electric also continues to provide services to Bonneville Power Administration and other major utilities under long-standing contractual relationships.
ECI provides wholesale electric market transaction services to regional electric grids. Selected needs of electric grid operators, including energy, capacity, and reserves have been formed into products that can be delivered through ECI systems to the grid. ECI technologies, processes, and services enable buildings and electric consumers to contribute to such wholesale services at levels and with complexities of service never before achieved. It is anticipated ECI transaction services will increase the need for many of the services supplied by CVI before the acquisition.
These services and capabilities are expected to provide the substantial majority of our sales in the foreseeable future. Our results will therefore depend on continued and increased market acceptance of these products and our ability to deliver, install and service them to meet the needs of our customers. Any reduction in demand for, or increase in competition with respect to these products could have a material adverse effect on our financial condition and results of operations.
The Company’s current acquisition strategy is to actively review target opportunities for value-added potential and pursue targets that bring significant benefits, and are strategic and accretive.
Management’s Focus in Evaluating Financial Condition and Operating Performance.
Management meets regularly to review the two main functional organizations within our subsidiaries. These organizations include Operations, which consists of customer solicitation and project work performance, and Finance and Administration, which consists of our administration and support. Based on the kinds of information reviewed, meetings are held daily, weekly and monthly. Following is a list of the most critical information which management examines when evaluating the performance and condition of our company.
Revenue. Sales personnel and project managers are responsible for obtaining work to be performed by us. Revenue is booked daily based on our revenue recognition policy. Where applicable, these bookings are reviewed the following day by our President, the Chief Financial Officer and several of their direct reports. Revenues of EnergyConnect are reviewed by our CEO, EnergyConnect’s President and the EnergyConnect employee in charge of technology. Decisions about various aspects of the business are made, and actions are taken based on the prior day or week’s revenue, and whether or not it met daily and weekly revenue goals and expectations. Monthly customer revenue for all three subsidiaries is also examined, in detail, as a part of a review of our financial statements for the prior month, by our executive team and board of directors.
Expense Control. We have various controls in place to monitor spending. These range from authorization and approvals by the head of each subsidiary and our CFO as well as review of the periodic check runs by the CFO, and reviews of labor efficiency and utilization by the President and our project managers. An organizational team, which is comprised of the President, CFO, several department heads and key employees, meets bi-weekly to review reports that monitor expenses and cost efficiency, among other factors. Additionally, the executive team of Christenson Velagio and Christenson Electric, comprised of our President, CFO and Controller, meets weekly to review those subsidiaries’ operations. All expenses of EnergyConnect are reviewed and approved by the President of EnergyConnect. Each subsidiary’s financial statements are reviewed monthly with the board of directors to oversee monthly spending patterns and expenses as a part of the review of the prior month’s financial statements.
Cash Requirements. We focus on cash daily, through a series of meetings that highlight cash received from borrowings on the prior day’s billings, cash required to fund daily operating needs, cash received from customers and several other factors that impact cash. We review accounts receivable reports, ineligible receivables and accounts payable reports in conjunction with preparing a daily cash flow schedule that projects and tracks all cash sources and uses. Our management and the board of directors use this information in determining cash requirements.
Longer term cash needs are reviewed on a weekly basis by our Chairman, CEO, President, CFO, Controller and the EnergyConnect President. These meetings are used to determine whether we may need to enter into additional financings or debt agreements to satisfy longer term cash requirements.
Research and Development. We will spend a certain amount in the upcoming year for research and development in EnergyConnect related to development of proprietary tools and software used in the
Customer service. We consider our reputation as one of our most valuable assets. Much of the revenue in our Christenson subsidiaries is based either on repeat business or referrals from our loyal customer base. We review service issues and any customer feedback continually to ensure continued customer satisfaction through timely and high quality work. The same attention to customer needs and satisfaction will be integral to EnergyConnect’s business as that business is built.

Safety. Safety is of utmost importance to us and our employees. Our engineers, electricians and technicians are required to undergo regular educational seminars, which include safety training. We have well defined procedures designed to prevent accidents. Management reviews reports on our safety record, and examines the facts and circumstances surrounding specific accidents to ensure that all procedures were followed, or to modify procedures if needed.
Business Characteristics.
Revenue. We generate revenue by performing electrical service work, technology infrastructure design and installation and through transactions between energy users and regional electric grid operators. These projects are obtained by our sales force and project managers. These projects come from direct solicitation of work, the bidding process, referrals, regular maintenance relationships and repeat customer projects. Revenue from transactions are driven primarily by the acquisition of energy consumers to participate in our programs and support delivery of increasing amounts of service to regional grid operators.
Cash. We generate cash mainly through operations. Cash is borrowed daily from an asset based lender under revolving credit facilities in Christenson Velagio and Christenson Electric. These borrowings are repaid through collections from customers’ accounts. Each subsidiary submits to its lender, daily summaries of customer billings, cash collections, ineligible accounts and the amount of the borrowings requested. The lender approves the submissions and deposits funds directly into each subsidiary’s bank account.
EnergyConnect started invoicing for transactions just prior to its acquisition by us. It is anticipated that its main source of cash will be from operations. This cash, combined with debt financing, if available, will be used to supplement cash from operations until EnergyConnect becomes cash positive on an operating basis.
We have also generated cash through debt issuances and private placements of common and preferred stock. The board of directors reviews both short and long range business plans and projections, and implements funding strategies based on the cash needs produced in the projections. These projections are reviewed quarterly and changes are made if needed.
Opportunities and Risks. Some of the significant business risks we face, among others, include interruption in the flow of materials and supplies, changes in laws that allow for tax credits, interruption of our work force through disagreements with our union, business contraction and expansion caused by the economy, seasonality factors and our general lack of liquidity.
As a part of our regular business planning, we anticipate the effect that these risks may potentially have on our financial condition. Some of the risks are planned for contractually to minimize our liability in cases where we are subject to contract performance. Others are anticipated by forging plans for staff reductions or increases should the economy move drastically in one direction. We also continually look for additional funding sources and cash availability, both by improving operating performance internally and from external debt and equity sources, should our cash be strained by certain factors.
Business Goal Attainment.
When entering into acquisitions, our goal is to realize certain synergies within the resulting organization, save costs from eliminating duplicate processes, and come out of the combination as a profitable company. We achieved operating profitability in the first three quarters of 2005. In the fourth quarter 2005 the Company had a charge of $77,420,000 related to the impairment of goodwill acquired in the acquisition of ECI, and an additional charge of $504,000 related to the revaluation of the value of warrants issued in the October 2005 private placement. Excluding those charges provides management with results that more closely represent the operations of the business. The results exclusive of those charges show that the core operations of the business were profitable for the full year. These results mark a turnaround from the unprofitable operations we sustained in the business during 2004 and 2003.
Trends.
A large portion of our current business is closely tied to the economy. In a down economy, our work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries aren’t expanding, our service projects are more focused toward changes, adds, moves, and fixes within this customer base. We continue to see improvement in the economy at the current time. We experienced a moderate increase in revenues (10.9%) in 2005 in Christenson Velagio compared to the same period of 2004. With the acquisition of Christenson Electric and EnergyConnect, we will experience more seasonality in our revenue base. A large portion of Christenson Electric’s business is impacted by the weather. Wind farms are located in areas of the country where the weather usually becomes severe in the winter, limiting or preventing work on those projects during the severe winter months. EnergyConnect is less affected by changes in the economy than our other subsidiaries. Its business is based on energy usage and prices. During periods of higher level energy costs, EnergyConnect may be positively affected by a down economy, in that EnergyConnect may gain more participation in its energy programs as a way for companies to defray some of their energy costs.
In the years prior to 2005, we saw a dramatic downturn in spending for technology infrastructure. This affected the technology side of our acquired businesses. It is anticipated that as the economy continues to improve, our Company will see increasing revenue from the sales of technology products and services. Also, with the passage of the latest energy bill by Congress, Christenson Electric should continue to benefit from alternative energy projects.
Critical Accounting Policies
The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue recognition and allowances;
     Accruals for contingent liabilities;
     Inventories and reserves for shrinkage and obsolescence;
     Bad debt reserves;
     Purchase price allocation and impairment of intangible and long-lived assets;
Significant portions of our revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the proportional amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. Revenue from discontinued operations is recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.

We also produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use and may install software and other electrical and energy related products that control energy in their buildings. In conjunction with this agreement we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grid for settlement and approval. The transactions are recorded as revenue on the settlement date, which may fall 30-60 days after the transaction date from which the revenue is derived, because management feels that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use.
We make estimates of liabilities that arise from various contingencies for which values are not fully known at the date of the accrual. These contingencies may include accruals for reserves for costs and awards involving legal settlements, costs associated with vacating leased premises or abandoning leased equipment, and costs involved with the discontinuance of a segment of a business. Events may occur that are resolved over a period of time or on a specific future date. Management makes estimates of the potential cost of these occurrences, and charges them to expense in the appropriate periods. If the ultimate resolution of any event is different than management’s estimate, compensating entries to earnings may be required.
We adjust inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At December 31, 2005, the allowance for inventory obsolescence was $214,672 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of our inventory and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2005, the allowance for doubtful accounts was $228,767. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of December 31, 2005, and the potential that some of these accounts may be uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.
Intangible and long-lived assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model.
We measure the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.” To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, we have one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired, an impairment charge is recorded in accordance with SFAS 142.
We tested our intangibles for impairment as of the end of 2005 and 2004. Goodwill of $106,544,871 was upon the acquisition of ECI, and represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations. Also during the year ended December 31, 2005, our acquisition of CEI resulted in the valuation of CEI’S Christenson name and customer relationships as intangible assets. The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized.

Instead, the trade name will be tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. It was determined that the value of the trade name on the balance sheet of the Company as of December 31, 2005 was partially impaired. An expense of $114,415 was charged against earnings for the year ended December 31, 2005.
At January 1, 2005 an impairment test was performed on the value of the trade name within CVI, and the result indicated that the recorded book value of our trade name exceeded its fair value, as determined by undiscounted cash flows. Upon completion of the assessment, we recorded a non-cash impairment charge of $376,000, net of tax, or $0.02 per share at January 1, 2005 to reduce the carrying value of the trade name to its estimated value of $872,771.
Recent Accounting Pronouncements
New Accounting Pronouncements
FIN 47. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We are required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. We do not expect the adoption of this Interpretation to have a material impact on our consolidated financial position, results of operations or cash flows.
SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not expect the adoption of this SFAS to have a material impact on our consolidated financial position, results of operations or cash flows.
SFAS 155. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.
Results of Operations
The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the business for the periods indicated.

	Fiscal	Fiscal
	2005	2004
Net sales	100%	100%
Cost of goods sold	82	83

Gross profit	18	17
Operating expenses	149	29

Loss from continuing operations	(131)	(12)

	Fiscal	Fiscal
	2005	2004
Other income (expense)	(4)	(5)

Income (loss) before income taxes	(135)	(17)
Benefit from income taxes	—	—

Loss before discontinued operations	(135)	(17)
Discontinued operations	—	1

Net income (loss)	(135)%	(16)%

Due to the acquisitions of CEI and ECI in 2005, the financial information presented for the year ended December 31, 2005, represents activity in CEI and ECI for the periods from the date of their acquisitions to the end of the fiscal year, combined with revenue, other income and S G & A expenses of Microfield Group, Inc. for the year ended December 31, 2005. The financial information presented for the fiscal year ended January 1, 2005 does not include any revenues and expenses for CEI and ECI. Due to the disproportionate size of the revenues and expenses in the accompanying consolidated statements of operations in 2005 compared to those in 2004, comparisons between the two periods may not be meaningful.
Sales. Revenue for the fiscal year ended December 31, 2005 was $57,935,000 compared to $36,467,000 for the fiscal year ended January 1, 2005. The increase in revenue between periods is partly due to an increase in sales within CVI of approximately 11% in 2005 over sales in 2004. The acquisitions of CEI and ECI contributed revenue of approximately $18,482,000 in 2005 compared to none in 2004. There were sales to one customer that comprised more than 10% of the Company’s total sales for the fiscal year 2005. The company’s revenue is subject to some seasonal influences, with the summer months typically producing the largest revenues of the year. This seasonality may become more pronounced with the acquisition of CEI, whose revenue is lower during times of severe winter weather.
Cost of Sales. Cost of sales totaled $47,702,000 (82%) for the fiscal year ended December 31, 2005, compared to $30,335,000 (83%), for the same period in the prior year. The current fiscal year’s cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services in CVI for the full year and those costs within CEI and ECI from the dates of their acquisitions in 2005 through the end of the year. Overall costs as a percentage of sales, including CEI and ECI, decreased due to the continued emphasis on procuring higher margin projects. Costs of sales within CVI totaled approximately $32,137,000 which represented 80% of sales of CVI. Costs of sales within CEI and ECI totaled approximately $16,234,000 which represented 88% of sales within those combined entities.
Gross Profit. Gross profit for the fiscal year ended December 31, 2005 was $10,233,000 (18%) compared to $6,132,000 (17%) for the fiscal year ended January 1, 2005. This increase in gross profit is due primarily to the gross profits provided by newly acquired CEI and ECI. These businesses provided gross profits of approximately $2,248,000 from the dates of their acquisitions in 2005 through the end of the year. Gross profit within CVI for the year ended December 31, 2005 increased to approximately $8,089,000 (20%) from $6,131,000 (17%) in the same period in 2004. This was due primarily to increased sales in the current year within CVI and the Company’s emphasis on higher margin projects. ECI is starting to grow revenue and gross profits, producing approximately $507,000 in gross profits from the date of acquisition to the end of the fiscal year 2005. CEI produced approximately $1,741,000 in gross profit from the date of its acquisition through December 31, 2005.
Future gross profits and gross margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs and efficiently manage their jobs. It is anticipated that while savings are realized from the implementation of continuing cost reduction efforts and higher gross margin work projects are targeted, overall gross profit margins may decrease due to the lower margin business associated with revenues within CEI.
Sales, General and Administrative Expenses (S, G & A). S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. S, G & A expenses were $8,759,000 (15.1%) for the fiscal year ended December 31, 2005, compared to $9,748,000 (26.7%) for the fiscal year ended January 1, 2005. The decrease in dollar amounts between years occurred despite adding $1,630,000 from expenses incurred within CEI and ECI from the dates of their acquisitions in 2005 through the end of the current year.

Expenses within the Microfield holding company and CVI totaled approximately $7,210,000 in 2005 compared to approximately $9,748,000 in 2004. This decrease of $2,538,000 in Microfield and CVI expense is due primarily a decrease in overhead payroll costs of $693,000, a re-allocation of $501,000 of bonding and insurance costs into cost of sales, a reduction in general variable costs of $307,000, and lower professional fees of $861,000. The decrease in professional fees was primarily a result of lower legal fees of $484,000 due to the fees incurred with a lawsuit in 2004, lower investor relations costs of $181,000 due to the high initial cost of signing up our investor relations firm, and a reduction in consulting fees of $160,000. The reduction in payroll costs within CVI, which include salary, payroll taxes and fringe benefits, was due primarily to staff reductions and the elimination of some executive positions.
S, G & A expenses within the newly acquired subsidiaries consisted mainly of payroll and benefits of $775,000, professional and consulting fees of $244,000, and fixed costs such as rent and insurance of $449,000.
The level of S, G & A expenses for the 2006 fiscal year is expected to increase compared to the level incurred in the year ended December 31, 2005 due to the fact that a full year of expenses of both CEI and ECI will be included in our statement of operations for 2006.
Write-off of impaired goodwill and intangibles. Current year charges included a write-off of $77,191,000 for the impairment of the goodwill recorded in the acquisition of ECI. This amount also includes $114,415 of impairment of the CEI trade name recorded in the acquisition of ECI in July 2005, and an additional $114,000 write off for excess value purchased in the acquisition of a competitor’s base of business. The prior year charges of $376,000 included a write-down of the trade name associated with the acquisition of Christenson Velagio. This intangible was recorded initially with the acquisition of CVI in September 2003. The Company performs annual impairment test on its goodwill and intangible assets. Future impairment charges, if any, will be recorded as a charge against earnings.
Interest Expense. Interest expense was $1,580,000 for the year ended December 31, 2005, compared to $1,959,000 for the year ended January 1, 2005. The significant decrease in interest expense was primarily a result of the charges in 2004 for interest on warrant liabilities and the increasing values caused by the Company’s fluctuating stock price. For a portion of the year in 2004, the Company did not have a sufficient amount of authorized common shares to issue in the conversion of all common stock equivalents. Several events occurred during 2004 in which warrants to purchase common stock were issued. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. These warrant issuances and subsequent increases in value resulted in non-cash charges to interest expense during the fiscal year 2004 of $1,087,000. (See Non-cash Expense Table below.)
Loss on valuation of warrant liability. On October 5, 2005, as a part of a private placement, the Company issued warrants that were given registration rights. These warrants were valued and recorded as a liability. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. This warrant issuance and the increase in value between their issuance and the end of the year resulted in non-cash charges to other expense during the fiscal year 2005 of $503,543. (See Non-cash Expense Table below.)
Gain / Loss From Discontinued Operation. Discontinued operations consist of a gain of $46,000 on the sale of the SoftBoard business. (See Item 1, Description of Business – General) The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.”
Income Taxes. There was no provision for income taxes in 2005 or 2004 due to losses incurred by the Company in both years. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. Because of the significant losses recorded in prior periods, we have provided a full valuation allowance on our net deferred tax asset (see Note 16).
Non-cash Expense Items
Since the acquisition of CTS and Velagio in September of 2003, the Company has entered into several financings, debt conversions and other transactions where common stock or warrants were issued as a part of the agreements.

Many of the issuances resulted in charges to the Company’s statement of operations over that period. Additionally, other transactions and events occurred in which significant non-cash expense or income arose due to the nature of those occurrences. The following table lists these items and the effect on the Company’s statements of operations for the fiscal years ended December 31, 2005 and January 1, 2005.

	Year ended	Year ended
Non-cash expense item description*	December 31, 2005	January 1, 2005
Stock-based derivative liability re-measurement	$88,024	$16,150
Interest expense on warrant issuances and re-measurements	320,967	912,402
Re-valuation of warrant liability	503,543	—
Common stock and stock options issued for services	244,000	560,000
Interest expense on amortization of debt discount	13,564	158,869
Intangible write-off and amortization	77,419,759	110,556
Gain on disposal of assets and lease termination	(7,145)	(92,137)
Write down of impaired intangible asset	—	376,000
Unused reserve for legal fees to contest lawsuit	(120,000)	205,568
Loss on debt extinguishment	—	515,000

Total transactional non-cash income and expense	$78,462,712	$2,762,408

* This table does not include recurring non-cash expenses such as depreciation.
Liquidity and Capital Resources
Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At December 31, 2005, the Company had negative working capital of approximately $5,698,000 and its primary source of liquidity consisted of cash and its operating lines of credit.
Accounts receivable increased to $8,536,000 at December 31, 2005 from $6,241,000 at January 1, 2005. The increase is due to the additions of the receivables of both acquired subsidiaries. Accounts receivable in CEI and ECI were $1,781,000 and 267,000, respectively, at December 31, 2005. These receivables are net of allowances for doubtful accounts of $229,000 and $104,000 at December 31, 2005 and January 1, 2005, respectively. The allowance increased at December 31, 2005 over the amount at January 1, 2005 largely due to the addition of the allowance contained within CEI. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved.
Inventory increased to $721,000 at December 31, 2005 from $239,000 at January 1, 2005. The increase is due primarily to the acquisition of CEI which had $472,000 in inventory at December 31, 2005. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels within CEI were from excess materials required for a specific project in 2005. It was determined that rather than send the materials back to the vendor when the [project was complete, they would be used on the next project. CEI does not maintain a regular stock of inventory. When this material is sent to the next project site, that project will be charged for the cost of the inventory, and the inventory level within CEI will be $0. Inventory in CVI should remain within a narrow range, changing only slightly as revenue fluctuates from period to period.
The Company records costs in excess of billings which reflect those costs incurred on construction and services, which have not yet been billed to customers. These amounts were $2,039,000 and $823,000 at December 31, 2005 and January 1, 2005, respectively. The increase of $1,216,000 is due primarily to the acquisition of CEI which added $1,197,000 to the consolidated total of costs in excess at December 31, 2005. The Company tries to minimize this amount and keep its billing as current as possible as costs are incurred. Under terms of certain contracts, the Company groups its costs on specific projects and bills customers on a periodic basis instead of as costs are incurred.
Property and equipment, net of depreciation increased to $451,000 at December 31, 2005 compared to $126,000 at January 1, 2005. This increase was due to the acquisition of CEI in which $258,000 in fixed assets were purchased.

We also purchased the equipment of a small electrical contractor. That equipment was valued at $92,000. We do not anticipate spending any material amounts to acquire fixed assets for the foreseeable future.
In the acquisition of CEI, the Company recorded goodwill of $5,934,000 due to the excess of the purchase price paid over the book value of the net assets of CEI. As a result of the transaction we also recorded $873,000 in intangible value associated with the Christenson trade name. This intangible was written down by $114,000 at December 31, 2005 due to an impairment of the asset. This value has an indefinite life, and as such will not be amortized. The Company also recorded a $1,687,335 customer relationship intangible asset in this transaction. This amount was calculated during testing performed at year end, and as such was reclassified from goodwill previously recorded. This intangible asset has a ten-year life and will be amortized monthly on a straight-line basis, over that period.
The Company recorded $106,545,000 in goodwill from the acquisition of ECI, which represents the value of the price paid for the stock of ECI over the net asset value of the assets and liabilities within ECI. At December 31, 2005, an impairment test was performed on the value of the goodwill resulting in an impairment charge of $77,191,000. This charge is recorded as an operating expense in the consolidated statement of operations. The Company does not amortize goodwill.
The Company also recorded an intangible asset of $2,390,667 at the date of the ECI acquisition consisting of developed technology that is currently used within ECI. The intangible asset acquired has an estimated useful life of ten years, and as such will be amortized monthly, over that period. No cash was paid for the acquisition of either CEI or ECI.
Accounts payable to all parties increased to $8,084,000 at December 31, 2005 from $3,578,000 at January 1, 2005. This increase represents the addition of both CEI and ECI and the accounts payable existing within each subsidiary. At December 31, 2005 the payables in CVI were $3,010,000, in CEI were $2,735,000 and in ECI were $1,080,000. The remaining payables were within the Microfield parent organization. Payables consist primarily of the costs of inventory, services, materials and supplies used in providing services to our customers. An increase in payables and accrued expenses provides cash for operations. In 2005 and 2004 the Company kept payments extended on much of its current obligations because of cash flow issues. This pattern of payments has allowed the Company additional time to reduce operating expenses and maintain the flow of inventory, materials and supplies needed to provide services to the Company’s customers.
Accrued payroll, payroll taxes and benefits were $1,763,000 at December 31, 2005 compared to $1,297,000 at January 1, 2005. The amount at December 31, 2005 consists of one week of union and non-union payroll in the amount of $444,000. Additionally, this liability included December’s health and welfare benefit, owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations of $918,000. The remainder of this amount is comprised of payroll withholdings and payroll taxes owed by the company. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well. These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred. At December 31, 2005 we had outstanding debts totaling $476,000 payable collectively to several union benefits organizations. This amount represents past union obligations from 2004 and 2005 that were combined into two notes. The Company negotiated a payment schedule as part of a settlement agreement with these entities. (see Note 14)
The Company has three borrowing facilities with two lenders. The amount outstanding under these bank lines of credit was approximately $5,957,000 at December 31, 2005. This is an increase of $1,388,000 from the end of the third quarter amount of $4,569,000, and a $1,564,000 decrease from the January 1, 2005 balance of $4,393,000. The increase is due primarily to lines of credit that were assumed with the acquisitions of CEI and ECI. CEI has a separate line of credit under which it had $1,204,000 outstanding at December 31, 2005. At that date ECI had $118,000 outstanding under its line of credit. These lending facilities are the prime sources of funds for the Company. Amounts are drawn against the CVI and CEI lines each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the lines. Until the Company’s liquidity issues ease, these facilities will continue to be used to the fullest extent possible, daily, for operating capital. The borrowing limit of the three lines totals $9,120,000 and borrowing capacity is based on 85% of eligible accounts receivable. This debt facility was renewed at the end of January 2006 through January 2007. The Company is in compliance with its covenants under this loan.

The Company has a note outstanding with Steelcase, Inc, under which it is obligated to make three annual payments of $69,773 starting February 28, 2004, and quarterly interest payments on the outstanding debt (see Note 12). As of December 31, 2005, the Company had not made its required principal payment in 2005, and had not made either of its September and December 2004 quarterly interest payments, or any of the four quarterly payments in 2005. As of December 31, 2005, we owed approximately $26,500 in back interest. As of the date of this report, the Company has signed an agreement with Steelcase under which shares being held by them in Microfield’s name, will be transferred to Steelcase’ name, at which time they will sell enough shares in the market to satisfy the outstanding principal and interest owed to them by us. Until that debt is satisfied, the Company is accordingly in default under the terms of the note agreement.
During the past two years, the Company has issued shares of both common and preferred shares in exchange for cash and the conversion of existing debt. In January 2004, the Company entered into a borrowing arrangement with Destination Capital LLC, under which it borrowed $600,000 to be used for operating capital by the Company. In April 2004, the Company was party to an agreement with several of its debt holders, under which it converted $1,529,000 of debt into 3,641 shares of Series 3 preferred stock at $420 per share. Also in April 2004, the Company raised an additional $1,750,000 through the issuance 4,605 shares of Series 4 preferred stock at $380 per share, a portion of which was used to pay off the $600,000 borrowed in January 2004, with the remainder to be used for operating capital by the Company. In August 2004, the Company entered into a second borrowing agreement with Destination Capital, LLC. Under this loan agreement, the Company borrowed $1,200,000 to be used for operating capital. (see Notes 13 and 14) On October 5, 2005, the Company completed a private placement in the amount of $3,434,000 in exchange for 4,905,717 shares of the Company’s common stock. The Company also issued an additional 327,886 common shares in payment of a $229,520 fee charged by an investment advisor in the transaction. As a part of the private placement, the Company was required to pay $1.1 million to JMW Group, LLC and Christenson Leasing, LLC, both related parties, to reduce debt within the Company’s subsidiaries.
In 2005, we incurred a loss of $77,953,000. In 2004, the Company and its subsidiary suffered a significant loss from ongoing operations and experienced negative cash flows from continuing operating activities. As of December 31, 2005 the Company had negative working capital of $5,698,000, total liabilities of $27,337,000 and an accumulated deficit of $107,494,000. While it is anticipated that we can produce income from continuing operations, our high levels of debt, history of recurring losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company believes it has good relations in the financial community and is optimistic about its ability to raise additional capital if needed to support operations. If during that period or thereafter, it is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. The Company is focusing on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn cash flow positive and profitable.
The Company had no commitments for capital expenditures in material amounts at December 31, 2005.
Inflation
In the opinion of management, inflation will not have an impact on the Company’s financial condition and results of its operations.
Off-Balance Sheet Arrangements
The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.
Related Party Transactions
     We have a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at December 31, 2005 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment
Christenson Leasing LLC(a)(g)	T. I. lease	December 2007	168,345	7,940
Christenson Leasing LLC(a)(g)	Vehicle leases	various	76,693	various
Christenson Leasing LLC(a)(g)	Equipment lease	December 2007	—	(f)60,000
JMW Group, LLC(a)	Note payable	August 2006	303,225	(c)41,667
JMW Group, LLC(a)	Indemnity fees	Open obligation	—	(i)12,500
Aequitas Capital Management(a)	Note payable	April 2006	65,447	various
Rod Boucher(h)	Note payable	September 13, 2008	329,033	11,309
William C. McCormick	Note payable	July 2005	(i)250,000	interest only
Mark Walter	Bond guarantee fees	Open obligation	—	(b)1,200
Destination Microfield, LLC(d)	Vehicle lease	August 2006	—	(e)36,350
William C. McCormick	Indemnity fees	Open obligation	—	3,246
John B. Conroy	Note receivable	September 2005	66,250	—

(a)	Robert J. Jesenik, a former director owns a significant interest in these entities.

(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.

(c)	This payment amount is for principal only. An additional amount is due monthly which includes interest at prime plus 10%.

(d)	William C. McCormick, Chairman of our board of directors, holds a minority ownership interest in this entity.

(e)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on December 31, 2005.

(f)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.

(g)	William C. McCormick holds a beneficial minority ownership interest in this company.

(h)	This debt was paid in full in October 2005 in connection with a private placement.

(i)	This note represents deferred salaries and expenses payable to Mr. Boucher prior to the acquisition of EnergyConnect.

(j)	These indemnity fees are payments made on standby letters of credit which are in place to guarantee payments to vendors on specific jobs.
Terms and conditions of each of the notes and agreements are listed below.
Notes Payable to Destination Capital, LLC
     On January 22, 2004, we entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which we agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director, holds a significant interest. Under the terms of the agreement between us and Destination, we paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $0.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. During the 6 month agreement period, we issued incentive stock options at $0.31 per share, therefore the price per share used for these warrants was reduced to $0.31. We initially were obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.1%, volatility of 152%, fair market value of our stock of $.48 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the six-month term of the debt. This debt was outstanding on February 1, 2004, March 1, 2004 and April 1, 2004 and in accordance with the terms of the note agreement, we are further obligated to issue additional warrants to purchase 1,053,159 shares of our common stock. These warrants were valued using the Black Scholes pricing model. The assumptions used included risk free rates ranging from of 3.1% to 3.3%, volatility of 152%, remaining lives of 5 years for each warrant issuance, and fair market values of our stock on those three dates of $0.46, $0.60 and $0.62 per share, respectively. The fair value of these warrants in the amount of $780,373 was recorded as interest expense in the consolidated statement of operations for the year ended January 1, 2005. At the date of each of those warrant issuances, we did not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants was classified as liability for warrant settlement on the consolidated balance sheet. On September 1, 2004, our shareholders voted to increase our authorized common shares from 25,000,000 to 125,000,000. The fair market values of these warrants were re-measured on that date and reclassified as common stock warrants in the shareholders’ equity section on the balance sheet, with the increase or decrease in their values recorded as an increase or reduction of interest expense in the consolidated statement of operations. The Note was repaid in full during April 2004.
     On August 24, 2004 we entered into a Business Loan Agreement with Destination under which we could borrow up to $2,000,000 based on Destination’s discretion and funds availability. Under the terms of the agreement, we pay interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of our assets or stock , or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of our stock or our subsidiary. Additionally, we will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by us while the loan is outstanding. Beginning August 1, 2004, we were obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

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

     We were obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of our stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the twenty-four month term of the debt. The warrants issued from September 1, 2004 through July 1, 2005 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.39% to 4.17%, volatility percentages ranging from 121% to 155%, remaining lives of 5 years for each warrant issuance, and fair market values of our stock ranging from $0.30, to $0.60 per share. At the time these warrant obligations arose, we had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of the warrants issued from September 1, 2004 through July 2, 2005, $604,955, were classified as common stock warrants in the shareholders’ equity (deficit) section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.
     On August 1, 2005 the note owed to Destination was replaced by three notes, which were assigned to two related parties, Christenson Leasing Company LLC (CLC) and JMW Group, LLC (JMW). The three notes contain the following terms: $516,667 note payable to JMW with monthly payments of $41,667 plus interest at prime plus 10% beginning August 24, 2005 through August 24, 2006; $180,000 note payable to JMW with monthly payments of $5,000 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008; $420,000 note payable to CLC with monthly payments of $11,667 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008. In October 2005, the note to CLC and the smaller of the two notes to JMW were paid in full by CVI. Also, as a result of the renegotiation of these notes, the warrant obligation, contained in the business loan agreement was eliminated.
Note Payable to Rod Boucher
     On October 13, 2005, as a part of the acquisition of EnergyConnect, we assumed the liabilities of EnergyConnect. Included in the liabilities was a note payable to Rod Boucher. Mr. Boucher became our Chief Executive Officer as of the date of the acquisition. The note represents expenses within EnergyConnect prior to its acquisition. The note is in the amount of $329,033, with monthly payments of $11,309, including interest at prime plus 10%, due on the 13th of each month through September 13, 2008. As of February 28, 2006, no payments had been made on this obligation.

Note Payable to William McCormick
On January 28, 2005, the Company entered into a promissory note agreement with William McCormick in the amount of $250,000. Pursuant to the terms of the note, monthly payments of interest only at 15% per annum, are due on the 28th day of each month starting on February 28, 2005. The note was to be paid in full on July 28, 2005. As of the date of this filing the note has not been repaid, and there was interest outstanding at December 31, 2005 of $12,534.
Bond Guarantee Fees
Christenson Velagio
     A certain number of Christenson Velagio construction projects require us to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. We had has an agreement with Mark Walter, our President under which at quarter end pays Walter between $600 and $1,200 per month for his personal guarantee of this bond liability. The guarantee fee is computed as 10% of the open liability under bonds issued for Christenson Velagio.
Christenson Electric
     Certain construction projects within Christenson Electric required standby letters of credit. Our chairman of the board of directors has provided two letters of credit in the amounts of $100,000 and $193,000, for which he is paid indemnity fees. Under the $100,000 letter of credit agreement, Mr. McCormick is paid a fee of 15% of the letter of credit amount. Under the $193,000 letter of credit, Mr. McCormick is paid a fee of 15% per annum of the open liability of the issuer of the letter of credit, plus 1% of the gross profit of the job requiring the letter of credit. The open liability fee is calculated and paid monthly.
     We also had an unrelated party guarantee a $1 million standby letter of credit issued as security for a large construction job. This party is paid a fee of 15% of the letter of credit amount for providing this security. This agreement also requires a secondary indemnity, should funds be drawn against this letter of credit, the substantial majority of which has been provided by Aequitas Capital Management, a related party. Robert Jesenik, our former director, is a principal shareholder and CEO of Aequitas. Aequitas charges an additional fee of 15% of the letter of credit amount. Aequitas is also indemnified by Christenson Electric should it have to indemnify the primary guarantor.
Tenant improvement lease
     On December 30, 2002, Christenson Electric entered into a non-cancelable operating lease agreement with Christenson Leasing, LLC (CLC) covering $300,000 of leasehold improvements in our facility. The terms of the lease call for monthly payments of $7,500 including interest at 17.3% through December 2007. Christenson Electric was in default under the lease terms, which default was cured in March 2005, with the resumption of payments due under the lease under a modified payment plan arrangement.
     On July 1, 2005, Christenson Electric entered into a promissory note with Aequitas Capital Management, a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. No payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to Aequitas Capital, which we consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. As of December 31, 2005, the payments on this note had not been made as scheduled, the balance on the note was $65,447, and it was in default.
Equipment Lease Agreement
     On December 31, 2002, Christenson Electric entered into a sale and leaseback agreement with Christenson Leasing, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, Christenson Velagio’s predecessor, Christenson Technology entered into a sublease agreement with Christenson Electric for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease Christenson Velagio paid Christenson Electric $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, we modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was be paid to the lessor in an equivalent amount of our Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.
     In July 2005, the lease agreement between Christenson Electric and CLC was renegotiated, with a portion of the remaining operating lease obligation converted to a $500,000 note payable. In accordance with that agreement, the $100,000 monthly lease payment owed by CEI under the lease was reduced to $60,000 per month starting with the payment due on November 1, 2005. The $500,000 note was paid in full by Christenson Electric in October 2005.
Master Vehicle Lease Agreements
Christenson Velagio
     We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick. In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease. In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007. The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate. This adjustment is made on an annual basis.
Christenson Electric
     We, through our subsidiary Christenson Electric are a party to an agreement with CLC under which Christenson Electric leases its vans and trucks. In accordance with the terms of the agreement, we pay to CLC a varying amount each month representing the lease and maintenance costs of those vehicles. The lease is a month to month agreement that is modified with each addition or removal or vehicles.
Real Property Sub Leases
     On September 1, 2003, Christenson Velagio entered into seven real property subleases with Christenson Electric for use of buildings, offices and storage yards to house the operations and property of Christenson Velagio. Christenson Electric, as the sublessor, is party to a master property lease with an unrelated party. Christenson Velagio has operating activities in Portland and Eugene, Oregon. The monthly sublease payments totaled $54,464 through November 30, 2004. On November 30, 2004, we terminated our lease with Christenson Electric for space in the Thurman Building and entered into a lease directly with the building owner for a smaller space in the building. We also are lessees to a facility which we have subleased to a third party. Under this lease, we pay $32,352 per month to our lessor, and receive $25,000 per month from our subleasee. This sublease agreement is scheduled to terminate in February 2006. Our obligation under the master lease for this facility ends in September 2008.
     As of December 31, 2005 our total real property lease payments totaled $87,491, of which $675 was on a month-to-month basis. The remaining $86,816 is due on leases with maturity dates between July 2007 and October 2008. The rent per month on the Thurman Building is $38,898.
Administrative Services Agreement
     On September 15, 2003, Christenson Technology entered into an administrative services agreement with Christenson Electric for the extension of certain administrative and related services by us to Christenson Electric. Under the terms of the agreement, certain employees provided administrative and related services to Christenson

Electric upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by Christenson Electric. During the first quarter of 2005, the payment by Christenson Electric for these services was renegotiated to approximately $12,500 per month as the cost of services to Christenson Electric has been reduced. With the acquisition of Christenson Electric by us on July 20, 2005, the monthly charges by Christenson Velagio were discontinued.
Note receivable
     In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share. Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At December 31, 2005, accrued interest receivable under this note totaled $27,932. We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.
Contractual Obligations and Commitments
     The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2005, and is based on information appearing in the notes to consolidated financial statements included elsewhere in this filing.

		Less than	1-2	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating Leases	$4,716,949	$2,230,615	$1,804,850	$681,484	$—
Employment and Consulting Agreements	—	—	—	—	—

Total obligations	$4,716,949	$2,230,615	$1,804,850	$681,484	$—

     We were obligated under a registration rights agreement dated October 5, 2005 to file a registration statement by December 5, 2005. In addition, we were obligated under the registration rights agreement to use our best reasonable efforts to have this registration statement declared effective by the SEC by February 5, 2006. We did not file the registration statement by December 5, 2005 and the registration statement was not declared effective by the SEC by February 5, 2006, therefore for every 30-day period it is not filed and declared effective we must pay an aggregate $68,680, which represents 2% of the investment amount, in penalties to the selling stockholders who purchased common stock and warrants in October 2005 or in our sole discretion, issue 67,665 shares of common stock to such selling stockholders, which represents the number of shares converted at market to 4% of the investment amount per month. As of February 13, 2006, we have accrued $224,584 in financial penalties to such selling stockholders or 190,438 shares of common stock should we decide to satisfy the penalty obligation in shares of our common stock.
Recent Accounting Pronouncements
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
SFAS 155. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.
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
Risks Relating to Our Business
We Have a History Of Losses Which May Continue and Which May Negatively Impact Our Ability to Achieve Our Business Objectives.
     We incurred net losses of $6,181,683 for the year ended January 1, 2005 and $6,046,232 for the year ended January 3, 2004. For the fiscal year ended December 31, 2005, we had a net loss of $77,953,193. Of this amount $77,419,759 was due to a non-cash write-off of impaired goodwill from the ECI transaction, and other intangible asset, non-cash impairment charges, and in addition included a charge of $503,543 for the non-cash re-valuation of a warrant liability. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.
If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.
     We will require additional funds to sustain and expand our research and development activities. We anticipate that we will require up to approximately $2,000,000 to fund our anticipated research and development operations for the next twelve months, depending on revenue from operations. Additional capital may be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.
Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.
In their report dated February 24, 2006, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $77,953,193 and $6,181,683, for the years ended December 31, 2005 and January 1, 2005, respectively. In addition, at December 31, 2005, our current liabilities exceeded our current assets by $5,698,000. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.
Many Of Our Competitors Are Larger and Have Greater Financial and Other Resources than We Do and Those Advantages Could Make It Difficult For Us to Compete With Them.
The electrical products and services industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.
The Failure To Manage Our Growth In Operations And Acquisitions Of New Product Lines And New Businesses Could Have A Material Adverse Effect On Us.
The expected growth of our operations (as to which no representation can be made) will place a significant strain on our current management resources. To manage this expected growth, we will need to improve our:
•	operations and financial systems;

•	procedures and controls; and

•	training and management of our employees.
Our future growth may be attributable to acquisitions of new product lines and new businesses. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income.
Our failure to manage growth or future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.
Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including:
•	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

•	different or conflicting regulatory or legal requirements;

•	foreign currency fluctuations; and

•	diversion of significant time and attention of our management.
Potential future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

Since September 2004, we have acquired three companies and we intend to further expand our operations through targeted, strategic acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.
If We Are Unable to Retain the Services of Messrs. Boucher and Walter, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.
Our success depends to a significant extent upon the continued service of Mr. Rodney M. Boucher, our Chief Executive Officer and Mr. A. Mark Walter, our President. We do not have employment agreements with Messrs. Boucher or Walter. Loss of the services of Messrs. Boucher or Walter could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Boucher or Walter. We are not aware of any named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.
Our success is dependent on the growth in energy management and curtailment programs, and the continued need for electrical construction and technology services, and to the extent that such growth slows and the need for services curtail , our business may be harmed.
The construction services industry has experienced a drop in demand since 2000 both in the United States and internationally. Recently, however, that trend has reversed in response to a turnaround in the capital markets, renewed growth in the construction industry, passage of favorable energy tax legislation by Congress, and a vibrant real estate market. It is difficult to predict whether these changes will result in continued economic improvement in the industries which our company serves. If the rate of growth should slow down, or end users reduce their capital investments in construction related products, our operating results may decline which could cause a decline in our profits.
Our quarterly results fluctuate and may cause our stock price to decline.
Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future. As a result, we believe that period to period comparisons of our results of operations are not a good indication of our future performance. A number of factors, many of which are outside of our control, are likely to cause these fluctuations.
     The factors outside of our control include:
•	Construction and energy market conditions and economic conditions generally;

•	Timing and volume of customers’ specialty construction projects;

•	The timing and size of construction projects by end users;

•	Fluctuations in demand for our services;

•	Changes in our mix of customers’ projects and business activities;

•	The length of sales cycles;

•	Adverse weather conditions, particularly during the winter season, could effect our ability to render services in certain regions of the United States;

•	The ability of certain customers to sustain capital resources to pay their trade accounts receivable balances;

•	Reductions in the prices of services offered by our competitors; and

•	Costs of integrating technologies or businesses that we add.
     The factors substantially within our control include:
•	Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects that may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method;

•	The timing of expansion into new markets;

•	Costs incurred to support internal growth and acquisitions;

•	Fluctuations in operating results caused by acquisitions; and

•	The timing and payments associated with possible acquisitions.
Because our operating results may vary significantly from quarter to quarter, our operating results may not meet the expectations of securities analysts and investors, and our common stock could decline significantly which may expose us to risks of securities litigation, impair our ability to attract and retain qualified individuals using equity incentives and make it more difficult to complete acquisitions using equity as consideration.
Failure to keep pace with the latest technological changes could result in decreased revenues.
The market for our services is partially characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a significant portion of our revenues from technology based products. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.
Failure to properly manage projects may result in costs or claims.
Our engagements often involve large scale, highly complex projects utilizing leading technology. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the project will achieve certain performance standards. As a result, we often have to make judgments concerning time and labor costs. If the project experiences a problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we miscalculate the resources or time we need to complete a project with capped or fixed fees, our operating results could seriously decline.
During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.
We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide thereunder. Furthermore, our services are integral to the operation and performance of the electric distribution and transmission infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. With respect to such lawsuits, claims, proceedings and indemnities, we have and will accrue reserves in accordance with generally accepted accounting principles. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued reserves, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.
Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.
Our facilities and operations, including fueling and truck maintenance, repair, washing and final-stage construction, are subject to various environmental laws and regulations relating principally to the use, storage and disposal of solid and hazardous wastes and the discharge of pollutants into the air, water and land. Violations of these requirements, or of any permits required for our operations, could result in significant fines or penalties. We are also subject to laws and regulations that can impose liability, sometimes without regard to fault, for investigating or cleaning up contamination, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liabilities may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire amount. The presence of environmental contamination could also adversely affect our ongoing operations. In addition, we perform work in wetlands and other environmentally sensitive areas, as well as in different types of underground environments. In the event we fail to obtain or comply with any permits required for such activities, or such activities cause any environmental damage, we could incur significant liability. We have incurred costs in connection with environmental compliance, remediation and/or monitoring, and we anticipate that we will continue to do so. Discovery of additional contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities.
The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.
Due to the fact that a significant portion of our business is performed outdoors, our results of operations are subject to seasonal variations. These seasonal variations affect our core activities of maintaining, upgrading and extending electrical distribution powerlines and not only our storm restoration services. Generally, during the winter months, demand for new work and maintenance services may be lower due to reduced construction activity during inclement weather, while demand for electrical service and repairs may be higher due to damage caused by such weather conditions. Additionally, more energy management transactional revenues are produced in peak energy usage months during the winter and summer. Seasonal variations will cause fluctuations in our revenues during the year. As a result, operating results may vary significantly from period to period. If our operating results fall below the public’s or analysts’ expectations in some future period or periods, the market price of our common stock will likely fall in such period or periods.
Employee strikes and other labor-related disruptions may adversely affect our operations.
Our electric services business is labor intensive, requiring large numbers of electricians, installers and other personnel. Subject to seasonality, approximately 85-95% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events would be disruptive to our operations and could harm our business.
Our Trademark and Other Intellectual Property Rights May not be Adequately Protected Outside the United States, Resulting in Loss of Revenue.
We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure you that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.
Intellectual Property Litigation Could Harm Our Business.
     Litigation regarding patents and other intellectual property rights is extensive in the technology industry. In the event of an intellectual property dispute, we may be forced to litigate. This litigation could involve proceedings instituted by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.
     If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all. We are currently not aware of any intellectual property rights that are being infringed nor have we received notice from a third party that we may be infringing on any of their patents.
     Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The technology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.
     Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or our pending applications or our licensors’ pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.
     Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.
Risks Relating to Our Common Stock

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.
Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001 and new management, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 – 2000 (except the quarterly reports for the first two quarters of 1999). We have also been delinquent in filing recent quarterly and annual reports, the last being our 10-KSB for the year 2004. There can be no assurance that in the future we will always be current in our reporting requirements.
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
Limitation of Liability and Indemnification of Officers and Directors
Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of Microfield, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.
Continued Influence of Current Officers and Directors
The present officers and directors own approximately 40% of the outstanding shares of Common Stock, and therefore are in a position to elect a significant number of our Directors and otherwise influence the Company, including, without limitation, authorizing the sale of equity or debt securities of Microfield, the appointment of officers, and the determination of officers’ salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)
Management of Growth
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

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
Board of Directors
Microfield Group, Inc.
Portland, Oregon
     We have audited the accompanying consolidated balance sheet of Microfield Group, Inc. and its wholly-owned subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.
     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microfield Group, Inc. and its wholly-owned subsidiaries as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
          Russell Bedford Stefanou Mirchandani LLP
          Certified Public Accountants
McLean, Virginia
February 24, 2006

MICROFIELD GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND JANUARY 1, 2005

	December 31, 2005	January 1, 2005
Current assets:
Cash and cash equivalents	$729,016	$10,992
Accounts receivable, net of allowances of $228,767 and $103,969	8,536,851	6,241,001
Accounts receivable – related parties	20,904	178,900
Inventory, net of allowances (Note 4)	720,769	239,328
Costs in excess of billings (Note 6)	2,039,040	822,656
Other current assets	607,793	450,602

Total current assets	12,654,373	7,943,479

Property and equipment, net (Note 5)	450,988	125,777
Intangible assets, net (Note 7 & 8)	6,008,937	1,393,281
Goodwill (Note 7 & 8)	35,962,766	2,276,243
Other assets	164,283	36,243

Total Assets	$55,241,347	$11,775,023

Current liabilities:
Cash disbursed in excess of available funds	$942,436	$26,125
Accounts payable	7,141,573	3,451,991
Accounts payable – related parties	—	99,932
Accrued payroll taxes and benefits	1,762,626	1,297,379
Bank line of credit (Note 14)	5,957,470	4,392,975
Current portion of notes payable (Note 14)	950,993	673,968
Current portion of notes payable – related parties (Notes 14 & 18)	727,766	485,500
Billings in excess of costs (Note 6)	802,640	523,919
Other current liabilities	67,052	226,788

Total current liabilities	18,352,556	11,178,577

Long-term liabilities:
Long term notes payable (Note 14)	1,605,477	412,922
Long term notes payable – related parties (Notes 14 & 18)	464,977	700,635
Warrant liability (Note 13)	6,790,462	—
Derivative liability – notes (Note 12)	123,928	41,863

Total long-term liabilities	8,984,844	1,155,420

Commitments and contingencies (Note 19)	—	—
Shareholders’ equity(deficit):
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 5,875,241 and 6,821,436 shares issued and outstanding (Note 10)	2,367,699	2,765,101
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 3,485 and 3,641 shares issued and respectively (Note 10)	1,463,658	1,273,667
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 4,392 and 4,605 shares issued and respectively (Note 10)	1,643,423	1,568,834
Common stock, no par value, 125,000,000 shares authorized, 55,557,870 and 18,491,618 shares issued and outstanding, respectively	91,532,139	20,707,192
Common stock warrants (Note 13)	38,391,161	2,256,112
Accumulated deficit	(107,494,133)	(29,129,880)

Total shareholders’ equity (deficit)	27,903,947	(558,974)

Total liabilities and shareholders’ equity (deficit)	$55,241,347	$11,775,023

The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND JANUARY 1, 2005

	December 31,	January 1,
	2005	2005
Sales	$57,935,035	$36,466,618

Cost of goods sold	47,702,498	30,334,987

Gross profit	10,232,537	6,131,631

Operating expenses
Sales, general and administrative	(8,759,333)	(9,748,188)
Write-off of impaired goodwill and intangible assets (Note 7)	(77,419,759)	(376,000)
Loss on lease termination (Note 13)	—	(515,000)

Loss from operations	(75,946,555)	(4,507,557)

Other income (expense)
Interest income	—	1,126
Interest expense	(1,580,462)	(1,959,104)
Gain on debt extinguishment (Note 13)	111,847	—
Derivative expense	(88,024)	(16,150)
Gain (loss) on disposal of assets	7,145	87,795
Loss on valuation of warrant liability (Note 13)	(503,543)	—

Total other income (expense)	(2,053,037)	(1,886,333)

Loss before provision for income taxes	(77,999,592)	(6,393,890)
Provision for income taxes	—	—

Loss from continuing operations	(77,999,592)	(6,393,890)

Discontinued operations:
Gain on discontinued operations — Velagio and IST (Note 9)	—	149,380
Gain on sale of discontinued operations – SoftBoard (Note 9)	46,399	62,827

Net loss	$(77,953,193)	$(6,181,683)

Deemed preferred stock dividend (Note 10)	(411,060)	(1,170,641)

Net loss attributable to common shareholders	$(78,364,253)	$(7,352,324)

Basic and diluted net loss per share from continuing operations (Note 17)	$(2.88)	$(0.37)

Basic and diluted net income per share from discontinued Operations (Note 17)	$0.00	$0.01

Basic and diluted net loss per share (Note 17)	$(2.88)	$(0.36)

Basic and diluted net loss per share attributable to common shareholders	$(2.89)	$(0.42)

Weighted average shares used in per share calculations:
Basic and diluted	27,048,127	17,340,152

The accompanying notes are an integral part of these consolidated financial statements

Microfield Group, Inc.
Statement of Changes in Shareholders’ Equity (Deficit)
Fiscal Years Ended December 31, 2005 and January 1, 2005

												Total
	Convertible Series 2		Convertible Series 3		Convertible Series 4						Accumulated	Shareholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock Warrants		Deficit	Equity (Deficit)

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Amount

Balance, January 3, 2004	6,940,484	$2,815,101	—	$—	—	$—	16,772,570	$18,502,354	2,066,000	$468,000	$(21,777,556)	$7,899

Convertible Series 3 preferred shares issued for retirement of related party debt			3,640.803	$546,121				983,017				1,529,138

Partial satisfaction of note receivable through reduction of account payable (see Note 18)								13,137				13,137

Convertible Series 4 preferred shares issued in private placement, net of issuance costs					4,605.265	$1,125,739		598,684				1,724,423

Conversion of preferred Series 2 shares to common shares	(119,048)	(50,000)					119,048	50,000

Warrant values recognized upon warrant issuance									1,693,750	798,988		798,988

Warrant reclassification recorded upon expansion of authorized common shares									1,885,689	989,124		989,124

Common stock issued for services							1,600,000	560,000				560,000
Amortization of beneficial conversion features accounted for as deemed preferred stock dividend (See Note 10)				727,546		443,095					(1,170,641)

Net loss											(6,181,683)	(6,181,683)

Balance January 1, 2005	6,821,436	$2,765,101	3,640.803	$1,273,667	4,605.265	$1,568,834	18,491,618	$20,707,192	5,645,439	$2,256,112	$(29,129,880)	(558,974)

Amortization of beneficial conversion features accounted for as deemed preferred stock dividend (See Note 10)				255,471		155,589					(411,060)

Warrant values recognized upon warrant issuance (Note 13)									894,792	320,967		320,967

Common shares issued in the acquisition of Christenson Electric (Note 7)							2,000,000	1,280,000				1,280,000

Common shares issued in private placement							5,233,603	3,434,000				3,434,000

Common shares and warrants issued in the acquisition of EnergyConnect (Note 7)							27,365,305	64,034,814	19,695,432	36,495,391		100,530,205

Stock options issued in the acquisition of EnergyConnect (Note 7)								6,769,711				6,769,711

Stock options issued to outside consultants								244,000				244,000

Common shares issued upon conversion of preferred shares	(946,195)	(397,402)	(155.905)	(65,480)	(213.158)	(81,000)	1,315,258	543,882				—

Common shares issued upon exercise and forfeiture of warrants (Note 13)							1,079,440	743,539	(1,815,507)	(681,309)		62,230

Common shares issued upon exercise of options							41,000	11,920				11,920

Common shares issued upon retirement of debt							31,646	50,000				50,000

Valuation of warrant liability issued in private placement								(6,286,919)	2,944,693			(6,286,919)

Net loss											(77,953,193)	(77,953,193)

Balance December 31, 2005	5,875,241	$2,367,699	3484.898	$1,463,658	4,392.107	$1,643,423	55,557,870	$91,532,139	27,364,849	$38,391,161	$(107,494,133)	$27,903,947

Each share of Series 3 and Series 4 preferred stock is convertible into one thousand shares of the Company’s common stock.
The accompanying notes are an integral part of these consolidated financial statements

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND JANUARY 1, 2005

	December 31, 2005	January 1, 2005
Cash Flows From Operating Activities:
Net loss	$(77,953,193)	$(6,181,683)
Add (deduct):
(Gain) loss on discontinued operations (Note 9)	—	(149,380)
(Gain) on sale of discontinued operations (Note 9)	(46,399)	(62,827)

Loss from continuing operations	(77,999,592)	(6,393,890)
Depreciation on fixed assets (Note 5)	116,174	409,081
Amortization on intangible assets (Note 8)	220,702	110,552
Amortization of debt discount	7,563	158,869
Noncash interest expense recorded on warrant issuance	320,967	882,522
Gain on disposal of fixed assets	—	(85,795)
Warrants issued with lease termination	—	515,000
Warrants and stock options issued for services	244,000	560,000
Gain on debt extinguishment	(111,847)	—
Re-measurement of warrant liability	503,543	43,409
Re-measurement of derivative associated with Steelcase note	88,024	6,264
Write down of goodwill and intangible assets	77,419,759	376,000

Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(217,254)	(808,955)
Accounts receivable – related party	(16,166)	206,222
Inventory	(481,441)	190,201
Other current assets	282,604	(56,359)
Costs in excess of billings	(531,877)	694,570
Other long term assets	(63,729)	52,057
Cash disbursed in excess of available funds	916,311	(191,656)
Accounts payable	(856,623)	(443,882)
Accounts payable – related party	(99,932)	(101,618)
Billings in excess of cost	(99)	169,375
Accrued expenses	(185,333)	—
Other current liabilities	(200,555)	52,632

Net cash used by continuing operations	(644,801)	(3,655,401)

Net cash provided by discontinued operations	—	149,380
Net cash provided by sale of discontinued operations	46,399	62,827

Net cash used by operating activities	(598,402)	(3,443,194)

Cash flows from investing activities
Purchases of fixed assets	(47,238)	(117,713)
Loan to non-related company	—	(200,000)
Net cash acquired in mergers with CEI and ECI	254,820	—

Net cash provided (used) by investing activities	207,582	(317,713)

Cash flows from financing activities:
Borrowings on line of credit	60,508,869	36,149,231
Repayments on line of credit	(60,305,851)	(36,087,355)
Borrowing on Union note payable	188,012	958,572
Repayments on Union note payable	(665,104)	—
Repayments on notes payable	(278,095)	(69,773)
Repayments on notes payable – related party	(1,689,137)	(600,000)
Borrowings on note payable – related party	—	1,800,000
Repayments on lease obligation	—	(233,732)
Proceeds from issuance of preferred stock	—	1,724,423
Proceeds from issuance of common stock	3,350,150	—

Net cash provided by financing activities	1,108,844	3,641,366

Net increase (decrease) in cash and cash equivalents	718,024	(119,541)

Cash and cash equivalents, beginning of period	10,992	130,533

Cash and cash equivalents, end of period	$729,016	$10,992

Supplemental schedule of non-cash financing and investing activities:
Beneficial conversion feature of Series 3 and Series 4 preferred stock	$—	$1,581,701
Amortization of beneficial conversion feature	$411,060	$1,170,641
Series 3 preferred stock issued for related party operating lease obligations	$—	$130,000
Conversion of account payable-related party to preferred stock	$—	$210,209
Issuance of preferred stock in exchange for conversion of related party debt (See Note 18)	$—	$1,188,919
Valuation of warrants issued with related party debt	$320,967	$172,734
Conversion of derivative liabilities to shareholders’ equity	$—	$989,124
Conversion of preferred stock to common stock	$543,882	$—
Reduction of note receivable secured by common stock	$—	$13,137
Acquisition of CEI:
Assets purchased	$4,610,103	$—
Goodwill	$5,934,438	$—
Liabilities assumed	$(8,916,022)	$—
Common stock issued	$(1,280,000)	$—
Direct acquisition costs	$(348,519)	$—

Cash paid for acquisition	$—	$—

Acquisition of ECI:
Assets purchased	$2,689,348	$—
Goodwill	$106,544,871	$—
Liabilities assumed	$(1,509,930)	$—
Common stock and stock options issued	$(70,804,525)	$—
Common stock previously issued	$(200,000)	$—
Warrants issued upon acquisitions	$(36,495,391)	$—
Direct acquisition costs	$(224,373)	$—

Cash paid for acquisition	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MICROFIELD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND JANUARY 1, 2005
1. Description of the Business
Microfield Group, Inc. (the “We” or the “Company”) is an energy-related technology and electrical service company. Through our subsidiaries EnergyConnect, Inc. (“ECI”), Christenson Velagio, Inc. (“CVI”) and Christenson Electric, Inc. (“CEI”) we provide the highest quality electrical construction, technology and energy related services.
The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984. The Company’s headquarters are located in Portland, Oregon.
2. Liquidity Matters
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2005 and January 1, 2005, the Company incurred net losses of $77,953,000 and $6,182,000, respectively. The current year loss includes $77,420,000 of expense associated with charges for impairment of goodwill and intangible assets at December 31, 2005, and $504,000 of expense associated with a warrant re-valuation. The Company’s current liabilities exceeded its current assets by $5,698,000 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.
The Company’s existence is dependent upon management’s ability to develop profitable operations within its subsidiaries and resolve its liquidity problems. The Company has raised approximately $3,276,000 in cash through issuance of Common Stock during the year ended December 31, 2005 and $1,750,000 in cash through issuance of Series 4 Preferred Stock during the year ended January 1, 2005. Debt to related parties, in the aggregate amount of approximately $1,738,000 has been converted to equity during the years ended December 31, 2005 and January 1, 2005. Management has been successful in cutting certain expenses, both to improve gross margins and to reduce the monthly overhead costs. While the Company anticipates it will continue to improve its bottom line results as a result of cost reduction efforts and fundraising events, its high level of debt, history of losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to them, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. Investment capital or debt facilities may be difficult to obtain. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is continuing to focus on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn cash flow positive and maintain profitability before charges for non-cash intangible reductions.
3. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 31, 2005. The Company’s last fiscal year was the 52-week period ended January 1, 2005.
Principles of Consolidation

The Consolidated Statements of Operations presented above, contain revenue and expense data of Microfield Group, Inc. for the years ended December 31, 2005 and January 1, 2005. On July 20, 2005 and October 13, 2005, the Company acquired two wholly-owned subsidiaries, Christenson Electric, Inc. (CEI) and EnergyConnect, Inc. (ECI), respectively (see Note 7). The revenue and expense data of CEI and ECI are included in the Consolidated Statement of Operations from the respective acquisition dates, to the end of the period presented. All significant inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.
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
Advertising Costs
Advertising and marketing costs of $40,000 were expensed as incurred in each of the years ended December 31, 2005 and January 1, 2005.
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
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. During the year ended December 31, 2005, revenues from one major customer approximated $5,680,000 or 10% of sales. At December 31, 2005 and January 1, 2005 there were no customers whose accounts receivable accounted for more than 10% of total outstanding trade accounts receivable. The Company performs limited credit evaluations of its customers, does not require collateral on accounts receivable balances, but does often retain lien rights to reduce its risk. The Company has not experienced material credit losses for the periods presented. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition and results of operations.
The Company currently relies on various sources for key components used in the installation and sales of its products and services. During the year ended December 31, 2005, purchases from two major vendors approximated $3.5 million or 17.3% and 10.2% of purchases, respectively. None of the Company’s products or supplies used in the performance of its services is from a single source. The inability of any limited source suppliers to fulfill supply and production requirements, could materially impact future operating results.

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
Revenue and Cost Recognition
Significant portions of the Company’s revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. As of December 31, 2005, accounts receivable does not include any retainage that is over one year old. Revenue from discontinued operations was recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.
We also produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use and may install software and other electrical and energy related products that control energy in their buildings. In conjunction with this agreement we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grid for settlement and approval. The transactions are recorded as revenue on the settlement date, which may fall 30-60 days after the transaction date from which the revenue is derived, because management feels that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use.
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
Computation of Net Income(Loss) per Share
Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. During the year ended December 31, 2005 and January 1, 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.
Pension Plan Contributions
The Company contributes to several Multi-Employer Pension Benefit Plans on behalf of its employees covered by a collective bargaining agreement. During the years ended December 31, 2005 and January 1, 2005, the Company contributed $2,704,000 and $1,895,000 to these plans, respectively, which was expensed as incurred.
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
Had compensation cost for the Company’s plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the total value of options granted would have been $1,401,700 for the year ended December 31, 2005 and $716,224 for the year ended January 1, 2005. Of the current year amount, $244,000 was expensed in the consolidated statement of operations as they were options awarded for services by non-employees. The remainder of the option award amounts would be amortized over the vesting period of the options. The total compensation expense that would have been recognized if the Company had determined such costs based on the fair value method would have been $835,024 and $244,354 for the years ended December 31, 2005 and January 1, 2005, respectively.
Accordingly, under SFAS No. 123, the Company’s net loss and loss per share for the years ended December 31, 2005 and January 1, 2005, would have been changed to the pro forma amounts indicated below:

		December 31, 2005	January 1, 2005
Net loss	As reported	$(77,953,193)	$(6,181,683)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, not including amounts to non-employees already included in the calculation of net income, net of related tax effects		(591,024)	(244,354)

Net loss	Pro forma	$(78,544,217)	$(6,426,037)

Net loss attributable to common shareholders	Pro forma	(78,955,277)	(7,596,678)

Basic and diluted net loss per share	As reported	$(2.88)	$(0.36)
	Pro forma	$(2.90)	$(0.37)

Basic and diluted net loss per share attributable to common shareholders	Pro forma	$(2.92)	$(0.44)

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
SFAS 155. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.
4. Inventories
Inventories are stated at the lower of first-in, first-out, cost or market value, and consist of the following:

	December 31,	January 1,
	2005	2005
Raw materials	$530,298	$47,794
Finished Goods	405,143	334,554

	935,441	382,348
Less allowance for obsolete inventory	(214,672)	(143,020)

	$720,769	$239,328

5. Property and Equipment
Property and equipment consist of the following:

	December 31,	January 1,
	2005	2005
Tools and equipment	$483,861	$365,323
Software	109,118	109,118
Furniture	—	15,500
Leasehold Improvements	196,460	—
Vehicles	117,329	—

	906,768	489,941

Less accumulated depreciation and amortization	(455,780)	(364,164)

	$450,988	$125,777

Depreciation expense included as a charge to income was $116,174 and $409,081 for the years ended December 31, 2005 and January 1, 2005, respectively.
On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC, under which the Company was released from its obligation under the master vehicles lease agreement (Note 18) and vehicles under the capital lease were accordingly excluded from the Company’s property and equipment.
6. Construction Contracts in Progress
Revenues and costs recognized on construction contracts in progress contrast the related billings as follows:

	December 31,	January 1,
	2005	2005
Direct costs to date	$28,200,939	$6,839,044
Gross profit to date	4,354,967	1,345,213

Earned contract revenue	32,555,906	8,184,257
Contract billings to date	(31,319,506)	(7,885,520)

Net under billings	$1,236,400	$298,737

Included in the accompanying consolidated balance sheets under the following captions are:

	December 31,	January 1,
	2005	2005
Costs and estimated earnings in excess of billings	$2,039,040	$822,656
Billings in excess of costs and estimated earnings	(802,640)	(523,919)

Net under billings	$1,236,400	$298,737

The following table represents the Company’s backlog activity for the current year ended December 31, 2005.

December 31,
2005
Backlog, beginning of year	$3,424,505
Contract additions	68,600,542
Billings	(59,062,685)

Backlog, end of year	$12,962,362

7. Acquisitions
Acquisition of Christenson Electric, Inc.
On July 20, 2005, the Company acquired Christenson Electric, Inc. (CEI) in exchange for 2,000,000 shares of the Company’s common stock and the assumption of certain liabilities within CEI. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of CEI was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for CEI have been included in the Consolidated Statements of Operations since the date of acquisition.
CEI provides services to utilities and other energy related companies. Through its work on alternative energy projects such as wind farms and solar farms, CEI has been at the forefront of the current boom in building the alternative energy distribution infrastructure. CEI will continue its historic business of wind farm construction and electrical maintenance and construction of substation distribution and transmission facilities across the United States. CEI also provides services to Bonneville Power Administration and other major utilities under long-standing contractual relationships.
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

Cash and other current assets	$3,420,300
Equipment and other assets	317,032
Intangible assets – Trade name	872,771
Goodwill	5,934,438
Current liabilities	(7,046,401)
Notes payable	(1,869,621)

Total	$1,628,519

The intangible asset of $872,771 at the date of acquisition consisted of a trade name. The intangible asset acquired has an indefinite estimated useful life. Goodwill of $5,934,438 at the acquisition date represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The goodwill value was tested for impairment as of December 31, 2005 using both the market value approach and the discounted cash flow approach. In both cases, the goodwill was determined to not be impaired.
At December 31, 2005, the Company had an independent purchase allocation performed as of the acquisition date. It was determined that there existed an additional intangible other than that that was recorded on the acquisition date. This additional intangible, a customer relationship intangible, amounted to $1,687,335. An entry was recorded at December 31, 2005 to reclassify this amount out of goodwill into intangible assets, and a charge was taken against earnings for amortization of this asset from the date of acquisition through the end of the year. This customer relationship intangible is being amortized over its estimated useful life of 10 years.
The Company tested the trade name value for impairment as of the end 2005, and the result indicated that the recorded book value of trade name exceeded its fair value, as determined by discounted cash flows. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $114,415 at December 31, 2005 to reduce the carrying value of the trade name to its estimated value of $758,356 (Note 8).
Acquisition of EnergyConnect, Inc.
On October 13, 2005, the Company acquired EnergyConnect, Inc. (ECI) in exchange for 27,365,305 shares of the Company’s common stock, 19,695,432 warrants to purchase shares of the Company’s common stock and 3,260,940 stock options to purchase the Company’s common shares. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of ECI was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for ECI have been included in the Consolidated Statements of Operations since the date of acquisition.
Through EnergyConnect’s energy automation software systems, we have the capability to develop and provide solutions and infrastructure for the electric energy supply chain. ECI’s energy automation is a suite of products that deliver new energy-related revenues to energy consumers and major benefits to the electric grid. It’s anticipated that a portion of ECI’s services will drive additional growth in Christenson Velagio.
The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company’s common stock for several days before and after the acquisition of ECI. The fair value of employee stock options issued in conjunction with this acquisition has been included in the determination of the purchase price. The fair value of such options was determined using the Black-Scholes model. The components of the purchase price were as follows:

Common stock	$64,234,814
Warrant issuance value	36,495,391
Stock option issuance value	6,769,711
Direct acquisition costs	224,374

Total purchase price	$107,724,290

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

Cash and other current assets	$263,256
Equipment and other assets	35,426
Intangible asset – Developed technology	2,390,667
Goodwill	106,544,871
Current liabilities	(1,509,930)

Total	$107,724,290

The intangible asset of $2,390,667 at the date of acquisition consisted of developed technology that is currently used within ECI. The intangible asset acquired has an estimated useful life of ten years, and as such will be amortized monthly, over that period. Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.
The following unaudited proforma information presents a summary of the consolidated results of operations of the Company assuming the acquisitions of CEI and ECI occurred on the first day of 2005. The following information is unaudited.

	Year Ended
	December 31,
	2005
	(unaudited)
Sales	$69,512,107

Net loss	$(79,647,557)	*

Basic and diluted net loss per share	$(1.59)

*	This amount includes a charge of $77,191,344 for the write-off of impaired goodwill at December 31, 2005.
8. Intangible Assets and Goodwill
We amortize intangible assets on a straight-line basis. As a result of acquisitions in previous years, the Company had intangibles totalling $1,536,076 at January 1, 2005. Impairment test were performed on these assets at December 31, 2005, which indicated that there was no impairment of those intangibles as of that date. Accordingly, the consolidated statement of operations for the twelve months ended December 31, 2005 includes only charges for amortization of intangibles acquired in 2005.
Our acquisition of CEI resulted in the valuation of CEI’S Christenson name and customer relationships as intangible assets. The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name will be tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. It was determined that the value of the trade name on the balance sheet of the Company as of December 31, 2005 was partially impaired. An expense of $114,415 was charged against earnings for the year ended December 31, 2005 (see Note 7).
The CEI customer relationship was determined to have a ten-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through December 31, 2005, was taken as a charge against income in the consolidated statement of operations.
As a result of our acquisition of ECI we recorded an intangible asset of $2,390,667 at the date of acquisition representing developed technology that is currently used within ECI. The intangible asset acquired has an estimated useful life of ten years, and as such will be amortized monthly, over that period. Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.
Intangible assets consist of the following:

	December 31,	January 1,
	2005	2005
Christenson Velagio trade name	$872,771	872,771
Christenson Velagio customer lists	663,305	663,305
Christenson Electric trade name	758,356	—

	December 31,	January 1,
	2005	2005
Christenson Electric customer relationships	1,687,335	—
EnergyConnect developed technology	2,390,667	—

	6,372,434	1,536,076
Less accumulated depreciation and amortization	(363,497)	(142,795)

	$6,008,937	$1,393,281

Amortization of intangible assets included as a charge to income was $220,702 and $110,552 for the years ended December 31, 2005 and January 1, 2005, respectively. Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
2006	518,351
2007	518,351
2008	518,351
2009	486,106
2010	407,801

Total	2,448,960

The Company does not amortize goodwill. As a result of the acquisitions of CEI and ECI, the Company recorded goodwill in the amount of $112,479,309 during fiscal year 2005. The changes in the carrying amount of goodwill for the years ended December 31, 2005 and January 1, 2005 are recorded below.

	December 31,	January 3,
	2005	2004
Beginning goodwill balance	$2,276,243	$2,299,084

Pre-acquisition expense adjustment		(22,841)
Goodwill recorded upon acquisition of CEI	5,934,438	—
Goodwill allocation due to prior period adjustments in CEI	85,893	—
Goodwill recorded upon acquisition of ECI	106,544,871	—
Goodwill write off due to impairment – ECI	(77,191,344)	—
Reduction of goodwill for reallocation of intangible asset — CEI	(1,687,335)	—

Ending goodwill balance	$35,962,766	$2,276,243

Considerable management judgment is necessary to estimate fair value. We enlisted the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill, both at the dates of acquisition and at specific dates annually. Based on various market factors and projections used by management, actual results could vary significantly from managements’ estimates.
9. Discontinued Operations
SoftBoard
On September 7, 2000, the Company entered into a definitive agreement with Greensteel, Inc. (Greensteel), a wholly-owned subsidiary of Polyvision Corporation, for the sale of substantially all of the Company’s assets used in the SoftBoard operations. The terms of the asset sale called for Greensteel to pay the Company up to $3,500,000, with $2,000,000 payable at the closing of the transaction and up to an additional $1,500,000 in contingent earn-out payments based on net sales of the Company’s SoftBoard products over a five-year period. Shareholders approved the agreement, the transaction was finalized on October 24, 2000 and resulted in a gain of $1,221,852.
A total of $46,399 and $62,827 in contingent earn-out payments were received by the Company during the year ended December 31, 2005 and January 1, 2005, respectively. These amounts were recorded as gain on the sale of discontinued operations in the Consolidated Statements of Operations.
As a result of shareholder approval of the Greensteel agreement, discontinued operations accounting treatment has been applied to the SoftBoard operation. Accordingly, the net gain incurred from the Softboard operations is reported in gain from discontinued operations for all periods presented to reflect the reclassification of these operations as discontinued. Also, cash flows from the Softboard operations are reported as “net cash provided by discontinued operations” associated with operating activities. There were no investing or financing activities associated with discontinued operations during the years ended December 31, 2005 and January 1, 2005.
In the twelve months ended January 3, 2004 the Company discontinued the operations of two previously wholly owned subsidiaries. The Company had taken charges in that period for potential costs related to unresolved issues in those subsidiaries as of the date they were discontinued. In the twelve months ended January 1, 2005, those issues were resolved for less than the amounts the Company had reserved. Accordingly, the Company has reversed those reserves and recorded other income in the amount of $149,380 in the year ended January 1, 2005.
10. Capital Stock
The Company has authorized 10,000,000 shares of preferred stock, no par value. As of December 31, 2005 and January 1, 2005, the Company had 5,875,241 and 6,821,436 shares of Series 2 preferred stock issued and outstanding, respectively. As of December 31, 2005 and January 1, 2005, the Company had 3,485 and 3,641 shares of Series 3 preferred stock issued and outstanding, respectively. As of December 31, 2005 and January 1, 2005, the Company had 4,392 and 4,605 shares of Series 4 preferred stock issued and outstanding, respectively. The Company has authorized 125,000,000 shares of Common Stock, no par value. As of December 31, 2005 and January 1, 2005, the Company has 55,557,870 and 18,491,618 shares of common stock issued and outstanding, respectively. These common share numbers do not include 951,455 shares registered in the Company’s name and pledged to secure a liability.
Series 2 Preferred Stock
On September 26, 2003 the Company issued 3,607,151 shares of Series 2 preferred stock in conjunction with a private placement at $.42 per share (Note 11). On November 17, 2003, the Company issued 3,333,334 shares of Series 2 preferred stock in exchange for the conversion of debt. During the year ended December 31, 2005, several of the Series 2 preferred stockholders converted a total of 946,195 shares of Series 2 preferred stock into 946,195 shares of common stock. The terms of the Series 2 preferred stock are as follows.
Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of December 31, 2005 there were dividends of approximately $400,509 in arrears.
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
Series 3 Preferred Stock
On April 3, 2004 the Company issued 3,640.803 shares of Series 3 preferred stock at $420 per share in exchange for conversion of $1,529,000 of outstanding debt. During the year ended December 31, 2005, several of the Series 3 preferred stockholders converted a total of 155.905 shares of Series 3 preferred stock into 155,905 shares of common stock. Each share of Series 3 preferred stock is convertible into 1,000 shares of the Company’s common stock. The terms of the Series 3 preferred stock are as follows.
Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of December 31, 2005 there were $172,348 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature was amortized over the conversion period of one year. At December 31, 2005, there was no remaining unamortized beneficial conversion feature associated with the Series 3 preferred stock.
Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.
Series 4 Preferred Stock
In April and May 2004, the Company issued 4,605.265 shares of Series 4 preferred stock at $380 per share in exchange for $1,750,000 in a private placement (Note 11) from investors, some of which include certain related parties. During the year ended December 31, 2005, several of the Series 4 preferred stockholders converted a total of 213.158 shares of Series 4 preferred stock into 213,158 shares of common stock. Each share of Series 4 preferred stock is convertible into 1,000 shares of the Company’s common stock. The terms of the Series 4 preferred stock are as follows.

Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of December 31, 2005 there were $194,584 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature was amortized over the conversion period of one year. At December 31, 2005, there was no remaining unamortized beneficial conversion feature associated with the Series 4 preferred stock.
Voting Rights. Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.
Common Stock
On July 20, 2005, the Company acquired Christenson Electric, Inc. (CEI) in exchange for 2,000,000 shares of the Company’s common stock and the assumption of certain liabilities within CEI (Note 7).
On October 13, 2005, the Company entered into a merger agreement under which it issued 27,365,305 shares of its common stock, 19,695,432 warrants to purchase shares of the Company’s common stock, and stock options to purchase 3,260,940 shares of the Company’s common stock, in exchange for all of the outstanding shares of EnergyConnect, Inc.
On October 5, 2005, the Company entered into a private placement under which it issued 5,233,603 shares of its common stock in exchange for $3,276,000 of cash and the conversion of $158,000 of debt (Note 11).
Also during the year, several shareholders converted shares of Series 2, Series 3, and Series 4 preferred stock into 1,315,258 shares of the Company’s common stock. The Company issued an aggregate of 1,079,440 shares of common stock in exchange for common stock warrants exercised. The exercise prices of the common stock warrants range from $0.31 to $42 per share. The Company issued 41,000 shares of common stock in exchange for stock options exercised at $0.29 per share. The Company also issued 31,646 shares of common stock in exchange for settlement of previously incurred debt.

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
11. Private Placements
On October 5, 2005, the Company entered into a private placement under which it issued 5,233,603 shares of its common stock at $0.70 per share, and 2,944,693 warrants to purchase share of the Company’s common stock at $0.90 per share, in exchange for $3,276,000 of cash and the conversion of $158,000 of debt. The placement also required that the Company pay $1.1 million to retire certain debt. Under the terms of the private placement agreement the Company entered into a registration rights agreement, and accordingly is obligated to file a registration statement with the SEC registering the shares and warrants issued in the private placement, along with certain other shares and stock options not included on the private placement. Of the 5,233,603 shares issued in the transaction, 327,886 shares were issued as a fee to the placement agent. The registration agreement calls for the Company to submit its initial filing within 60 days of the date of the private placement, and be declared effective within 120 days of the completion of the private placement. If that does not occur within those time frames, the Company will be subject to a 2% cash penalty for each 30 days the registration statement is not filed, or at the Company’s option a 4% penalty, if paid in stock, for each 30 day late period. The Company accounted for the warrants issued in this transaction in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” (Note 13). The Company submitted its initial filing on February 13, 2006, and accordingly, is subject to a penalty of $224,584 in cash or 190,438 shares of the Company’s common stock.
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
If the Note and accrued interest are paid according to the terms of the Note, on the third anniversary date of the Note the parties shall calculate a new purchase price based on the average market closing price of the Company’s common stock for the 180 days prior to the third anniversary date. If the average market closing price per common share over this 180 day period is less than $0.22 per common share, then the purchase price payable under the Agreement will remain at $209,318 or $0.22 per common share. If the average market closing price per share over this 180 day period is greater than $0.22 per common share, then the purchase price payable under the Agreement will be increased by an amount equal to the excess of this 180 day average market closing price per common share over $0.22 per common share, times 951,445 shares. However, under this purchase price adjustment, the maximum purchase price paid will not exceed approximately $333,006, or $0.35 per common share. This feature is considered to be an embedded derivative option under the provisions of Financial Accounting Standards No. 133. Under these provisions a derivative liability was established at inception in the amount of $14,310 using the Black-Scholes valuation model. Changes based on fluctuations in the Company’s stock price are reflected in the other expense section of the Statement of Operations. From the date of inception of this note to the end of the fiscal year, December 31, 2005 this liability increased by $109,618, and the value of this liability as of December 31, 2005 was

$123,928, and is reflected as a long term liability on the Consolidated Balance Sheet.
For purposes of all purchase price adjustments under the Agreement, the number of common shares and per share amounts are subject to adjustments to give effect to stock splits, dividends, reorganizations, recapitalizations and other similar transactions occurring after the date of the Agreement.
As of December 31, 2005, the Company had not made its required September 2004 and December 2004 quarterly interest payments of approximately $4,200 each quarter. As of the date of this report, the Company had not made its required February 28, 2005 annual principal payment of $69,773 and all of its 2005 quarterly interest payments. Total interest due and payable on this note as of December 31, 2005, is $26,514. The Company is accordingly in default under the terms of the settlement agreement.
13. Stock Options and Warrants
Stock Incentive Plan
The Company has a Stock Incentive Plan (the “Plan”). At December 31, 2005 and January 1, 2005, 7,717,765 and 2,164,049 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over periods ranging between one and four years.
The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers, directors and consultants of the Company under the Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining Contractual	Average	Number	Average Exercise
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Price
$0.26-$0.84	7,691,376	4.1	$0.43	2,423,770	$0.47
$1.76-$2.70	26,389	3.9	$2.27	26,389	$2.27

	7,717,765	4.1	$0.44	2,450,159	$0.49

A summary of the status of the Company’s Stock Incentive Plan as of December 31, 2005 and January 1, 2005 and for the years then ended is presented below:

	December 31, 2005		January 1, 2005
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	2,164,049	$.46	688,936	$.84
Granted at market price	2,370,000	.58	1,870,188	.43
Granted at other than market price	3,410,940	.32	—	—
Exercised	(41,000)	.29	—	—
Cancelled	(186,224)	.39	(395,075)	.96

Outstanding at end of year	7,717,765	$.44	2,164,049	$.46

Options exercisable at year end	2,450,158	$.49	850,779	$.52
The Company granted 5,780,940 and 1,870,188 options to purchase shares of the Company’s common stock to employees and directors of the Company, during the years ended December 31, 2005 and January 1, 2005, respectively. These options are forfeited if not exercised within periods of five to ten years, and vest over periods ranging from immediately to forty-eight months starting with the month of grant.
On October 13, 2005, in conjunction with the acquisition of EnergyConnect, the Company granted 3,260,940 options at $0.32 per share to prior holders of options in the EnergyConnect, Inc. Incentive Stock Option Plan. These options were granted with exercise dates of February 5, 2007 and February 5, 2008. If these options are not exercised on either of those dates, they will expire.
The Company also entered into an agreement with an investor relations company, under which it grants 30,000 options per month, on the first day of each month, for each month the agreement is in effect. The agreement is for investor relations services, and will continue on a month-to-month basis until terminated by either party. These option grants are valued at the date of each of the awards, with that value charged as an investor relations expense in the consolidated statement of operations in the month of the grant.
The weighted average per share value of options granted during the years ended December 31, 2005 and January 1, 2005 was $0.43 for each year.
The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal years 2005 and 2004 using the Black-Scholes pricing model as prescribed by SFAS No. 123 (see note 3). The following ranges of assumptions were used to calculate the values of options granted during 2005 and 2004:

For the year ended
	December 31,	January 1,
	2005	2005
Risk-free interest rate	3.50% - 4.45%	3.10% - 3.97%
Expected dividend yield	—	—
Expected lives	5-10 years	5-10 years
Expected volatility	121% - 134%	151% - 155%
Compensation expenses charged to operations for stock options issued to consultants amounted $244,000 and $0 for the years ended December 31, 2005 and January 1, 2005, respectively.
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
For the months from September 1, 2004 to January 1, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company is obligated to issue 693,750 additional warrants. The value of these warrants of $283,988 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations.
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
On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17. Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI (Note 7).
On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000 (Note 11), the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share. Since the warrants are subject to certain registration rights, The Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has subsequently been recalculated using the closing price of the company’s common stock as of December 31, 2005 of $2.50. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 60 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on February 13, 2005. As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life and expected dividend yield were left unchanged, but the Company applied a risk free rate of 4.21% , a volatility of 128% and a deemed fair value of common stock of $2.50, which was the closing price of the Company’s common stock on December 30, 2005. The difference between the fair value of the warrants on October 5, 2005 and December 31, 2005 of $503,543 has been recorded as a loss on revaluation of warrant liability in the consolidated statement of operations.
According to the terms of the warrant provision of the August 24, 2004 debt agreement, amended on August 1. 2005, the Company is obligated to issue 894,792 additional warrants for the period from February 1, 2005 to July 1, 2005. The value of these warrants of $320,967 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations.
During the twelve months ended December 31, 2005 warrant holders exercised 1,815,507 warrants in exchange for 1,079,439 shares of the Company’s common stock. A portion of these were exercised on a cashless basis, and as a result of these exercises 736,068 warrants to purchase shares of the Company’s common stock were forfeited.
14. Debt
Operating Line of Credit
As of December 31, 2005, the Company has three loan facilities, one in each subsidiary. Two of the lines of credit are with the same lender. The first is a $6,000,000 credit facility, which expires in January 2006, and the second is a $3,000,000 credit facility which also expires in January 2006. Borrowings under these lines of credit are due on demand, bear interest payable weekly at prime plus 6 1/2% and prime plus 7 1/2%, respectively, and are collateralized by accounts receivable. The borrowing bases are limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had no available borrowing capacity at December 31, 2005. As of December 31, 2005, total borrowings of $5,840,016 were outstanding under these two facilities. The Company was in compliance with the terms of both of these borrowing facilities at December 31, 2005.
In January 2006, these two credit facilities were combined and expanded, resulting in a $10,000,000 credit facility due on demand with interest payable weekly at an annual rate of prime plus 6%. This line was renewed through January 2007.
The third loan facility is an unsecured $120,000 line of credit at prime plus 3 3/4%, due on demand with interest payable monthly. As of December 31, 2005, there was $117,454 outstanding under this line. The Company was in compliance with the terms of this line of credit at December 31, 2005.
Long Term Debt
The Company had several notes payable outstanding at December 31, 2005. The total amount of the notes and their terms are summarized below.

	December 31,	January 1,
	2005	2005

Steelcase, Inc. promissory note, quarterly interest only payments at 12% per annum beginning June 1, 2003. Annual principal payments of $69,773, second payment due and payable February 28, 2005, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $796). (See Note 12) The Company is in default under the terms of the note agreement.	$138,749	$133,984

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $952,907 payable monthly in payment amounts ranging from $25,000 per month to $75,000 per month including interest at 7% per annum, due and payable in full by September 1, 2006.	412,923	952,907

Destination Capital, LLC business loan agreement, net of debt discount of $16,054, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $41,667, thereafter, net of debt discount of $5,109. Interest accrued at prime plus 10%. (See Note 18)	303,225	1,186,135

Techni-Cal Enterprises, Inc. promissory note effective July 8, 2005 in the amount of $220,000 with a $40,000 principal payment due at signing, monthly principal payments of $5,000 due beginning August 1, 2005 through July 1, 2006, and monthly principal payments of $10,000 beginning August 1, 2006 through July 1, 2007. This is a non-interest bearing Note.	155,000	—

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $188,012.11 payable monthly at $32,441.18 per month, including interest at 12% per annum, due and payable in full by February 25, 2006.	62,893	—

Christenson Leasing Company, LLC Motor Vehicle Capital Lease agreement effective March 21, 2005 and April 1, 2005 for 1999 International and Ford F-350, respectively. The lease terms are 36 months and 50 months, respectively, with payments due on the 24th of each month beginning in April 2005. The monthly payments vary by vehicle over the length of the lease from $1,800 to $2,000 and $700 to $800, respectively. The interest rates are 3.625% and 3.875% per annum, respectively.	76,693	—

William C. McCormick promissory note effective January 28, 2005 in the amount of $250,000. Interest payments of 15% per annum are due on the 28th day of each month with the entire balance of the note to be paid in full on July 28, 2005. Final payment of this note is past due.	250,000	—

	December 31,	January 1,

	2005	2005
Rodney M. Boucher promissory note effective October 13, 2005 due on demand, annualized interest accruing at prime plus 10% due on the 13th of each month through September 13, 2008.	329,033	—

Christenson Leasing Company, LLC First Addendum to Tenant Improvements Capital Lease agreement effective March 1, 2005. principal and interest payments of $7,940 are due on the first day of each month beginning March 2005 and lasting through December 2007. The interest rate is 12% per annum.	168,345	—

Aequitas Capital Management, Inc. promissory note effective July 5, 2005 in the amount of $90,847. Principal and interest payments of $5,047.05 are due on the first day of each month beginning in August 2005 and ending April 2006. An additional principal payment of $50,000 is due on October 1, 2005. The interest rate on this Note is 7% per annum. Payments on this note were renegotiated in January 2006 to be made in the amount of $15,000 per month ending in July 2006.	65,447	—

US Bank Term Loan Note effective July 21, 2005 in the amount of $1,900,000. Monthly interest payments of the prime rate plus 1.5% are due on the first day of each month beginning in August 2005 through July 2008. Principal payments of $22,619 are due on the first day of each month beginning on August 2005 through July 2008. A balloon payment for the remaining amount is then due in August 2008.	1,786,905	—

Total debt	3,749,213	2,273,026
Less current portion	(1,678,759)	(1,159,469)

Long term debt	$2,070,454	$1,113,557

Aggregate maturities of long-term debt as of December 31, 2005 are as follows:

Fiscal Year	Amount
2006	$1,678,759
2007	589,617
2008	1,367,336
2009	113,501
2010 and after	—

$3,749,213

15. Segment Information
During the fiscal years ended December 31, 2005 and January 1, 2005, the Company’s operations comprised of energy and electrical construction services and information technology in the areas of voice, data, video, and life safety.
Management considers the company’s enterprises to be one line of business, specifically centered around the products and services associated with the production, management and distribution of electricity to consumers. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. The Company’s management relies on the internal management system to provide sales, cost and asset information for the business as a whole.

All of the Company’s assets as of December 31, 2005 and January 1, 2005, were attributable to U.S. operations. For the twelve months ended December 31, 2005, one customer accounted for approximately 10% of the Company’s net sales.
16. Income Taxes
The provision for income taxes for the years ended December 31, 2005 and January 1, 2005 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.
As of December 31, 2005 and January 1, 2005, Microfield had deferred tax assets primarily consisting of its net operating loss carryforwards. However, because of cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero. The tax benefit recorded at the statutory rate in Microfield’s pre-tax loss in fiscal years 2005 and 2004 would have been approximately $194,233 and $2,138,842, respectively. However, because of recognition of a full valuation allowance the effective tax rate for the Company was zero in both 2005 and 2004.
Deferred tax assets are comprised of the following components:

	December 31, 2005	January 1, 2005
Current:
Allowance for doubtful accounts	$88,075	$40,028
Employee benefits	50,418	65,396
Start-up costs	31,486	31,486
Inventory allowance	82,649	55,063
Other allowances	58,394	41,840

	311,022	233,813

Non-current:
Net operating loss carryforwards	10,520,590	10,066,451
Start-up costs	—	31,486
Research and development credits	143,245	143,245

	10,663,835	10,241,182

Total deferred tax asset	10,974,857	10,474,995

Deferred tax asset valuation allowance	(10,974,857)	(10,474,995)

Net deferred tax assets	$—	$—

At December 31, 2005, the Company had available net operating loss carryforwards of approximately $27,000,000 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2006 to 2025 subject to limitations of Section 382 of the Internal Revenue Code, as amended. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995 and the Company’s acquisitions since then. In addition, the Company has research and development credits aggregating $143,245 for income tax purposes at December 31, 2005. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2006 to 2013.
17. Net Income (Loss) Per Share
Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, convertible preferred stock and warrants to purchase common stock.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as preferred stock, stock options and warrants as outstanding. For all periods presented, the computation of net loss per share excludes the effect of stock options and warrants as they were antidilutive. There were 7,717,765 options and 27,364,849 warrants outstanding at December 31, 2005, and 2,163,049 options and 5,645,439 warrants outstanding at January 1, 2005.
The following table presents the computation of basic and diluted losses per share:

	Year ended	Year ended
	December 31, 2005	January 1, 2005

Net loss available for common shareholders	$(78,364,253)	$(7,352,324)

Basic and fully diluted loss per share	$(2.88)	$(0.36)

Continuing operations	$(2.88)	$(0.37)

Discontinued operations	$0.00	$0.01

Weighted average common shares outstanding	27,048,127	17,340,152

18. Related Party Transactions
     The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at December 31, 2005 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment

Christenson Leasing LLC(a)(g)	T. I. lease	December 2007	168,345	7,940
Christenson Leasing LLC(a)(g)	Vehicle leases	various	76,693	various
Christenson Leasing LLC(a)(g)	Equipment lease	December 2007	—	(f)60,000
JMW Group, LLC(a)	Note payable	August 2006	303,225	(c) 41,667
JMW Group, LLC(a)	Indemnity fees	Open obligation	—	(i) 12,500
Aequitas Capital Management(a)	Note payable	April 2006	65,447	various
Rod Boucher(h)	Note payable	September 13, 2008	329,033	11,309
William C. McCormick	Note payable	July 2005	(i)250,000	interest only
Mark Walter	Bond guarantee fees	Open obligation	—	(b)1,200
Destination Microfield, LLC(d)	Vehicle lease	August 2006	—	(e)36,350
William C. McCormick	Indemnity fees	Open obligation	—	3,246
John B. Conroy	Note receivable	September 2005	66,250	—

(a)	Robert J. Jesenik, a former director owns a significant interest in these entities.

(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.

(c)	This payment amount is for principal only. An additional amount is due monthly which includes interest at prime plus 10%.

(d)	William C. McCormick, Chairman of our board of directors, holds a minority ownership interest in this entity.

(e)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on December 31, 2005.

(f)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.

(g)	William C. McCormick holds a beneficial minority ownership interest in this company.

(h)	This debt was paid in full in October 2005 in connection with a private placement.

(i)	This note represents deferred salaries and expenses payable to Mr. Boucher prior to the acquisition of EnergyConnect.

(j)	These indemnity fees are payments made on standby letters of credit which are in place to guarantee payments to vendors on specific jobs.
Terms and conditions of each of the notes and agreements are listed below.
Notes Payable to Destination Capital, LLC
     On January 22, 2004, we entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which we agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director, holds a significant interest. Under the terms of the agreement between us and Destination, we paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $0.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. During the 6 month agreement period, we issued incentive stock options at $0.31 per share, therefore the price per share used for these warrants was reduced to $0.31. We initially were obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.1%, volatility of 152%, fair market value of our stock of $.48 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the six-month term of the debt. This debt was outstanding on February 1, 2004, March 1, 2004 and April 1, 2004 and in accordance with the terms of the note agreement, we are further obligated to issue additional warrants to purchase 1,053,159 shares of our common stock. These warrants were valued using the Black Scholes pricing model. The assumptions used included risk free rates ranging from of 3.1% to 3.3%, volatility of 152%, remaining lives of 5 years for each warrant issuance, and fair market values of our stock on those three dates of $0.46, $0.60 and $0.62 per share, respectively. The fair value of these warrants in the amount of $780,373 was recorded as interest expense in the consolidated statement of operations for the year ended January 1, 2005. At the date of each of those warrant issuances, we did not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants was classified as liability for warrant settlement on the consolidated balance sheet. On September 1, 2004, our shareholders voted to increase our authorized common shares from 25,000,000 to 125,000,000. The fair market values of these warrants were re-measured on that date and reclassified as common stock warrants in the shareholders’ equity section on the balance sheet, with the increase or decrease in their values recorded as an increase or reduction of interest expense in the consolidated statement of operations. The Note was repaid in full during April 2004.
     On August 24, 2004 we entered into a Business Loan Agreement with Destination under which we can borrow up to $2,000,000 based on Destination’s discretion and funds availability. Under the terms of the agreement, we pay interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of our assets or stock , or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of our stock or our subsidiary. Additionally, we will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by us while the loan is outstanding. Beginning August 1, 2004, we were obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

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

     We were obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of our stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the twenty-four month term of the debt. The warrants issued from September 1, 2004 through July 1, 2005 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.39% to 4.17%, volatility percentages ranging from 121% to 155%, remaining lives of 5 years for each warrant issuance, and fair market values of our stock ranging from $0.30, to $0.60 per share. At the time these warrant obligations arose, we had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of the warrants issued from September 1, 2004 through July 2, 2005, $604,955, were classified as common stock warrants in the shareholders’ equity (deficit) section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.
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
Note Payable to Rod Boucher
     On October 13, 2005, as a part of the acquisition of EnergyConnect, we assumed the liabilities of EnergyConnect. Included in the liabilities was a note payable to Rod Boucher. Mr. Boucher became our Chief Executive Officer as of the date of the acquisition. The note represents expenses within EnergyConnect prior to the acquisition. The note is in the amount of $329,033, with monthly payments of $11,309, including interest at prime plus 10%, due on the 13th of each month through September 13, 2008. As of February 28, 2006, no payments had been made on this obligation.
Note Payable to William McCormick
On January 28, 2005, the Company entered into a promissory note agreement with William McCormick in the amount of $250,000. Pursuant to the terms of the note, monthly payments of interest only at 15% per annum, are due on the 28th day of each month starting on February 28, 2005. The note was to be paid in full on July 28, 2005. As of the date of this filing the note has not been repaid, and there was interest outstanding at December 31, 2005 of $12,534.
Bond Guarantee Fees
Christenson Velagio
     A certain number of Christenson Velagio construction projects require us to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. We had has an agreement with Mark Walter, our president under which at quarter end pays Walter between $600 and $1,200 per month for his personal guarantee of this bond liability. The guarantee fee is computed as 10% of the open liability under bonds issued for Christenson Velagio.
Christenson Electric
     Certain construction projects within Christenson Electric required standby letters of credit. Our chairman of the board of directors has provided two letters of credit in the amounts of $100,000 and $193,000, for which he is paid indemnity fees. Under the $100,000 letter of credit agreement, Mr. McCormick is paid a fee of 15% of the letter of credit amount. Under the $193,000 letter of credit, Mr. McCormick is paid a fee of 15% per annum of the open liability of the issuer of the letter of credit, plus 1% of the gross profit of the job requiring the letter of credit. The open liability fee is calculated and paid monthly.
     We also had an unrelated party guarantee a $1 million standby letter of credit issued as security for a large construction job. This party is paid a fee of 15% of the letter of credit amount for providing this security. This agreement also requires a secondary indemnity, should funds be drawn against this letter of credit, the substantial majority of which has been provided by Aequitas Capital Management, a related party. Robert Jesenik, our former director, is a principal shareholder and CEO of Aequitas. Aequitas charges an additional fee of 15% of the letter of credit amount. Aequitas is also indemnified by Christenson Electric should it have to indemnify the primary guarantor.
Tenant improvement lease
     On December 30, 2002, Christenson Electric entered into a non-cancelable operating lease agreement with Christenson Leasing, LLC (CLC) covering $300,000 of leasehold improvements in our facility. The terms of the lease call for monthly payments of $7,500 including interest at 17.3% through December 2007. Christenson Electric was in default under the lease terms, which default was cured in March 2005, with the resumption of payments due under the lease under a modified payment plan arrangement.
     On July 1, 2005, Christenson Electric entered into a promissory note with Aequitas Capital Management, a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. No payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to Aequitas Capital, which we consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. As of December 31, 2005, the payments on this note had not been made as scheduled, the balance on the note was $65,447, and it was in default.
Equipment Lease Agreement
     On December 31, 2002, Christenson Electric entered into a sale and leaseback agreement with Christenson Leasing, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, Christenson Velagio’s predecessor, Christenson Technology entered into a sublease agreement with Christenson Electric for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease Christenson Velagio paid Christenson Electric $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, we modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was be paid to the lessor in an equivalent amount of our Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.
     In July 2005, the lease agreement between Christenson Electric and CLC was renegotiated, with a portion of the remaining operating lease obligation converted to a $500,000 note payable. In accordance with that agreement, the $100,000 monthly lease payment owed by CEI under the lease was reduced to $60,000 per month starting with the payment due on November 1, 2005. The $500,000 note was paid in full by Christenson Electric in October 2005.
Master Vehicle Lease Agreements
Christenson Velagio
     We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick. In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease. In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007. The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate. This adjustment is made on an annual basis.
Christenson Electric

     We, through our subsidiary Christenson Electric is party to an agreement with CLC under which Christenson Electric leases its vans and trucks. In accordance with the terms of the agreement, we pay to CLC a varying amount each month representing the lease and maintenance costs of those vehicles. The lease is a month to month agreement that is modified with each addition or removal or vehicles.
Real Property Sub Leases
     On September 1, 2003, Christenson Velagio entered into seven real property subleases with Christenson Electric for use of buildings, offices and storage yards to house the operations and property of Christenson Velagio. Christenson Electric, as the sublessor, is party to a master property lease with an unrelated party. Christenson Velagio has operating activities in Portland and Eugene, Oregon. The monthly sublease payments totaled $54,464 through November 30, 2004. On November 30, 2004, we terminated our lease with Christenson Electric for space in the Thurman Building and entered into a lease directly with the building owner for a smaller space in the building. We also are lessees to a facility which we have subleased to a third party. Under this lease, we pay $32,352 per month to our lessor, and receive $25,000 per month from our subleasee. This sublease agreement is scheduled to terminate in February 2006. Our obligation under the master lease for this facility ends in September 2008.
     As of December 31, 2005 our total real property lease payments totaled $87,491, of which $675 was on a month-to-month basis. The remaining $86,816 is due on leases with maturity dates between July 2007 and October 2008. The rent per month on the Thurman Building is $38,898.
Administrative Services Agreement
     On September 15, 2003, Christenson Technology entered into an administrative services agreement with Christenson Electric for the extension of certain administrative and related services by us to Christenson Electric. Under the terms of the agreement, certain employees provided administrative and related services to Christenson Electric upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by Christenson Electric. During the first quarter of 2005, the payment by Christenson Electric for these services was renegotiated to approximately $12,500 per month as the cost of services to Christenson Electric has been reduced. With the acquisition of Christenson Electric by us on July 20, 2005, the monthly charges by Christenson Velagio were discontinued.
Note receivable
     In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share. Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At December 31, 2005, accrued interest receivable under this note totaled $27,932. We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.
19. Commitments and Contingencies
Manufacturing and Purchase Commitments
The Company purchases inventory on an as needed basis. There are no purchase commitments for products that the Company uses in the performance of its services.
Operating lease commitments

The Company is party to a number of operating lease agreements, many of which are included in Note 18 above. Following is a schedule of the Company’s annual operating lease commitments for the coming five years.

Year	Amount
2006	$2,230,615
2007	1,804,850
2008	673,984
2009	7,500
2010 and beyond	—

Total	$4,716,949

Rental expenses charged to operations for the year ended December 31, 2005 and January 1, 2005 were $700,868 and $490,337, respectively.
20. Legal Proceedings
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
On May 11, 2005 the Company and Mr. Underwood entered into a Settlement Agreement under which both parties agreed to drop their respective lawsuits. The Settlement Agreement provides that the Company and certain defendants will jointly and severally purchase Mr. Underwood’s Microfield Stock for the aggregate purchase price of $362,500. The purchase price will be allocated as follows: $50,000 to the purchase of Mr. Underwood’s 119,050 Series 2 preferred shares and the balance to the purchase of Mr. Underwood’s 3,404,958 common shares. Additionally, the Settlement Agreement terminates Mr. Underwood’s Microfield Warrant. Payment under the Settlement Agreement occurred as scheduled on August 1, 2005. Microfield assigned its right to purchase these shares to Energy Fund II, LLC, a significant shareholder, which purchased all of Underwood’s shares in the settlement.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the periods covered by this Annual Report, we conducted evaluations, under the supervision and with the participation of our President and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange). Based on their evaluations, our President and CFO concluded that our disclosure controls and procedures need additional improvement. As of December 31, 2005 our disclosure controls and procedures were adequately effective to ensure timely reporting with the Securities and Exchange Commission, but needed additional improvement in general. Our management has undergone a limited process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. The Company hired a new CFO in September 2005, and a new Corporate Controller in February 2006. The Company has the objective of being in compliance with all Sarbanes-Oxley mandates prior to its required date in 2007. This objective includes a complete review and documentation of the internal controls and procedures in place, with changes to those controls and procedures as deemed necessary to comply with Sarbanes-Oxley.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), Microfield management, including the President, also conducted an evaluation of Microfield’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Microfield’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended December 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Financial Reporting
During the course of the audit of the Company’s December 31, 2005 financial statements, the Company’s registered independent public accounting firm identified certain material weaknesses relating to the Company’s internal controls and procedures within the areas of revenue recognition, accounts payable, cash disbursements, inventory accounting and document retention. Certain of these internal control deficiencies may also constitute deficiencies in the Company’s disclosure controls.
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
Revenue recognition
•	Criteria and procedures established defining approved customer contracts

•	Control function established to review and monitor compliance to new procedures

•	Improved document control and file check out procedures

•	Procedure established defining consistent percentage completion Gross Margin estimation process
Cash Disbursements and liability recognition
•	Document control system established and monitored for compliance

•	Cut off procedures formalized and consistently applied

•	Centralized departmental budgets and accountability established

•	Purchasing procedures have been formalized and implementation has begun
Account Reconciliations
•	Procedures established and personnel assigned to reconcile key accounts on a timely basis

•	Control function added to review reconciliations
Timely Closing of Books
•	Management identified a material weakness based on the Company’s delay in closing its books.

To correct the material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and review. Specific checklists will be developed for non-quarter end months, quarter end months and the annual close. These checklists have been developed and will be implemented in the second quarter 2006 close process and utilized in the preparation of the second quarter 2006 Form 10-Q and subsequent period ends.
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

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
     The following table sets forth information regarding our directors and executive officers as of December 31, 2005:

Name	Age	Positions
Rodney M. Boucher	58	Chief Executive Officer and Director
A. Mark Walter	41	President and Director
Randall R. Reed	49	Chief Financial Officer
Gene Ameduri	57	Director
William C. McCormick	72	Chairman of the Board of Directors
Michael W. Stansell	62	Director
Gary D. Conley	45	Director
Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are six directors on our board of directors. During 2005, our Directors were not compensated in cash for their services. Starting with the February 2006 board meeting, those directors considered as outside directors, will be compensated $500 for each board meeting held at the Company’s headquarters or other location where the director is required to travel. Each year at the discretion of the board, directors are awarded a certain number of non-qualified stock options. During 2005 board members were awarded 50,000 shares each for their service in 2004. No awards for 2005 service have been awarded. Gary Conley was awarded 50,000 non-qualified options in 2006 for joining the Company’s board of directors. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.
Rodney M. Boucher joined us through the acquisition of EnergyConnect. He was appointed Chief Executive Officer on that date. Prior to that date Mr. Boucher was the founder, President and CEO of EnergyConnect, Inc. from its inception in 1998 until its acquisition by us in October 2005. Before forming EnergyConnect Mr. Boucher was Chief Executive Officer of Calpine Power Services and Senior Vice President of Calpine Corporation from 1995 to 1998. Prior to that Mr. Boucher served as Chief Operating Officer of Citizens Power and Light and held a number of senior management positions with PacifiCorp and United Illuminating Company including Chief Information Officer, Vice President of Operations, Vice President of Power Resources, and Director of Engineering. Mr. Boucher holds an AMP certificate from Harvard Business School, a MS in electrical engineering from Rensselaer Polytechnic University and a Bachelor of Science from Oregon State University. Mr. Boucher is a member of several non-profit boards and a senior fellow of the American Leadership Forum.
A. Mark Walter joined us in January 2003 when he was appointed Director of Operations and held various management positions within our wholly owned subsidiary, Christenson Velagio, before his promotion to Senior Vice President and Chief Operating Officer of Christenson Velagio in January 2004. Mr. Walter was appointed President of Microfield and Christenson Velagio in November 2004, and appointed to the Board of Directors in April 2005. Mr. Walter has 18 years of experience in leading profitable commercial and industrial electrical services businesses. Prior to joining Christenson Velagio, Mr. Walter was Operations Director for Power City Electrical, a regional electrical company, from 1992 to 2002.
Randall R. Reed joined us in September 2005 when he was appointed Chief Financial Officer. Mr. Reed provided financial, accounting and SEC consulting for us from September 2002 through September 2005 through his consulting firm Reed Financial Services, which he operated from January 2001 through September 2005. From July 1999 to January 2001, Mr. Reed was Chief Financial Officer for Dry, Inc. a consumer products company. Mr. Reed was Chief Financial Officer and Controller of Microfield Graphics, Inc., a publicly traded manufacturer of technology products from August 1985 to July 1999. Prior to his position there he was with Coopers & Lybrand, an international public accounting firm, from 1981 to 1985. Mr. Reed is a CPA.

Gene Ameduri joined us in October 2005 through our acquisition of EnergyConnect, Inc. On that date he was named President of EnergyConnect. He joined EnergyConnect in 2003 as Senior Vice President. Prior to that, Mr. Ameduri was with Roth Brothers, Inc., a mechanical contractor. Roth Brothers is a subsidiary of First Energy. He was there from 1981 to 2003, and held the office of Vice President of the Facilities Automation Division among other management positions.
William C. McCormick joined us in January 2004 as Interim Chief Executive Officer and resigned that post in November 2004 with the appointment of A. Mark Walter as President of Christenson Velagio. Prior to coming to us, Mr. McCormick was Chief Executive Officer of Precision Castparts, Corp., a publicly traded aerospace company, from August 1994 to August 2002. He also served as the Chairman of the board of directors there from October 1994 to August 2003. Mr. McCormick joined Precision Castparts in April 1985. Prior to Precision Castparts, Mr. McCormick spent 32 years at General Electric in various businesses, including GE Aircraft Engines, Carboloy Systems, Distribution Equipment, and Industrial Electronics. Mr. McCormick serves on the board of directors and is Chair of the Audit Committee of Merix Corporation, a publicly traded manufacturer of high performance interconnect products. He serves on the boards of several other “for profit” and non profit companies. McCormick holds a BS in Mathematics from the University of Cincinnati.
Michael W. Stansell joined us in November 1985 as Director of Manufacturing and was appointed Vice President, Operations, in January 1987. Mr. Stansell was appointed to our board of directors in November 1999 and served as our President from November 1999 until October 2002. Mr. Stansell was a division manufacturing manager, among other positions, at Tektronix Corporation from August 1965 through October 1985.
Gary D. Conley was elected as a director on December 13, 2005. Mr. Conley is currently the CEO of SolFocus, a concentrator of solar technology founded to commercialize advanced concentrator solar technology. Mr. Conley was CEO of GuideTech, a manufacturer of semiconductor test equipment from July 2003 to February 2005. Prior to that, Mr. Conley was Senior Vice President in charge of the Memory Test Division at Credence Corporation, a manufacturer of semiconductor test equipment, from May 1993 to November 1996. Mr. Conley was President of EPRO, a manufacturer of semiconductor test equipment from January 1990 to May 1993, at which time the business was sold to Credence. Mr. Conley has been an active investor in early stage, advanced technology companies. He sits on the boards of several companies. Mr. Conley holds a BS degree in Physics from the University of South Florida.
Compliance with Section 16(a) of the Exchange Act
This information will be supplied in the Company’s proxy statement filing.
Audit Committee
The Audit Committee charter was discussed, reviewed and adopted February 6, 2003. With the turnover of directors that occurred in 2005, the board met and appointed new members to the audit committee on December 13, 2005. The Audit Committee now consists of Mr. McCormick and Mr. Stansell. The Board of Directors has determined that Mr. McCormick is an “audit committee financial expert” as defined in SEC rules. The audit committee held several meetings during fiscal year 2005 coincident with the filing of SEC quarterly Forms 10-QSB and other press releases involving financial matters. Mr. Hanlin served as Chairman of the Audit Committee until his resignation in February 2005, at which time Mr. Jesenik became Chairman of the committee. On December 13, 2005, Mr. McCormick was appointed Chairman of the audit committee.
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
Governance Committee
The Company adopted its Code of Ethics in February 2003. The Governance committee members for 2005 included Mr. McCormick and Mr. Steven Wright, a former director who resigned as a director on October 13, 2005. On December 13, 2005, the board of directors appointed Mr. Boucher and Mr. Walter as members of its

Governance committee. The governance committee had informal meetings and discussions throughout 2004. The current policy requires that the governance committee consist of two Board Members. A copy of the Code of Ethics is available from the Company by contacting Mr. Michael W. Stansell, c/o Microfield Group, Inc., 1631 NW Thurman St., Suite 200, Portland, Oregon 97209.
Compensation Committee
The Company’s compensation committee for 2005 consisted of Mr. McCormick, and Mr. Robert J. Jesenik, a former director who resigned as a director on October 13, 2005. On December 13, 2005, the board of directors appointed Mr. Ameduri as the member of the Compensation committee, and Gary Conley was added as a member on February 22, 2006. The compensation committee had one formal meeting during the year and numerous informal meetings and discussions throughout 2005. The committee determines the compensation level, option grants and other compensation for the executive officers of the Company.
Item 10. Executive Compensation
Summary of Cash and Certain Other Compensation
The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for fiscal years 2005, 2004 and 2003.
SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards
	Annual Compensation			Securities
				Underlying	All Other
	Fiscal			Options	Compensation
	Year	Salary($)	Bonus($)	(#)	($)
Rodney M. Boucher (1)	2005	62,500	—	—	—
Chief Executive Officer	2004	—	—	—	—
and Director	2003	—	—	—	—

A. Mark Walter (2)	2005	153,939	—	1,000,000	7,200
President and Director	2004	68,289	—	200,000	7,200
	2003	89,362	—	—	7,200

Randall R. Reed (3)	2005	56,000	—	100,000	—
Chief Financial Officer	2004	—	—	—	—
	2003	—	—	—	—

Gene Ameduri (4)	2005	41,667	—	—	—
President of EnergyConnect	2004	—	—	—	—
And Director	2003	—	—	—	—

William C. McCormick (5)	2005	—	—	1,050,000	—
Former Interim Chief	2004	—	—	1,200,000	—
Executive Officer and Director	2003	—	—	—	—

Gary M. Kapral (6)	2005	68,289	—	—	—
Chief Financial Officer	2004	138,462	—	150,000	—
	2003	—	—	—	—

(1)	Mr. Boucher was appointed the Company’s Chief Executive Officer on October 13, 2005.

(2)	Mr. Walter was appointed the Company’s President effective November 18, 2004. Prior to this appointment he served as the Company’s Senior Vice President and Chief Operating Officer.

(3)	Mr. Reed was appointed the Company’s Chief Financial Officer on September 19, 2005.

(4)	Mr. Ameduri was appointed President of EnergyConnect on October 13, 2005.

(5)	Mr. McCormick was appointed Interim CEO effective January 21, 2004. He held this position with no cash compensation. He resigned that position effective November 15, 2004 with the appointment of A. Mark Walter as President. Mr. McCormick is Chairman of the Board of Directors.

(6)	Mr. Kapral was appointed the Company’s Chief Financial Officer effective May 17, 2004. He left the Company in March 2005.
Options Granted in Last Fiscal Year
During 2005, the Company granted 1,000,000 incentive stock options to purchase Microfield Group, Inc. common stock under the Company’s Stock Incentive Plan to the named officers. One nonqualified option for 100,000 options was issued to a current executive officer, in 2005, prior to his employment with the Company. No other current executive officers received options exercisable for shares of the Company’s Common Stock during fiscal 2005. All other employees who are not currently executive officers of the Company received options exercisable for a total of 3,310,940 shares of the Company’s Common Stock during fiscal 2005. There were an additional 1,370,000 nonqualified stock options awarded to individuals or entities not employed by the Company. These included 1,200,000 options that were issued to directors of the Company, and 170,000 options that were issued to outside consultants.
Option Exercise and Holdings
     The following table provides information concerning the exercise of options during fiscal 2005 and unexercised options held as of the end of the fiscal year with respect to the named officers.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

			Number of
			Securities		Value of
			Underlying		Unexercised
			Unexercised		In-The-Money
	Shares		Options		Options
	Acquired	Value	At FY-End (#)		At FY-End ($) (2)
	On Exercise	Realized	exerciseable/		Exerciseable/		Grant	Expiration
Name	(#)	($) (1)	Unexerciseable		Unexerciseable		Date	Date

A. Mark Walter	—	—	47,917	52,083	$91,042	$98,958	1/22/04	1/22/09
			25,000	75,000	52,500	157,500	12/3/04	12/3/09
			166,667	833,333	358,333	1,791,667	4/29/05	4/29/10

Randy Reed	—	—	100,000	—	$166,000	—	8/23/05	8/23/10

William C. McCormick	—	—	1,150,000	50,000	$2,369,000	$103,000	11/12/04	11/12/09
	—	—	50,000	—	112,000	—	4/7/05	4/7/10
	—	—	166,667	833,333	276,667	1,383,333	8/23/05	8/23/10

(1)	Market value of the underlying securities at exercise date, minus exercise price of the options.

(2)	Market value of the underlying securities at December 31, 2005, $2.50 per share, minus exercise price of the unexercised options.

Item 11. Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of January 31, 2006 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of any class of the Company’s common or preferred stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

		Common Stock and
		Common Stock Equivalents
		Equivalent
		Common
		Shares	Approximate
Five Percent Shareholders, Directors, Director		Beneficially	Voting
	Nominees and Certain Executive Officers	Owned (1)	Percentage

(2)	JMW Group, LLC / Aequitas Capital Management	13,486,208	22.8%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(3)	Energy Fund II	14,197,577	23.6%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(4)	Vince Cushing	9,703,245	16.3%
	c/o Entwistle & Cappucci, LLP
	333 West Wacker Dr., Suite 2070
	Chicago, IL 60606
(5)	Christenson Group, LLC / CEAC	6,328,017	10.6%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(6)	Christenson Leasing/Destination Capital, LLC	3,748,172	6.3%
	805 SW Broadway, Suite 560
	Portland, OR 97205
(7)	William C. McCormick	2,105,203	3.5%
	1631 NW Thurman Street, Suite 200
	Portland, OR 97209
(8)	Rodney M. Boucher	14,818,025	23.9%
	5487 Vicenza Way
	San Jose, CA 95138
(9)	Michael Stansell	230,602	* %
	1631 NW Thurman Street, Suite 200
	Portland, OR 97209
(10)	A. Mark Walter	310,417	* %
	1631 NW Thurman Street, Suite 200
	Portland, OR 97209
(11)	Gene Ameduri	9,500,199	16.0%
	1631 NW Thurman Street, Suite 200
	Portland, OR 97209
(12)	Randall R. Reed	100,001	* %
	1631 NW Thurman Street, Suite 200
	Portland, OR 97209
	Gary D. Conley	—	* %
	1631 NW Thurman Street, Suite 200
	Portland, OR 97209
(13)	All directors and executive officers as a group as of 5/31/05 (5 persons)	26,974,447	39.6%

*	Less than 1%

(1)	Shares to which the person or group has the right to acquire within 60 days after January 31, 2006 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(2)	Includes 2,073,333 common equivalent preferred shares outstanding as of January 31, 2006, and 1,687,387 warrants convertible into common stock within 60 days after January 31, 2006.

(3)	Includes 119,050 common equivalent preferred shares outstanding as of January 31, 2006, and 84,200 warrants convertible into common stock within 60 days after January 31, 2006.

(4)	Includes 4,060,914 warrants convertible into common stock within 60 days after January 31, 2006.

(5)	Includes 4,328,017 common equivalent preferred shares outstanding as of January 31, 2006.

(6)	Includes 3,241,922 common equivalent preferred shares outstanding as of January 31, 2006, and 506,250 warrants convertible into common stock within 60 days after January 31, 2006.

(7)	Includes 263,158 common equivalent preferred shares outstanding as of January 31, 2006, and 1,635,000 warrants and options convertible into common stock within 60 days after January 31, 2006.

(8)	Includes 263,158 common equivalent preferred shares outstanding as of January 31, 2006, and 6,091,371 warrants convertible into common stock within 60 days after January 31, 2006.

(9)	Includes 50,000 options convertible into common stock within 60 days after January 31, 2006.

(10)	Includes 310,417 options convertible into common stock within 60 days after January 31, 2006.

(11)	Includes 3,857,868 warrants convertible into common stock within 60 days after January 31, 2006.

(12)	Includes 100,000 options convertible into common stock within 60 days after January 31, 2006.

(13)	Includes 526,316 common equivalent preferred shares outstanding as of January 31, 2006, and 12,085,655 warrants and options convertible into common stock within 60 days after January 31, 2006.
Item 12. Certain Relationships and Related Transactions
     We have a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at December 31, 2005 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment

Christenson Leasing LLC(a)(g)	T. I. lease	December 2007	168,345	7,940
Christenson Leasing LLC(a)(g)	Vehicle leases	various	76,693	various
Christenson Leasing LLC(a)(g)	Equipment lease	December 2007	—	(f)60,000
JMW Group, LLC(a)	Note payable	August 2006	303,225	(c) 41,667
JMW Group, LLC(a)	Indemnity fees	Open obligation	—	(i) 12,500
Aequitas Capital Management(a)	Note payable	April 2006	65,447	various
Rod Boucher(h)	Note payable	September 13, 2008	329,033	11,309
William C. McCormick	Note payable	July 2005	(i)250,000	interest only
Mark Walter	Bond guarantee fees	Open obligation	—	(b)1,200
Destination Microfield, LLC(d)	Vehicle lease	August 2006	—	(e)36,350
William C. McCormick	Indemnity fees	Open obligation	—	3,246
John B. Conroy	Note receivable	September 2005	66,250	—

(a)	Robert J. Jesenik, a former director owns a significant interest in these entities.

(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.

(c)	This payment amount is for principal only. An additional amount is due monthly which includes interest at prime plus 10%.

(d)	William C. McCormick, Chairman of our board of directors, holds a minority ownership interest in this entity.

(e)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on December 31, 2005.

(f)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.

(g)	William C. McCormick holds a beneficial minority ownership interest in this company.

(h)	This debt was paid in full in October 2005 in connection with a private placement.

(i)	This note represents deferred salaries and expenses payable to Mr. Boucher prior to the acquisition of EnergyConnect.

(j)	These indemnity fees are payments made on standby letters of credit which are in place to guarantee payments to vendors on specific jobs.
Terms and conditions of each of the notes and agreements are listed below.
Notes Payable to Destination Capital, LLC
     On January 22, 2004, we entered into a Contract of Sale and Security Agreement with Destination Capital LLC (Destination) under which we agreed to sell up to 15% of its acceptable, eligible accounts receivable to Destination, in exchange for borrowing up to $600,000 from that entity under the terms of a Promissory Note. Destination is an entity in which Robert J. Jesenik, a shareholder and director, holds a significant interest. Under the terms of the agreement between us and Destination, we paid interest at the rate of 18% per annum on the amount of the note outstanding, and also issued warrants in the amount of 1% of the fully diluted common shares, per month, for each calendar month in which the Note was outstanding. The warrants have a five-year life and will be issued at the lower of $0.42 or the price of any other common or preferred equity issued in the six months following the date of the agreement. During the 6 month agreement period, we issued incentive stock options at $0.31 per share, therefore the price per share used for these warrants was reduced to $0.31. We initially were obligated to issue warrants to purchase 350,387 common shares at the time this note was issued. The fair value of these warrants was determined to be $155,221 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.1%, volatility of 152%, fair market value of our stock of $.48 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the six-month term of the debt. This debt was outstanding on February 1, 2004, March 1, 2004 and April 1, 2004 and in accordance with the terms of the note agreement, we are further obligated to issue additional warrants to purchase 1,053,159 shares of our common stock. These warrants were valued using the Black Scholes pricing model. The assumptions used included risk free rates ranging from of 3.1% to 3.3%, volatility of 152%, remaining lives of 5 years for each warrant issuance, and fair market values of our stock on those three dates of $0.46, $0.60 and $0.62 per share, respectively. The fair value of these warrants in the amount of $780,373 was recorded as interest expense in the consolidated statement of operations for the year ended January 1, 2005. At the date of each of those warrant issuances, we did not have sufficient authorized common shares to effect the exercise of these warrants, accordingly, the fair value of all of these warrants was classified as liability for warrant settlement on the consolidated balance sheet. On September 1, 2004, our shareholders voted to increase our authorized common shares from 25,000,000 to 125,000,000. The fair market values of these warrants were re-measured on that date and reclassified as common stock warrants in the shareholders’ equity section on the balance sheet, with the increase or decrease in their values recorded as an increase or reduction of interest expense in the consolidated statement of operations. The Note was repaid in full during April 2004.
     On August 24, 2004 we entered into a Business Loan Agreement with Destination under which we can borrow up to $2,000,000 based on Destination’s discretion and funds availability. Under the terms of the agreement, we pay interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of our assets or stock , or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of our stock or our subsidiary. Additionally, we will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by us while the loan is outstanding. Beginning August 1, 2004, we were obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

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

     We were obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of our stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the twenty-four month term of the debt. The warrants issued from September 1, 2004 through July 1, 2005 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.39% to 4.17%, volatility percentages ranging from 121% to 155%, remaining lives of 5 years for each warrant issuance, and fair market values of our stock ranging from $0.30, to $0.60 per share. At the time these warrant obligations arose, we had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of the warrants issued from September 1, 2004 through July 2, 2005, $604,955, were classified as common stock warrants in the shareholders’ equity (deficit) section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.
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
Note Payable to Rod Boucher
     On October 13, 2005, as a part of the acquisition of EnergyConnect, we assumed the liabilities of EnergyConnect. Included in the liabilities was a note payable to Rod Boucher. Mr. Boucher became our Chief Executive Officer as of the date of the acquisition. The note represents expenses within EnergyConnect prior to the acquisition by. The note is in the amount of $329,033, with monthly payments of $11,309, including interest at prime plus 10%, due on the 13th of each month through September 13, 2008. As of February 28, 2006, no payments had been made on this obligation.
Note Payable to William McCormick
On January 28, 2005, the Company entered into a promissory note agreement with William McCormick in the amount of $250,000. Pursuant to the terms of the note, monthly payments of interest only at 15% per annum, are due on the 28th day of each month starting on February 28, 2005. The note was to be paid in full on July 28, 2005. As of the date of this filing the note has not been repaid, and there was interest outstanding at December 31, 2005 of $12,534.
Bond Guarantee Fees
Christenson Velagio

     A certain number of Christenson Velagio construction projects require us to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. We had has an agreement with Mark Walter, our president under which at quarter end pays Walter between $600 and $1,200 per month for his personal guarantee of this bond liability. The guarantee fee is computed as 10% of the open liability under bonds issued for Christenson Velagio.
Christenson Electric
     Certain construction projects within Christenson Electric required standby letters of credit. Our chairman of the board of directors has provided two letters of credit in the amounts of $100,000 and $193,000, for which he is paid indemnity fees. Under the $100,000 letter of credit agreement, Mr. McCormick is paid a fee of 15% of the letter of credit amount. Under the $193,000 letter of credit, Mr. McCormick is paid a fee of 15% per annum of the open liability of the issuer of the letter of credit, plus 1% of the gross profit of the job requiring the letter of credit. The open liability fee is calculated and paid monthly.
     We also had an unrelated party guarantee a $1 million standby letter of credit issued as security for a large construction job. This party is paid a fee of 15% of the letter of credit amount for providing this security. This agreement also requires a secondary indemnity, should funds be drawn against this letter of credit, the substantial majority of which has been provided by Aequitas Capital Management, a related party. Robert Jesenik, our former director, is a principal shareholder and CEO of Aequitas. Aequitas charges an additional fee of 15% of the letter of credit amount. Aequitas is also indemnified by Christenson Electric should it have to indemnify the primary guarantor.
Tenant improvement lease
     On December 30, 2002, Christenson Electric entered into a non-cancelable operating lease agreement with Christenson Leasing, LLC (CLC) covering $300,000 of leasehold improvements in our facility. The terms of the lease call for monthly payments of $7,500 including interest at 17.3% through December 2007. Christenson Electric was in default under the lease terms, which default was cured in March 2005, with the resumption of payments due under the lease under a modified payment plan arrangement.
     On July 1, 2005, Christenson Electric entered into a promissory note with Aequitas Capital Management, a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. No payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to Aequitas Capital, which we consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. As of December 31, 2005, the payments on this note had not been made as scheduled, the balance on the note was $65,447, and it was in default.
Equipment Lease Agreement
     On December 31, 2002, Christenson Electric entered into a sale and leaseback agreement with Christenson Leasing, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, Christenson Velagio’s predecessor, Christenson Technology entered into a sublease agreement with Christenson Electric for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease Christenson Velagio paid Christenson Electric $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, we modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was be paid to the lessor in an equivalent amount of our Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.
     In July 2005, the lease agreement between Christenson Electric and CLC was renegotiated, with a portion of the remaining operating lease obligation converted to a $500,000 note payable. In accordance with that agreement, the $100,000 monthly lease payment owed by CEI under the lease was reduced to $60,000 per month starting with the payment due on November 1, 2005. The $500,000 note was paid in full by Christenson Electric in October 2005.
Master Vehicle Lease Agreements
Christenson Velagio
     We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick. In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease. In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007. The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate. This adjustment is made on an annual basis.
Christenson Electric
     We, through our subsidiary Christenson Electric is party to an agreement with CLC under which Christenson Electric leases its vans and trucks. In accordance with the terms of the agreement, we pay to CLC a varying amount each month representing the lease and maintenance costs of those vehicles. The lease is a month to month agreement that is modified with each addition or removal or vehicles.
Real Property Sub Leases
     On September 1, 2003, Christenson Velagio entered into seven real property subleases with Christenson Electric for use of buildings, offices and storage yards to house the operations and property of Christenson Velagio. Christenson Electric, as the sublessor, is party to a master property lease with an unrelated party. Christenson Velagio has operating activities in Portland and Eugene, Oregon. The monthly sublease payments totaled $54,464 through November 30, 2004. On November 30, 2004, we terminated our lease with Christenson Electric for space in the Thurman Building and entered into a lease directly with the building owner for a smaller space in the building. We also are lessees to a facility which we have subleased to a third party. Under this lease, we pay $32,352 per month to our lessor, and receive $25,000 per month from our subleasee. This sublease agreement is scheduled to terminate in February 2006. Our obligation under the master lease for this facility ends in September 2008.
     As of December 31, 2005 our total real property lease payments totaled $87,491, of which $675 was on a month-to-month basis. The remaining $86,816 is due on leases with maturity dates between July 2007 and October 2008. The rent per month on the Thurman Building is $38,898.
Administrative Services Agreement
     On September 15, 2003, Christenson Technology entered into an administrative services agreement with Christenson Electric for the extension of certain administrative and related services by us to Christenson Electric. Under the terms of the agreement, certain employees provided administrative and related services to Christenson Electric upon reasonable request. The agreement is subject to a 60-day notice period before termination by either party. The monthly payment for these services was determined at the effective date of the agreement to be approximately $35,000, with a provision to be adjusted as needed based on the level of usage of these services by Christenson Electric. During the first quarter of 2005, the payment by Christenson Electric for these services was renegotiated to approximately $12,500 per month as the cost of services to Christenson Electric has been reduced. With the acquisition of Christenson Electric by us on July 20, 2005, the monthly charges by Christenson Velagio were discontinued.
Note receivable
     In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share. Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for

$66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At December 31, 2005, accrued interest receivable under this note totaled $27,932. We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.
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
     10.22 Microfield Group, Inc. 2004 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form SB-2 dated February 13, 2006.
     ##10.23 Amended Articles of Incorporation expanding the authorized common shares, incorporated by reference to the Registrant’s Form 8-K dated September 14, 2004.
     10.24 Settlement Agreement between the Company, Kurt A. Underwood and various other parties, incorporated by reference to the Registrant’s Registration Statement on Form SB-2 dated February 13, 2006.
     10.25 Form of Stock Purchase Warrants to purchase Common Stock of Microfield Group, Inc. issued to ECI stockholders (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 19, 2005).
     20.01 Form of Agreement and Plan of Merger between Microfield Group, Inc. and Christenson Electric, Inc. Dated July 20, 2005 incorporated by reference to the Registrant’s Form 8-K dated July 26, 2005.
     20.02 Form of Agreement and Plan of Merger between Microfield Group, Inc. and EnergyConnect, Inc. dated October 13, 2005 incorporated by reference to the Registrant’s Form 8-K dated October 17, 2005.
     23.1 Consent of Russell Bedford Stefanou Mirchandani LLP, Independent Registered Certified Public Accounting Firm, filed herewith
     31.1 Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
**** Incorporated by reference to Exhibit 10.18 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 30, 2000.
***** Incorporated by reference to Exhibit 10.19 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 28, 2002.
****** Incorporated by reference to Exhibit 10.20 to Registrants Quarterly Report on Form 10-QSB for the three month period ended September 27, 2003.
## Incorporated by reference to Exhibits 10.21 and 10.23, as applicable, to Registrants Quarterly Report on Form 10-QSB for the three month period ended October 2, 2004.
(1) This exhibit constitutes a management contract, or compensatory plan or arrangement.
Item 14. Principal Accountant Fees and Services
The following is a summary of the fees billed to Microfield Group, Inc. by Russell, Bedford, Stefanou Mirchandani LLP and PricewaterhouseCoopers LLP for professional services rendered in connection with the fiscal years ended, December 31, 2005 and January 1, 2005, respectively.

	December 31,	January 1,
	2005	2005
Fee Type
Audit fees	$134,824	$222,095
Audit related fees	41,350	—
Tax fees	—	—
All other fees	—	—

Total fees	$176,174	$222,095

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
Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2005, were approved by the Company’s audit committee.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2006

MICROFIELD GROUP, INC.

	By:	/s/ Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Rodney M. Boucher	Chief Executive Officer and Director

Rodney M. Boucher	Date:

/s/ A. Mark Walter	President and Director

A. Mark Walter	Date:

/s/ Michael W. Stansell	Director

Michael W. Stansell	Date:

/s/ Gene Ameduri	Director

Gene Ameduri	Date:

/s/ William C. McCormick	Director

William C. McCormick	Date: