Form 10-Q
period 2006-04-01
MICROFIELD GROUP INC
filed 2006-05-16
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number : 0-26226
MICROFIELD GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Oregon	93-0935149
(State or other jurisdiction	(I. R. S. Employer
of incorporation or organization)	Identification No.)
111 SW Columbia, Suite 400
Portland, Oregon 97201
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares outstanding of the Registrant’s Common Stock as of April 2, 2005 was 62,702,303 shares. (This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability).
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MICROFIELD GROUP, INC.
FORM 10-Q

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$315,764	$729,016
Accounts receivable, net of allowances of $226,097 and $228,767	8,042,894	8,557,755
Inventory, net of allowances	316,345	720,769
Costs in excess of billings	1,436,091	2,039,040
Other current assets	682,389	607,793

Total current assets	10,793,483	12,654,373

Property and equipment, net	547,210	450,988
Intangible assets, net	5,904,473	6,008,937
Goodwill	35,962,766	35,962,766
Other assets	88,763	164,283

	$53,296,695	$55,241,347

Current liabilities:
Cash disbursed in excess of available funds	$647,059	$942,436
Accounts payable	6,947,121	7,141,573
Accrued payroll taxes and benefits	1,709,871	1,762,626
Bank line of credit (Note 4)	6,055,003	5,957,470
Current portion of notes payable (Note 4)	977,204	950,993
Current portion of notes payable – related parties (Note 4)	559,372	727,766
Billings in excess of costs	521,255	802,640
Other current liabilities	80,037	67,052

Total current liabilities	17,496,922	18,352,556

Long-term liabilities:
Long term notes payable (Note 4)	1,486,591	1,605,477
Long term notes payable – related parties (Note 4)	432,727	464,977
Warrant liability	10,686,291	6,790,462
Derivative liability – notes	—	123,928

Total long-term liabilities	12,605,609	8,984,844

Commitments and contingencies	—	—
Shareholders’ equity :
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 4,521,907 and 5,875,241 shares issued and outstanding, respectively	1,799,299	2,367,699
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 2,446 and 3,485 shares authorized and outstanding, respectively	1,027,510	1,463,658
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 2,287 and 4,392 shares authorized and outstanding, respectively	843,424	1,643,423
Common stock, no par value, 125,000,000 shares authorized, 62,702,303 and 55,557,870 shares issued and outstanding, respectively	95,081,276	91,532,139
Common stock warrants	37,158,195	38,391,161
Accumulated deficit	(112,715,540)	(107,494,133)

Total shareholders’ equity	23,194,164	27,903,947

	$53,296,695	$55,241,347

See accompanying notes to unaudited condensed consolidated financial information

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Sales	$15,833,167	$8,894,684

Cost of goods sold	13,059,663	7,004,122

Gross profit	2,773,504	1,890,562

Operating expenses
Sales, general and administrative	3,196,588	1,566,789
Amortization of purchased intangibles	133,022	27,638
Stock based compensation	497,342	—

Gain (loss) from operations	(1,053,448)	296,135

Other income (expense)
Interest expense	(522,796)	(382,830)
Derivative income (expense)	(3,895,829)	10,225
Other income	233,598	10,898

Loss from continuing operations	(5,238,475)	(65,572)
Discontinued operations:
Gain on discontinued operations	17,068	25,062

Loss before provision for income taxes	(5,221,407)	(40,510)

Provision for income taxes
Net loss	$(5,221,407)	$(40,510)

Deemed preferred stock dividend	—	(411,059)

Net loss attributable to common shareholders	$(5,221,407)	$(451,569)

Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.00)

Basic and diluted net loss per share from discontinued operations	$0.00	$0.00

Basic and diluted net loss per share	$(0.09)	$(0.00)

Basic and diluted net loss per share attributable to common shareholders	$(0.09)	$(0.02)

Weighted average shares used in per share calculations:
Basic and diluted	56,754,183	18,491,618

See accompanying notes to unaudited condensed consolidated financial information .

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Cash Flows From Operating Activities:

Net cash provided (used) by operating activities	$26,363	$486,180
Net cash used by investing activities	(119,277)	(296,257)
Net cash used by financing activities	(320,338)	(194,720)

Net decrease in cash and cash equivalents	(413,252)	(4,797)
Cash and cash equivalents, beginning of period	729,016	10,992

Cash and cash equivalents, end of period	$315,764	$6,195

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$343,324	$236,594
Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash financing and investing activities:
Amortization of beneficial conversion feature	$—	$411,059
See accompanying notes to unaudited condensed consolidated financial information.

MICROFIELD GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2006
(Unaudited)
1. Description of the Business
General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended April 1, 2006, are not necessarily indicative of the results that may be expected for the year ended December 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.
Business and Basis of Presentation
Microfield Group, Inc. (the “Company,” “Microfield,” “we,” “us,” or “our”) through its subsidiaries Christenson Electric, Inc. (“CEI”) and EnergyConnect (“ECI”) specializes in the installation of electrical, control, and telecommunications products and services, and in transactions involving integration of consumers of electricity into the wholesale electricity markets. The Company’s objective is to leverage our assets and resources and build a viable, profitable, energy and electrical services infrastructure business.
The condensed consolidated financial statements include the accounts of Microfield and its wholly owned subsidiaries, Christenson Electric, Inc. and EnergyConnect, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984. The Company’s headquarters are located in Portland, Oregon.
Reclassification
Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 30, 2006. The Company’s last fiscal year was the 53-week period ended December 31, 2005. The Company’s first fiscal quarters in fiscal 2006 and 2005 were the 13-week periods ended April 1, 2006 and April 2, 2005, respectively.

Stock Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended April 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 1, 2006 was $497,342.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended April 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.
The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three months ended April 2, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

		April 2,
		2005
Net loss	As reported	$(40,510)

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(73,198)

	Pro forma	$(113,708)

Net loss attributable to common shareholders		$(524,767)
Basic and diluted net loss per share	As reported	$(0.00)
	Pro forma	$(0.01)
Net loss per share attributable to common shareholders	Pro forma	$(0.02)
Disclosures for the period ended April 1, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

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
Acquisition of EnergyConnect, Inc.
On October 13, 2005, the Company acquired EnergyConnect, Inc. (ECI) in exchange for 27,365,305 shares of the Company’s common stock, 19,695,432 warrants to purchase shares of the Company’s common stock and 3,260,940 stock options to purchase the Company’s common shares. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of ECI was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for ECI have been included in the Condensed Consolidated Statements of Operations since the date of acquisition.
Pro forma unaudited financial information, assuming that the acquisition had occurred as of January 1, 2005 is as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Revenue	15,833,167	11,563,602
Net loss	(5,221,407)	(359,966)
Loss per share	$(0.09)	$(0.01)
The unaudited pro forma amounts are not necessarily indicative of the results that would have accrued in the acquisition of CEI and ECI had been completed on the date indicated.
2. Capital Stock
The Company has authorized 10,000,000 shares of Preferred stock, no par value. As of April 1, 2006 and December 31, 2005, the Company had 4,521,907 and 5,875,241 shares of Series 2 preferred stock issued and outstanding, respectively. As of April 1, 2006 and December 31, 2005, the Company had 2,446 and 3,485 shares of Series 3 preferred stock issued and outstanding, respectively. As of April 1, 2006 and December 31, 2005, the Company had 2,287 and 4,392 shares of Series 4 preferred stock issued and outstanding, respectively. The Company has authorized 125,000,000 shares of Common Stock, no par value. As of April 1, 2006 and December 31, 2005, the Company had 62,702,303 and 55,557,870 shares of common stock issued and outstanding, respectively. This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability.
Series 2 Preferred Stock
The terms of the Series 2 preferred stock are as follows.
Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of April 1, 2006 there were dividends of approximately $432,057 in arrears.
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
Voting Rights. Each holder of Series 2 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 2 preferred stock could then be converted
Series 3 Preferred Stock
The terms of the Series 3 preferred stock are as follows.
Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of April 1, 2006 there were dividends of approximately $193,158 in arrears.
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
Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At April 1, 2006, the beneficial conversion feature associated with the Series 3 preferred stock was fully amortized.
Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.
Series 4 Preferred Stock
The terms of the Series 4 preferred stock are as follows.
Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of April 1, 2006 there were dividends of approximately $219,638 in arrears.
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
Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At April 1, 2006, the beneficial conversion feature associated with the Series 4 preferred stock was fully amortized.
Voting Rights. Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

Common Stock
During the period ended April 1, 2006, the Company issued an aggregate of 4,497,045 shares of common stock in exchange for 1,353,334 shares of Series 2 Preferred Stock, 1,038 shares of Series 3 Preferred Stock, and 2,105 shares of Series 4 Prefered Stock. The Company also issued an aggregate of 2,647,388 shares of common stock in exchange for common stock warrants exercised.
3. Stock Options and Warrants
Stock Incentive Plan
The Company has a Stock Incentive Plan (the “Plan”). At April 1, 2006 and April 2, 2005, 7,907,765 and 2,001,825 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over periods from zero to four years.
A total of 100,000 options to purchase shares of the Company’s common stock were granted to employees and directors of the Company during the three months ended April 1, 2006. There were no options granted during the three months ended April 2, 2005. The 100,000 options issued during the three months ended April 1, 2006 are forfeited if not exercised within five years, and vest ratably over forty-eight months starting with the month of grant. The weighted average per share value of these options was $2.45. There were an additional 90,000 options granted to a non-employee consultant during the current year’s quarter. These options vest over forty-eight months and their weighted average per share value was $0.38.
The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.31 - $0.84	7,781,376	3.96	$0.43	2,781,165	$0.48
$1.76 - $2.70	126,389	4.04	$2.41	77,430	$2.39

	7,907,765	3.97	$0.47	2,858,595	$0.53

Transactions involving stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at January 1, 2005	2,164,049	$0.46

Granted	5,780,940	0.53
Exercised	(41,000)	(0.29)
Cancelled or expired	(186,224)	0.39

Outstanding at December 31, 2005	7,717,765	$0.44

Granted	190,000	1.46
Exercised	—	—
Cancelled or expired	—	—

Outstanding at April 1, 2006	7,907,765	$0.47

The Company has computed the value of all options granted during fiscal 2006 using the Black-Scholes pricing model as prescribed by SFAS No. 123(R). The following assumptions were used to calculate the value of options granted during the first quarter of 2006:

Risk-free interest rate	4.81%
Expected dividend yield	—
Expected life	5 years
Expected volatility	121%
The financial statements for the three-month period ended April 2, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123(R), the Company’s pro forma net loss and loss per share would have been $(113,708) and $(0.02), respectively, for the period ended April 2, 2005.
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
In connection with the January 22, 2004 debt issuance by Destination Capital, LLC, the Company was obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock were issued to the debt holders on the first day of each calendar month that the debt was outstanding. The Company repaid this debt in April 2004, and accordingly has issued 1,403,547 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,373. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.
In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Note 4), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, were issued to the debt holders for each calendar month that the debt was outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,775. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.
For the months from September 1, to July 1, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,588,542 additional warrants. The values of these warrants of $320,967 and $304,763 were added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations in fiscal years 2005 and 2004 respectively. These included charges against earnings of $142,050 associated with an aggregate of 450,000 warrants the Company was obligated to issue for the three month period ended April 2, 2005. There was no expense under this warrant issuance in the three months ended April 1, 2006.
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
On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has subsequently been recalculated using the closing price of the company’s common stock as of December 31, 2005 of $2.50. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 60 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on February 13, 2005. As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company initially valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005 and April 1, 2006 using the Black-Scholes option pricing model. At April 1, 2006 assumptions regarding the life and expected dividend yield were left unchanged, but the Company applied a risk free rate of 4.81% , a volatility of 121% and a deemed fair value of common stock of $3.88, which was the closing price of the Company’s common stock on April 1, 2006. The difference between the fair value of the warrants on December 31, 2005 and April 1, 2006 of $3,896,454 has been recorded as a loss on revaluation of warrant liability in the consolidated statement of operations.
During the three months ended April 1, 2006 warrant holders exercised 2,647,388 warrants in exchange for 2,647,388 shares of the Company’s common stock. A portion of these were exercised on a cashless basis, and as a result of these exercises 260,759 warrants to purchase shares of the Company’s common stock were forfeited. No warrants were exercised or forfeited in the three months ended April 2, 2005.
4. Debt
Operating Line of Credit
As of April 1, 2006, the Company has a $10,000,000 credit facility, which expires in January 2007. At December 31, 2005, the Company had two lines of credit with this lender for a total borrowing availability of $9,000,000. The two lines were combined and expanded to $10,000,000 in January 2006. This facility is renewed annually. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had no available borrowing capacity at April 1, 2006. As of April 1, 2006 and December 31, 2005, borrowings of $5,937,549 and $5,840,016, respectively, were outstanding under the Company’s facilities with this lender. The Company was in compliance with the terms of the borrowing facility at quarter end.
The second loan facility is an unsecured $120,000 line of credit at prime plus 3 3/4%, due on demand with interest payable monthly. As of April 1, 2006 and December 31, 2005, there was $117,454 outstanding under this line. The Company was in compliance with the terms of this line of credit at April 1, 2006.

Long Term Debt
The Company had notes payable outstanding at April 1, 2006. The total amount of the notes and their terms are summarized below.

	April 1,	December 31,
	2006	2005

Steelcase, Inc. promissory note, quarterly interest only payments at 12% per annum beginning June 1, 2003. Annual principal payments of $69,773, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $4,369) This note was paid in full in April 2006 through the market sale of a portion of the stock that was held by Steelcase as security.	$263,302	$138,749

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $952,907 payable monthly in payment amounts ranging from $25,000 per month to $75,000 per month including interest at 7% per annum, due and payable in full by September 1, 2006.	341,444	412,923

Techni-Cal Enterprises, Inc. promissory note effective July 8, 2005 in the amount of $220,000 with a $40,000 principal payment due at signing, monthly principal payments of $5,000 due beginning August 1, 2005 through July 1, 2006, and monthly principal payments of $10,000 beginning August 1, 2006 through July 1, 2007. This is a non-interest bearing Note.	140,000	155,000

Christenson Leasing Company, LLC Motor Vehicle Capital Lease agreement effective March 21, 2005 and April 1, 2005 for 1999 International and Ford F-350, respectively. The lease terms are 36 months and 50 months, respectively, with payments due on the 24th of each month beginning in April 2005. The monthly payments vary by vehicle over the length of the lease from $1,800 to $2,000 and $700 to $800, respectively. The interest rates are 3.625% and 3.875% per annum, respectively.	63,348	76,693

William C. McCormick promissory note effective January 28, 2005 in the amount of $250,000. Interest payments of 15% per annum are due on the 28th day of each month with the entire balance of the note to be paid in full on July 28, 2005. Final payment of this note is past due.	250,000	250,000

Rodney M. Boucher promissory note effective October 13, 2005 due on demand, annualized interest accruing at prime plus 10% due on the 13th of each month through September 13, 2008. No payments have been made on the loan as of April 1, 2006	329,033	329,033

Christenson Leasing Company, LLC First Addendum to Tenant Improvements Capital Lease agreement effective March 1, 2005. Principal and Interest payments of $7,940 are due on the first day of each month beginning March 2005 and lasting through December 2007. The interest rate is 12% per annum.	149,397	168,345

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $188,012.11 payable monthly at $32,441.18 per month, including interest at 12% per annum, due and payable in full by February 25, 2006.	—	62,893

	April 1,	December 31,
	2006	2005
Aequitas Capital Management, Inc. promissory note effective July 5, 2005 in the amount of $90,847. Principal and interest payments of $5,047.05 are due on the first day of each month beginning in August 2005 and ending April 2006. An additional principal payment of $50,000 is due on October 1, 2005. The interest rate on this Note is 7% per annum. Payments on this note were renegotiated in January 2006 to be made in the amount of $15,000 per month ending in July 2006.	19,907	65,447

US Bank Term Loan Note effective July 21, 2005 in the amount of $1,900,000. Monthly interest payments of the Prime Rate plus 1.5% are due on the first day of each month beginning in August 2005 through July 2008. Principal payments of $22,619 are due on the first day of each month beginning on August 2005 through July 2008	1,719,048	1,786,905

Destination Capital, LLC business loan agreement, net of debt discount of $16,054, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $41,667, thereafter, net of debt discount of $2,920. Interest accrued at prime plus 10%. (See Note 5)	180,415	303,225
Total debt	3,455,894	3,749,213
Less current portion	(1,536,576)	(1,678,759)

Long term debt	$1,919,318	$2,070,454

Aggregate maturities of long-term debt as of April 1, 2006 are as follows:

Fiscal Year	Amount
2006	$1,536,576
2007	569,745
2008	1,347,395
2009	2,178
2010 and after	—

$3,455,894

5. Related Party Transactions
The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at April 1, 2006 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment
Christenson Leasing LLC(a)(g)	T. I. lease	December 2007	149,397	7,940
Christenson Leasing LLC(a)(g)	Vehicle leases	various	63,348	various
Christenson Leasing LLC(a)(g)	Equipment lease	December 2007	—	(f)60,000
JMW Group, LLC(a)	Note payable	August 2006	183,335	(c)41,667
Aequitas Capital Management(a)	Note payable	April 2006	19,907	various
Rod Boucher(g)	Note payable	September 13, 2008	329,033	11,309
William C. McCormick	Note payable	July 2005	250,000	interest only
Mark Walter	Bond guarantee fees	Open obligation	—	(b)1,200
Destination Microfield, LLC(d)	Vehicle lease	August 2006	—	(e)36,350
William C. McCormick	Indemnity fees	Open obligation	—	(h)14,913
John B. Conroy	Note receivable	September 2005	66,250	—

(a)	Robert J. Jesenik, a former director owns a significant interest in these entities.

(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.

(c)	This payment amount is for principal only. An additional amount is due monthly which includes interest at prime plus 10%.

(d)	William C. McCormick, Chairman of our board of directors, holds a minority ownership interest in this entity.

(e)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on April 1, 2006.

(f)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.

(g)	This note represents deferred salaries and expenses payable to Mr. Boucher prior to the acquisition of EnergyConnect.

(h)	These indemnity fees are payments made on standby letters of credit which are in place to guarantee payments to vendors on specific jobs.
Terms and conditions of each of the notes and agreements are listed below.
Note Payable to Destination Capital, LLC
On August 24, 2004 we entered into a Business Loan Agreement with Destination under which we could borrow up to $2,000,000 based on Destination’s discretion and funds availability. Under the terms of the agreement, we pay interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of our assets or stock, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of our stock or our subsidiary. Additionally, we will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by us while the loan is outstanding. Beginning August 1, 2004, we were obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

		Warrants to be
Date	Loan Balance	Issued
August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000
February 1, 2005	$1,200,000	150,000
March 1, 2005	$1,200,000	150,000
April 1, 2005	$1,200,000	150,000
May 1, 2005	$1,200,000	150,000
June 1, 2005	$1,200,000	150,000
July 1, 2005	$1,158,334	144,792

Total warrants issued as of April 1, 2006		1,626,042

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
Note Payable to Rod Boucher
On October 13, 2005, as a part of the acquisition of EnergyConnect, we assumed the liabilities of EnergyConnect. Included in the liabilities was a note payable to Rod Boucher. Mr. Boucher became our Chief Executive Officer as of the date of the acquisition. The note represents expenses within EnergyConnect prior to its acquisition. The note is in the amount of $329,033, with monthly payments of $11,309, including interest at prime plus 10%, due on the 13th of each month through September 13, 2008. As of April 1, 2006, no payments had been made on this obligation.
Note Payable to William McCormick
On January 28, 2005, the Company entered into a promissory note agreement with William McCormick in the amount of $250,000. Pursuant to the terms of the note, monthly payments of interest only at 15% per annum, are due on the 28th day of each month starting on February 28, 2005. The note was to be paid in full on July 28, 2005. As of the date of this filing the note has not been repaid, and there was interest outstanding at April 1, 2006 of $21,884.
Bond Guarantee Fees
Mark Walter
A certain number of CEI construction projects require us to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. We have an agreement with Mark Walter, our President under which at quarter end pays Walter between $600 and $1,200 per month for his personal guarantee of this bond liability. The guarantee fee is computed as 10% of the open liability under bonds issued for Christenson.
William McCormick
Certain construction projects within CEI required standby letters of credit. Our chairman of the board of directors has provided two letters of credit in the amounts of $1,000,000 and $193,000, for which he is paid indemnity fees. Under the $1,000,000 letter of credit agreement, Mr. McCormick is paid a fee of 15% of the letter of credit amount.
Under the $193,000 letter of credit, Mr. McCormick is paid a fee of 15% per annum of the open liability of the issuer of the letter of credit, plus 1% of the gross profit of the job requiring the letter of credit. The open liability fee is calculated and paid monthly.
Other indemnifier

We also had an unrelated party guarantee a $1 million standby letter of credit issued as security for a large construction job. This party is paid a fee of 15% of the letter of credit amount for providing this security. This agreement also requires a secondary indemnity, should funds be drawn against this letter of credit, the substantial majority of which has been provided by Aequitas Capital Management, a related party. Robert Jesenik, our former director, is a principal shareholder and CEO of Aequitas. Aequitas charges an additional fee of 15% of the letter of credit amount. Aequitas is also indemnified by Christenson Electric should it have to indemnify the primary guarantor. This letter of credit and the related fees ended in April 2006.
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
On July 1, 2005, Christenson Electric entered into a promissory note with Aequitas Capital Management, a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. No payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to Aequitas Capital, which we consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. As of April 1, 2006, the payments on this note had not been made as scheduled, the balance on the note was $19,907, and it was in default.
Equipment Lease Agreement
On December 31, 2002, Christenson Electric entered into a sale and leaseback agreement with Christenson Leasing, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, Christenson’s predecessor, Christenson Technology entered into a sublease agreement with Christenson Electric for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease the formerly separate subsidiary, Christenson Velagio, paid Christenson Electric $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, we modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was be paid to the lessor in an equivalent amount of our Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.
In July 2005, the lease agreement between Christenson Electric and CLC was renegotiated, with a portion of the remaining operating lease obligation converted to a $500,000 note payable. In accordance with that agreement, the $100,000 monthly lease payment owed by CEI under the lease was reduced to $60,000 per month, starting with the payment due on November 1, 2005. The $500,000 note was paid in full by Christenson Electric in October 2005.

Master Vehicle Lease Agreements
We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick. In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease. In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007. The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate. The monthly payment in effect on April 1, 2006 is $36,350. This adjustment is made on an annual basis.
We, through our subsidiary CEI, are a party to an agreement with CLC under which CEI leases its vans and trucks. In accordance with the terms of the agreement, we pay to CLC a varying amount each month representing the lease and maintenance costs of those vehicles. The lease is a month to month agreement that is modified with each addition or removal or vehicles.
Real Property Sub Leases
On September 1, 2003, our formerly separate subsidiary, Christenson Velagio, entered into seven real property subleases with Christenson Electric, then a separate, unrelated entity, for use of buildings, offices and storage yards to house the operations and property of Christenson Velagio. Christenson Electric, as the sublessor, is party to a master property lease with an unrelated party. The monthly sublease payments totaled $54,464 through November 30, 2004. On November 30, 2004, Christenson Velagio terminated its lease with Christenson Electric for space in the Thurman Building and entered into a lease directly with the building owner for a smaller space in the building. The rent per month on the Thurman Building is $38,898.
We also are lessees to a facility which we subleased to a third party through February 2006. Under this lease, we pay $32,352 per month to our lessor, and received $25,000 per month from our subleasee. This agreement terminated in February, 2006. Our obligation under the master lease for this facility ends in September 2008. On April 17, 2006, the Company moved to this facility, and is searching for a tenant for the Thurman office location. As a newly combined entity, Christenson has operating activities in Portland and Eugene, Oregon.
As of April 1, 2006 our total real property lease payments totaled $87,491, of which $675 was on a month-to-month basis. The remaining $86,816 is due on leases with maturity dates between July 2007 and October 2008.
Note receivable
In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share. Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At April 1, 2006, accrued interest receivable under this note totaled $25,956. We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

6. Amortization of Purchased Intangible Assets
The following table presents details of the purchased intangible assets as of April 1, 2006 and :

	April 1, 2006	December 31, 2005
Intangibles purchased in 2003
Christenson Technology customer lists	$663,305	$663,305
Christenson Technology trade name *	872,771	872,771
Intangibles purchased in 2005
Christenson Electric customer relationships	1,687,335	1,687,335
Christenson Electric trade name	758,356	758,356
EnergyConnect developed technology	2,390,667	2,390,667
Other miscellaneous intangibles	40,000	40,000

	6,412,434	6,372,434
Less accumulated amortization	(507,961)	(363,497)

	$5,904,473	$6,008,937

*	This intangible amount is net of an impairment write-off of $376,000 taken in 2004.
The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name will be tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Customer lists relative to the CTS base of customers was determined to have a six-year life. The CEI customer relationship was determined to have a ten-year life, and the developed technology has an estimated useful life of ten years
Amortization of intangible assets included as a charge to income was $144,464 and $27,638 for the three months ended April 1, 2006 and April 2, 2005, respectively.
Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
2006	538,351
2007	518,351
2008	518,351
2009	486,107
2010	407,800

Total	2,468,960

7. Private Placements
On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share. Since the warrants are subject to certain registration rights, The Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has been recalculated using the closing price of the company’s common stock as of December 31, 2005 of $2.50. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 60 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on February 13, 2006. As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life and expected dividend yield were left unchanged, but the Company applied a risk free rate of 4.21% , a volatility of 128% and a deemed fair value of common stock of $2.50, which was the closing price of the Company’s common stock on December 31, 2005. The difference between the fair value of the warrants on October 5, 2005 and December 31, 2005 of $503,543 has been recorded as a loss on revaluation of warrant liability in the consolidated statement of operations for the year ended December 31, 2005. At April 1, 2006, the warrant liability has been recalculated using the closing price of the company’s common stock as of March 31, 2006 of $3.88. This revaluation resulted in an increase of $3,895,829 in the warrant liability and has also has been recorded as a loss on revaluation of warrant liability in the consolidated statement of operations in the three months ended April 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Microfield Group, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
Forward-Looking Statements
     We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this prospectus and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. Among the important factors on which such statements are based are assumptions concerning our ability to obtain additional funding, our ability to compete against our competitors, our ability to integrate our acquisitions and our ability to attract and retain key employees.
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
As a result of the merger, we issued 27,365,305 shares of our common stock and 19,695,432 common stock purchase warrants exercisable at $2.58 per share to EnergyConnect shareholders in exchange for all the outstanding shares of EnergyConnect. We also granted options to purchase 3,260,940 shares of our common stock at $0.32 per share to the EnergyConnect option holders in connection with the assumption of the EnergyConnect Employee Stock Option Plan.
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
We specialize in the installation of electrical, control, and telecommunications products and services, and in transactions involving integration of consumers of electricity into the wholesale electricity markets. The Company expanded through acquisitions in 2005 from an energy and related technologies and services business to a business that also provides energy consumers a new source of energy revenues and savings and the means to achieve such benefits. Included in these acquisitions are the capabilities to service high voltage facilities including wind farms and solar energy collection facilities. Two new subsidiaries have been integrated with the Christenson Velagio, Inc. (“CVI”) subsidiary this year. These are Christenson

Electric, Inc. (“CEI”) in July and EnergyConnect, Inc. (ECI”) in October. In January 2006, the operations of Christenson Velagio and Christenson Electric were merged together to form one wholly-owned subsidiary, Christenson Electric, Inc. Currenty, Christenson Electric and EnergyConnect are the remaining wholly-owned subsidiaries of the Company. Our objective is to leverage our assets and resources and build a viable, profitable wholesale power transaction electrical services, and technology infrastructure business.
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
CEI has been focused on electrical and technology products and services to customers in the Portland and Eugene, Oregon markets and the southwest Washington State markets. With the recent acquisitions the Company’s footprint for coordinating, managing, directing, and/or supervising services to energy consumers is being expanded to include additional regions in the US. CEI also provides electrical design and construction services to utilities, grid operators and electric power generation companies nationally. ECI enables buildings and industrial electric consumers to contribute to the wholesale electric market, provides the transaction technologies and processes to integrate consumers into the wholesale electric market, and uses these capabilities to service regional electric grid operators with energy, capacity, reserves, and related needs. Integrating CEI and ECI combines the breadth of services needed to deliver full service solutions to our customers.

CEI has continuously provided electrical design, engineering, and construction services for more that 50 years. It now services all of the electrical, control, lighting, safety, security, and related systems needed for economic and secure operations of buildings and industrial sites. A substantial portion of CEI business is repeat business under long-standing relationships with it customers. CEI operates a fleet of service trucks that supply the electric related needs of hundreds of customers.
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
ECI provides wholesale electric market transaction services to regional electric grids. Selected needs of electric grid operators, including energy, capacity, and reserves have been formed into products that can be delivered through ECI systems to the grid. ECI technologies, processes, and services enable buildings and electric consumers to contribute to such wholesale services at levels and with complexities of service never before achieved. It is anticipated ECI transaction services will increase the need for many of the services supplied by CEI before the acquisition.
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
Research and Development. We will spend a certain amount in the upcoming year for research and development in EnergyConnect related to development of proprietary tools and software used in the business.
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
Cash. We generate cash mainly through operations. Cash is borrowed daily from an asset based lender under a revolving credit facility in Christenson Electric. These borrowings are repaid through collections from customers’ accounts. Each subsidiary submits to its lender, daily summaries of customer billings, cash collections, ineligible accounts and the amount of the borrowings requested. The lender approves the submissions and deposits funds directly into each subsidiary’s bank account.
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
Business Goal Attainment.
When entering into acquisitions, our goal is to realize certain synergies within the resulting organization, save costs from eliminating duplicate processes, and come out of the combination as a profitable company. We achieved operating profitability in the first three quarters of 2005. In the fourth quarter 2005 the Company had a charge of $77,420,000 related to the impairment of goodwill acquired in the acquisition of ECI, and an additional charge of $504,000 related to the revaluation of the value of warrants issued in the October 2005 private placement. Excluding those charges provides management with results that more closely represent the operations of the business. The results exclusive of those charges show that the core operations of the business were profitable for the full year. These results in 2005 marked a turnaround from the unprofitable operations we sustained in the business in previous years. As our revenues continue to grow from new acquisitions and from internal growth, we anticipate achieving economies of scale which will help us achieve profitability and turn cash flow positive.
Trends.
A large portion of our current business is closely tied to the economy. In a down economy, our work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries aren’t expanding, our service projects are more focused toward changes, adds, moves, and fixes within this customer base. We continue to see improvement in the economy at the current time. With the new customer base obtained from the acquisitions in 2005, we will experience more seasonality in our revenue base. A large portion of Christenson Electric’s business is impacted by the weather. Wind farms are located in areas of the country where the weather usually becomes severe in the winter, limiting or preventing work on those projects during the severe winter months. EnergyConnect is less affected by changes in the economy than our other subsidiaries. Its business is based on energy usage and prices. During periods of higher level energy costs, EnergyConnect may be positively affected by a down economy, in that EnergyConnect may gain more participation in its energy programs as a way for companies to defray some of their energy costs.
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
     Warrant Liability
Revenue recognition and allowances
Significant portions of our revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the proportional amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. Revenue from discontinued operations is recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.
We also produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use and may install software and other electrical and energy related products that control energy in their buildings. In conjunction with this agreement we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grid for settlement and approval. The transactions are recorded as revenue on the settlement date, which may fall 30-60 days after the transaction date from which the revenue is derived, because management feels that without an established history for this source of revenue, and the potential for disputes, that the settlement date, which is the date on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use.
Accruals for contingent liabilities
We make estimates of liabilities that arise from various contingencies for which values are not fully known at the date of the accrual. These contingencies may include accruals for reserves for costs and awards involving legal settlements, costs associated with vacating leased premises or abandoning leased equipment, and costs involved with the discontinuance of a segment of a business. Events may occur that are resolved over a period of time or on a specific future date. Management makes estimates of the potential cost of these occurrences, and charges them to expense in the appropriate periods. If the ultimate resolution of any event is different than management’s estimate, compensating entries to earnings may be required.
Inventories and reserves for shrinkage and obsolescence
We adjust inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At April 1, 2006, the allowance for inventory obsolescence was $143,020 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of our inventory and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.
Bad debt reserves
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At April 1, 2006, the allowance for doubtful accounts was $226,097. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of April 1, 2006, and the potential that some of these accounts may be uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.
Purchase price allocation and impairment of intangible and long-lived assets
Intangible and long-lived assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model.
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
Warrant Liability
In connection with the placement of certain debt instruments during the year ended December 31, 2005, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.
The warrant liability is initially measured and recorded at its fair value, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black-Scholes option pricing model is used to value the warrant liability.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.
Results of Operations
The financial information presented for the three months ended April 1, 2006, represents activity in Microfield Group, Inc. and its wholly-owned subsidiaries, CEI and ECI. The financial information presented for the three months ended April 2, 2005 represents activity in Microfield and its previously separate subsidiary CVI, as the acquisitions of CEI and ECI did not occur until later in the fiscal year 2005. Since there is neither revenue nor expense from the separate business previously named CEI, and from ECI included in the totals for the three months ended April 2, 2005, comparisons between the current quarter totals, and those from the same period in 2005, are not meaningful.
Sales. Revenue for the three months ended April 1, 2006 was $15,833,000 compared to $8,895,000 for the three months ended April 2, 2005. There were no sales to any single customer that exceeded 10% of the Company’s sales for the three months ended April 1, 2006 or April 2, 2005. Revenue decreased $4,111,000 from the fourth quarter 2005 sales of $19,944,000, primarily due to seasonality experienced in the demand for certain services provided by the Company. A significant portion of the company’s revenue is derived from work on alternative energy projects, most of which experience either a slow down or are shut down entirely during the winter months.
Cost of Sales. Cost of sales totaled $13,060,000 (82.5%) for the fiscal quarter ended April 1, 2006, compared to $7,004,000 (78.7%) for the same period in the prior year. Cost of sales includes the cost of labor, products, supplies and overhead used in providing products and services to our customers. These costs were higher as a percentage of sales in the first quarter 2006 compared to those in the first quarter of 2005 due to the acquisition of the high voltage business in 2005. The costs associated with large wind projects are typically higher as a percentage of sales than the costs on other electrical construction work. Costs in the first quarter as a percentage of sales decreased compared to those costs in the fourth quarter of 2005, from 83.6% of sales to 82.5% of sales. This decrease between quarters reflects the lower contribution of high voltage revenue to total sales in the first quarter 2006 compared to the fourth quarter of 2005.
Gross Profit. Gross profit for the three months ended April 1, 2006 was $2,774,000 (17.5%) compared to $1,891,000 (21.3%) for the same period in 2004. This increase in gross profit of $883,000 is due to the acquisition of CEI and ECI after the first quarter 2005. The decrease in gross margin is due to the lower margin high voltage projects that contributed to gross margin in 2006 compared to none of the lower margin work in 2005.
Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs. It is anticipated that as savings are realized from the implementation of continued cost reduction efforts and higher gross margin work projects are targeted, overall gross profit margins may increase.

Operating expenses. Total operating expenses were $3,827,000 for the three months ended April 1, 2006, compared to $1,594,000 for the three months ended April 2, 2005. This increase is due to the addition of overheads associated with the companies acquired in 2005. S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. Payroll costs include salary, payroll taxes and fringe benefits.
Also included in the operating expenses for the three months ended April 1, 2006 is the cost of stock options as a part of compensation to employees, directors and outside consultants. This charge amounted to $497,342 in the current year’s quarter upon adoption of SFAS 123(R). Excluding charges for stock compensation expense, operating expense was $3,330,000 for the three months ended April 1, 2006. This is an increase of $37,000 over the expense incurred in the fourth quarter of 2005. The fourth quarter 2005 operating expenses did not include a full three months of expense compared to the first quarter of 2006, as ECI was acquired on October 13, 2005.
The level of S, G & A expense for the 2006 fiscal quarters is anticipated to be higher compared to the level incurred in the 2004 quarters due to the acquisitions the Company completed in 2005. The Company anticipates expense should be slightly higher in sequential quarters in 2006 as new markets are addressed and spending on Sarbanes-Oxley compliance increases. The Company anticipates these expenses, including the charges for stock compensation, will approximate between 20% and 28% of sales in 2006.
Interest Expense. Interest expense was $523,000 for the three months ended April 1, 2006, compared to $383,000 for the three months ended April 2, 2005. The increase in interest expense was due primarily to a $162,000 penalty the Company incurred due to the timing of the filing of its S-1. The Company entered into a private placement in October 2005. As a result of that agreement, the Company was obligated to do a public registration of certain shares within a prescribed period of time. As the filing was filed after that date, the Company incurred a penalty. This penalty can be paid in cash or the company’s common stock.
A loan was initiated with Destination Capital, LLC in July of 2004, under which the Company issued a certain amount of warrant obligations each month. The value of each warrant was recorded as interest expense as the warrant obligation was incurred. The interest expense incurred under this debt was $142,000 during the three months ended April 2, 2005. This expense was computed based on the Black Scholes value of the warrants that were to be issued under the terms of the note, after the initial warrant value was established on the date of the note.
Excluding the interest expense associated with warrant issuances and the registration penalty, interest expense was $361,000 and $241,000 in the three months ended April 1, 2006 and April 2, 2005, respectively. This increase is due mainly to the higher level of interest on the company’s operating line of credit. The operating line debt was higher in 2006 compared to 2005 because of the acquisition of CEI and the addition of its operating line of credit.
Derivative expense. The Company recorded derivative expense of $3,896,000 in the first quarter of 2006. This is a result of the re-valuation of a warrant obligation initially recorded in the October 2005 private placement. In accordance with SFAS 131, this warrant obligation is required to be marked-to-market at the end of each reporting period, with the resulting increase or decrease in its value being recorded as derivative income or expense in the Company’s consolidated statement of operations for that period. This compares to derivative income in the first quarter of 2005 of $10,000 from the re-measurement of an embedded derivative associated with the Note payable to Steelcase. These derivative income and expense amounts are recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the consolidated balance sheet. The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce derivative expense or derivative income as the Company’s stock price increases or decreases, respectively.

Gain / Loss From Discontinued Operations
Discontinued operations contains a gain on the sale of the SoftBoard business. The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.” The Company recorded gains of $17,000 and $25,000 for the three months ended April 1, 2006 and April 2, 2005, respectively.
Income Taxes. There was no provision for income taxes for the quarters ended April 1, 2006 and April 2, 2005 due to losses incurred by the Company in both quarters. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. The Company has provided a full valuation allowance on its net deferred tax asset.
Liquidity and Capital Resources
Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At April 1, 2006, the Company had negative working capital of approximately $6,703,000 and its primary source of liquidity consisted of cash and its operating line of credit.
Accounts receivable decreased by $515,000 to $8,043,000 at April 2, 2005 from $8,558,000 at December 31, 2005. The decrease is due to normal fluctuations in the timing of sales at the end of the fiscal year. These receivables were produced by sales of electrical construction services and technology infrastructure products and services. These receivables are net of an allowance for doubtful accounts of $226,000 and $229,000 at April 1, 2006 and December 31, 2005, respectively. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved.
Inventory decreased by $404,000 to $316,000 at April 1, 2006 from $720,000 at December 31, 2005. This decrease is due to a large portion of the inventory on hand at year end being fully utilized on a specific project early in the first quarter of 2006. The current balance includes mainly inventory used to provide electrical services. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases.
The Company recorded costs in excess of billings, which reflect those costs incurred on construction and services, which have not yet been billed to customers. This amount decreased by $603,000 to $1,436,000 at April 1, 2006 from $2,039,000 at December 31, 2005, and should remain relatively constant as a percentage of sales on an ongoing basis. This reduction is the result of the Company’s continuing efforts to improve the Company’s billing processes.
Property and equipment, net of depreciation increased by $96,000 to $547,000 at April 1, 2006, compared to $451,000 at December 31, 2005. This increase was due primarily to the purchase office equipment in the amount of approximately $25,000, leasehold improvement costs of $75,000 associated with the company’s move to a new location, less normal depreciation on fixed assets. The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.
Accounts payable decreased by $195,000 to $6,947,000 at April 1, 2006 from $7,142,000 at December 31, 2005. This slight decrease is due to the lower levels of payables associated with lower revenue levels in the first quarter of 2006 compared to the fourth quarter of 2005. Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company. The company also made efforts to shorten the days payables are outstanding.
Accrued payroll, payroll taxes and benefits were $1,710,000 at April 1, 2006. These amounts consist primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well. These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.
The bank line of credit was approximately $6,055,000 at April 1, 2006, compared to a balance of $5,957,000 at December 31, 2005. This lending facility is a primary source of funds for the Company. Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facility. Until the Company’s liquidity issues ease, this facility will continue to be used to the fullest extent possible, daily, for operating capital. The facility has a limit of $10,000,000 and borrowings are based on 85% of eligible accounts receivable, plus 50% of work in process, up to a total of 90% of eligible collateral. As of April 1, 2006, based on eligible receivables, the Company had no available borrowing capacity.
In August 2004, the Company entered into a borrowing agreement with Destination Capital, LLC. Under this loan agreement, the Company borrowed $1,200,000 to be used for operating capital. On August 1, 2005, the Company entered into an agreement to split this debt into three separate promissory notes in the amounts of $516,667, $420,000 and $180,000. These notes were then assigned to two related parties, JMW Group and CLC. The $420,000 and the $180,000 loans were paid off in conjunction with the October 2005 private placement. As of April 1, 2006, due to required monthly payments, there was $180,000 due under the remaining outstanding loan.
The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2005 and 2004. As of April 1, 2006 the Company had negative working capital of $6,703,000, total liabilities of $30,103,000 and an accumulated deficit of $112,716,000. The Company has reduced its operating losses significantly from prior years. In spite of this accomplishment, the history of net losses, the significant level of debt assumed as a result of the acquisition of CEI, and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While the Company may not have sufficient resources to satisfy cash requirements for the next twelve months, by adjusting its operations to the level of capitalization, the Company believes it will have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.
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
The Company had no commitments for capital expenditures in material amounts at April 1, 2006.
The independent auditor’s report on the Company’s December 31, 2005 financial statements included in this quarterly report states that the Company’s recurring losses raise substantial doubts about the Company’s ability to continue as a going concern.
Disclosure of Contractual Obligations

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$3,243,149	$1,456,778	$1,786,371	$—	$—
Capital Lease	212,745	79,798	130,769	2,178	—
Operating Lease	5,296,849	2,254,315	3,035,034	7,500	—

Total	$8,752,743	$3,790,891	$4,952,174	$9,678	$—

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
We Have a History Of Losses Which May Continue and Which May Negatively Impact Our Ability to Achieve Our Business Objectives.
     We incurred a net loss of $5,221,407 for the three months ended April 1, 2006 and losses of $77,953,193 and $6,181,683 for the years ended December 31, 2005 and January 1, 2005, respectively. The loss for the three months ended April 1, 2006 includes expenses of $4,393,171 due to non-cash charges for stock based compensation and the re-valuation of a warrant liability. Of the loss amount in 2005, $77,419,759 was due to a non-cash write-off of impaired goodwill from the ECI transaction, and other intangible asset, non-cash impairment charges, and in addition included a charge of $503,543 for the non-cash re-valuation of a warrant liability. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.
If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.
     We will require additional funds to sustain and expand our research and development activities. We anticipate that we will require up to approximately $2,000,000 to fund our anticipated research and development operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.
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
     In their report dated February 24, 2006, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $77,953,193 and $6,181,683, for the years ended December 31, 2005 and January 1, 2005, respectively. In addition, at April 1, 2006, our current liabilities exceeded our current assets by $6,703,439. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.
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
Goodwill Recorded On Our Balance Sheet May Become Impaired, Which Could Have A Material Adverse Effect On Our Operating Results.
     As a result of each of the acquisitions we have been a party to, we have recorded a significant amount of goodwill. As required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” we annually evaluate the potential impairment of goodwill that was recorded at each acquisition date. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. This potential impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results. For the twelve months ended December 31, 2005, we wrote off, approximately $77 million of goodwill due to impairment testing of this asset. No goodwill or intangible asset value was written off in the three months ended April 1, 2006.
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
Our success is dependent on the growth in energy management and curtailment programs, and the continued need for electrical construction and technology services, and to the extent that such growth slows and the need for services curtail, our business may be harmed.
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
Our Trademark and Other Intellectual Property Rights May not be Adequately Protected Outside the United States, Resulting in Loss of Revenue.
     We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of any potential international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure you that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
The Company does not own or trade any financial instruments about which disclosure of quantitative and qualitative market risks are required to be disclosed.
Item 4. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
As of the end of the periods covered by this Quarterly Report, we conducted evaluations, under the supervision and with the participation of our President and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange). Based on their evaluations, our President and CFO concluded that our disclosure controls and procedures need additional improvement. As of April 1, 2006 our disclosure controls and procedures were adequately effective to ensure timely reporting with the Securities and Exchange Commission, but needed additional improvement in general. Our management has undergone a limited process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. The Company hired a new CFO in September 2005, and a new Corporate Controller in February 2006. The Company has the objective of being in compliance with all Sarbanes-Oxley mandates as required. This objective includes a complete review and documentation of the internal controls and procedures in place, with changes to those controls and procedures as deemed necessary to comply with Sarbanes-Oxley.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), Microfield management, including the President, and Chief Financial Officer also conducted an evaluation of Microfield’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Microfield’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the three months ended April 1, 2006, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Financial Reporting
During the course of the audit of the Company’s 2005 financial statements, the Company’s registered independent public accounting firm identified certain material weaknesses relating to the Company’s internal controls and procedures within the areas of revenue recognition, accounts payable, cash disbursements, inventory accounting and document retention. Certain of these internal control deficiencies may also constitute deficiencies in the Company’s disclosure controls.         .
In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s auditors to properly and accurately account for the financial information contained in this Form 10-Q. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-Q. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources Among the changes being implemented are:
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
On May 11, 2005 the Company and Mr. Underwood entered into a Settlement Agreement under which both parties agreed to drop their respective lawsuits. The Settlement Agreement provides that the Company and certain defendants were to jointly and severally purchase Mr. Underwood’s Microfield Stock for the aggregate purchase price of $362,500. The purchase price was allocated as follows: $50,000 to the purchase of Mr. Underwood’s 119,050 Series 2 preferred shares and the balance to the purchase of Mr. Underwood’s 3,404,958 common shares. Additionally, the Settlement Agreement terminated Mr. Underwood’s Microfield Warrant. Payment under the Settlement Agreement occurred as scheduled on August 1, 2005. Microfield assigned its right to purchase these shares to Energy Fund II, LLC, a significant shareholder, which purchased all of Underwood’s shares in the settlement.
The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	None

(c)	There have been no purchases of common stock by the Company or its affiliates during the quarter ended April 1, 2006
Item 3. Defaults Upon Senior Securities
At the date of this report, the Company was in arrearage on the payment of dividends on Series 2 preferred stock, Series 3 preferred stock and Series 4 preferred stock in the amount of $845,000. Under the terms of the issuances of these series of preferred stock, dividends are payable at the discretion of the Company’s board of directors.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended April 1, 2006.
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
Dated: May 16, 2006

MICROFIELD GROUP, INC.
By:	/s/ Rodney M. Boucher
Rodney M. Boucher
President (Principal Executive Officer)