Form 10KSB/A
period 2005-12-31
MICROFIELD GROUP INC
filed 2006-06-01
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549
Form 10-KSB/A

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
Common Stock
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☑
Issuer’s revenues for its most recent fiscal year were $57,935,000.
Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The aggregate market value of voting stock held by non-affiliates of the registrant at March 1, 2006 was $161,282,000 computed by reference to the average bid and asked prices as reported on the Nasdaq Bulletin Board Market.
The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2006 was 62,702,303 shares.

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
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report, we conducted evaluations, under the supervision and with the participation of our President and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange). Based on their evaluations, our President and CFO concluded that our disclosure controls and procedures need additional improvement. As of December 31, 2005 our President and CFO concluded that our disclosure controls and procedures were not effective to ensure timely reporting with the Securities and Exchange Commission. In order to remediate these weaknesses, we, under the direction of our CFO, performed additional procedures that compensate for the lack of effective controls. These additional procedures which are described in greater detail below, include but are not limited to, the implementation of (i) an enhanced quarterly and annual financial statement close and (ii) review and reporting processes to include additional levels of analysis and review. Additionally, our management has undergone a limited process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. We hired a new CFO in September 2005, and a new Corporate Controller in February 2006. The hiring of the Corporate Controller added expertise in the area of internal controls and procedures that did not previously exist within our management. A significant component of the duties to be performed in that position will be to improve the internal controls and procedures. We have the objective of being in compliance with all Sarbanes-Oxley mandates as required. This objective includes a complete review and documentation of the internal controls and procedures in place, with changes to those controls and procedures as deemed necessary to comply with Sarbanes-Oxley.
Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d), our management, including the President, also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the year ended December 31, 2005, our President and CFO concluded that our current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we have initiated the changes in internal control also described below.
     Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Financial Reporting
     During the course of the audit of our December 31, 2005 financial statements, our registered independent public accounting firm identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition, accounts payable, cash disbursements, inventory accounting and document retention. Certain of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

We made three separate acquisitions during the past three years:
CVI in September 2003
CEI in July 2005 and
ECI in October 2005
     Both CVI and CEI, where internal control weaknesses existed, were privately held before the acquisitions, and did not have formally established controls and procedures in place. The main internal control weaknesses that existed and the areas of the business involved are described below.
Revenue recognition
•	Incomplete or missing customer contract files
•	Incomplete or missing proof of sale or agreement
•	Non-existent or limited review procedures
•	Inconsistent application of percentage of completion estimation
Cash disbursements and liability recognition
•	No standardized purchasing procedures
•	Inadequate approval procedures
•	Limited separation of duties
•	Inadequate document control system
•	Inconsistently applied period cutoff procedures
•	Cash account reconciliations not performed timely
Other
•	Accounts not reconciled for long periods of time
•	Monthly books and records not closed timely
•	Limited review of accounting reconciliations
•	Lack of properly trained personnel to perform duties
•	Inadequate inventory tracking procedures
•	Inadequate fixed asset tracking procedures
•	Lack of accounts receivable aging monitoring procedures
     In order to review the financial condition and prepare the financial disclosures in this document, our officers have been responding to recommendations from our registered independent public accounting firm to properly and accurately account for the financial information contained in this Form 10-KSB. To begin correcting these material weaknesses, we have undertaken the following:
•	Qualified personnel have been hired to perform additional procedures in an effort to support and substantiate account balances at period end.
•	Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-KSB.
•	Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. This additional analysis is supplemental to the audit procedures normally required for our registered independent public accounting firm to provide an opinion on the financial statements.

     At December 31, 2005, certain internal control weaknesses remained. These weaknesses will be addressed in prospective quarters through management’s continuing implementation of a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Among the changes that have been implemented, or that are in the process of being implemented are:
Revenue recognition
•	Criteria and procedures established defining approved customer contracts
•	Control function established to review and monitor compliance to new procedures
•	Improved document control and file check out procedures
•	Procedure established defining consistent percentage completion Gross Margin estimation process
Cash disbursements and liability recognition
•	Document control system established and monitored for compliance
•	Cut off procedures formalized and consistently applied
•	Centralized departmental budgets and accountability established
•	Purchasing procedures have been formalized and implementation has begun
•	Procedures instituted to provide for appropriate separation of duties
Other
•	Procedures established and personnel assigned to reconcile key accounts on a timely basis
•	Control function added to review reconciliations
•	Timely closing and review of books and records
•	Deadlines imposed for period end closings
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
     Our officers have been working with the Board of Directors to address recommendations from our registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. We are currently engaged in the implementation of a new internal software system and associated new internal control procedures. Management expects that this system along with new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, that will timely alert the President to material information relating to us required to be included in our Exchange Act filings.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2006

MICROFIELD GROUP, INC.

	By:	/s/ Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Rodney M. Boucher	Chief Executive Officer and Director

Rodney M. Boucher	Date: June 1, 2006

/s/ A. Mark Walter	President and Director

A. Mark Walter	Date: June 1, 2006

/s/ Randall R. Reed	Chief Financial Officer (Principal Financial and Accounting Officer)

Randall R. Reed	Date: June 1, 2006

/s/ Michael W. Stansell	Director

Michael W. Stansell	Date: June 1, 2006

/s/ Gene Ameduri	Director

Gene Ameduri	Date: June 1, 2006

/s/ William C. McCormick	Director

William C. McCormick	Date: June 1, 2006

/s/ Gary D. Conley	Director

Gary D. Conley	Date: June 1, 2006