Form 10-Q/A
period 2006-04-01
MICROFIELD GROUP INC
filed 2006-06-01
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q/A

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares outstanding of the Registrant’s Common Stock as of April 2, 2006 was 62,702,303 shares. (This number does not include 951,455 shares registered in Issuer’s name and pledged to secure a liability).
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Explanatory Note
     This amendment is being filed to amend Part I, Item 4 Controls and Procedures in response to SEC comments. Except for the foregoing, no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q filed on May 16, 2006.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we conducted evaluations, under the supervision and with the participation of our President and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange). Based on their evaluations, our President and CFO concluded that our disclosure controls and procedures need additional improvement. As of April 1, 2006 our President and CFO concluded that our disclosure controls and procedures were not effective to ensure timely reporting with the Securities and Exchange Commission. In order to remediate these weaknesses, we, under the direction of our CFO, performed additional procedures that compensate for the lack of effective controls. These additional procedures which are described in greater detail below, include but are not limited to, the implementation of (i) an enhanced quarterly and annual financial statement close and (ii) review and reporting processes to include additional levels of analysis and review. Additionally, our management has undergone a limited process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. We hired a new CFO in September 2005, and a new Corporate Controller in February 2006. The hiring of the Corporate Controller added expertise in the area of internal controls and procedures that did not previously exist within our management. A significant component of the duties to be performed in that position will be to improve the internal controls and procedures. We have the objective of being in compliance with all Sarbanes-Oxley mandates as required. This objective includes a complete review and documentation of the internal controls and procedures in place, with changes to those controls and procedures as deemed necessary to comply with Sarbanes-Oxley.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), our management, including the President, also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the three months ended April 1, 2006, our President and CFO concluded that our current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we have initiated the changes in internal control also described below.
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

At April 1, 2006, certain internal control weaknesses remained. These weaknesses will be addressed in prospective quarters through management’s continuing implementation of a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Among the changes that have been implemented, or that are in the process of being implemented are:
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