Form 10-Q
period 2006-07-01
MICROFIELD GROUP INC
filed 2006-08-11
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 1O-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding of the Registrant’s Common Stock as of July 1, 2006 was 73,916,198 shares.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

MICROFIELD GROUP, INC.
FORM 10-QSB

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1,	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$13,876,206	$729,016
Accounts receivable, net of allowances of $229,797 and $228,767	12,894,459	8,557,755
Inventory, net of allowances	327,313	720,769
Costs in excess of billings	4,995,128	2,039,040
Other current assets	547,965	607,793

Total current assets	32,641,071	12,654,373

Property and equipment, net	545,347	450,988
Intangible assets, net (Note 6)	5,749,763	6,008,937
Goodwill	35,977,047	35,962,766
Other assets	167,772	164,283

	$75,081,000	$55,241,347

Current liabilities:
Cash overdraft	$—	$942,436
Accounts payable	10,041,283	7,141,573
Accrued payroll taxes and benefits	3,105,330	1,762,626
Bank line of credit	10,117,448	5,957,470
Current portion of notes payable (Note 4)	798,363	950,993
Current portion of notes payable – related parties (Note 4)	667,207	727,766
Billings in excess of costs	686,510	802,640
Other current liabilities	107,399	78,878

Total current liabilities	25,523,540	18,364,382

Long-term liabilities:
Long term notes payable (Note 4)	1,540,023	1,605,477
Long term notes payable – related parties (Note 4)	—	453,151
Warrant liability (Note 7)	22,984,577	6,790,462
Derivative liability – notes (Note 4)	—	123,928

Total long-term liabilities	24,524,600	8,973,018

Commitments and contingencies
Shareholders’ equity:
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 4,321,431 and 5,875,241 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively (Note 2)	1,715,099	2,367,699
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 2,040 and 3,485 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively (Note 2)	856,670	1,463,658
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 1,154 and 4,392 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively (Note 2)	413,117	1,643,423
Common stock, no par value, 225,000,000 and 125,000,000 shares authorized, at July 1, 2006 and December 31, 2005, respectively, 73,916,198 and 55,557,870 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively (Note 2)	97,337,261	91,532,139
Common stock warrants (Note 3)	36,374,570	38,391,161
Accumulated deficit	(111,663,857)	(107,494,133)

Total shareholders’ equity	25,032,860	27,903,947

	$75,081,000	$55,241,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Sales	$24,298,438	$9,006,523	$40,131,605	$17,901,207
Cost of goods sold	21,458,773	7,093,396	34,518,436	14,097,518

Gross profit	2,839,665	1,913,127	5,613,169	3,803,689

Operating expenses
Sales, general and administrative	3,931,660	1,632,289	7,758,612	3,226,716

Income (loss) from operations	(1,091,995)	280,838	(2,145,443)	576,973

Other income (expense)
Interest expense	(322,214)	(401,005)	(844,832)	(783,835)
Derivative income (expense)	2,459,095	(42,296)	(1,436,736)	(32,071)
Other income, net	6,623		240,221	10,898

Income (loss) before provision for income taxes	1,051,685	(162,463)	(4,186,790)	(228,035)

Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	1,051,685	(162,463)	(4,186,790)	(228,035)

Discontinued operations:
Gain on sale of discontinued operations	—	—	17,067	25,062

Net income (loss)	$1,051,685	$(162,463)	$(4,169,723)	$(202,973)

Deemed preferred stock dividend (See Note 2)	—	—	—	(411,059)

Net loss attributable to common shareholders	$1,051,685	$(162,463)	$(4,169,723)	$(614,032)

Net income (loss) per share from continuing operations:
Basic	$0.02	$(0.01)	$(0.07)	$(0.01)

Diluted	$0.01	$(0.01)	$(0.07)	$(0.01)

Net loss per share from discontinued operations:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Net income (loss) per share:
Basic	$0.02	$(0.01)	$(0.07)	$(0.01)

Diluted	$0.01	$(0.01)	$(0.07)	$(0.01)

Net income (loss) per share attributable to common shareholders
Basic	$0.02	$(0.01)	$(0.07)	$(0.03)

Diluted	$0.01	$(0.01)	$(0.07)	$(0.03)

Shares used in per share calculations:
Basic	65,018,352	18,557,300	60,884,478	18,524,459

Diluted	86,008,025	18,557,300	60,884,478	18,524,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
Cash Flows From Operating Activities:

Net cash provided (used) by operating activities	(5,215,866)	593,418

Net cash used by investing activities	(209,479)	—
Net cash provided (used) by financing activities	10,572,534	(465,721)

Net decrease in cash and cash equivalents	13,147,189	127,697
Cash and cash equivalents, beginning of period	729,017	10,992

Cash and cash equivalents, end of period	$13,876,206	$138,689

Supplemental schedule of non-cash financing and investing activities:
Beneficial conversion feature of Series 3 and Series 4 preferred stock	$—	$411,060
Valuation of warrants issued in private placement	$14,758,004	$—
Non-Cash warrant exercises	$1,640,591	$—
Reduction of debt through issuance of common stock	$262,677	$—
Conversion of preference stock to common stock	$2,489,895	$—
Miscellaneous adjustment to good will	$14,281	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006
(Unaudited)
1. Description of the Business
General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-and six-month periods ended July 1, 2006, are not necessarily indicative of the results that may be expected for the year ended December 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.
Business and Basis of Presentation
Microfield Group, Inc. (the “Company,” “Microfield,” “we,” “us,” or “our”) through its subsidiaries Christenson Electric, Inc. (“CEI”) and EnergyConnect, Inc. (“ECI”) specializes in the installation of electrical, control, and telecommunications products and services, and in transactions involving integration of consumers of electricity into the wholesale electricity markets. The Company’s objective is to leverage our assets and resources and build a viable, profitable, energy and electrical services infrastructure business.
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 30, 2006. The Company’s last fiscal year was the 53-week period ended January 1, 2005. The Company’s second fiscal quarters in fiscal 2006 and 2005 were the 13-week periods ended July 1, 2006 and July 2, 2005, respectively.

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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended July 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended July 1, 2006 was $478,248 and $975,590, respectively.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended July 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three and six months ended July 2, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

		Three Months	Six Months
		Ended	Ended
		July 2,	July 2,
		2005	2005

Net loss	As reported	$(162,463)	(202,973)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(131,412)	(204,609)

	Pro forma	$(293,875)	(407,582)

Net loss attributable to common shareholders	Pro forma	$(293,875)	(818,641)

Basic and diluted net loss per share	As reported	$(0.01)	(0.01)
	Pro forma	$(0.02)	(0.02)
Net loss per share attributable to common shareholders	Pro forma	$(0.02)	(0.04)
Disclosures for the period ended July 1, 2006 are not presented because the amounts are recognized in the consolidated financial statements.
Acquisitions
Acquisition of Christenson Electric, Inc.
On July 20, 2005, the Company acquired Christenson Electric, Inc. (CEI) in exchange for 2,000,000 shares of the Company’s common stock and the assumption of certain liabilities within CEI. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of CEI was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for CEI have been included in the Condensed Consolidated Statements of Operations since the date of acquisition.
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
Pro forma unaudited financial information, assuming that the acquisitions had occurred as of January 1, 2005 is as follows:

	Three	Six
	Months	Months
	Ended	Ended
	July 2, 2005	July 2, 2005
Revenue	$13,868,745	$24,992,707
Net loss	(452,210)	(1,145,232)
Loss per share	$(0.01)	$(0.02)
The unaudited pro forma amounts are not necessarily indicative of the results that would have accrued in the acquisition of CEI and ECI had been completed on the date indicated.

2. Capital Stock
The Company has authorized 10,000,000 shares of Preferred stock, no par value. As of July 1, 2006 and December 31, 2005, the Company had 4,321,431 and 5,875,241 shares of Series 2 preferred stock issued and outstanding, respectively. As of July 1, 2006 and December 31, 2005, the Company had 2,040 and 3,485 shares of Series 3 preferred stock issued and outstanding, respectively. As of July 1, 2006 and December 31, 2005, the Company had 1,154 and 4,392 shares of Series 4 preferred stock issued and outstanding, respectively. On June 7, 2006, the Company held its annual shareholders’ meeting in which an additional 100,000,000 Common Stock was authorized for future issuance. As of July 1, 2006, the Company has authorized 225,000,000 shares of Common Stock, no par value. As of July 1, 2006 and December 31, 2005, the Company had 73,916,198 and 55,557,870 shares of common stock issued and outstanding, respectively.
Series 2 Preferred Stock
The terms of the Series 2 preferred stock are as follows.
Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of July 1, 2006 there were dividends of approximately $325,805 in arrears.
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
Voting Rights. Each holder of Series 2 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 2 preferred stock could then be converted
Series 3 Preferred Stock
The terms of the Series 3 preferred stock are as follows.
Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of July 1, 2006 there was $113,183 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At July 1, 2006, the beneficial conversion feature associated with the Series 3 preferred stock was fully amortized.
Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.
Series 4 Preferred Stock
The terms of the Series 4 preferred stock are as follows.
Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. If this preferred stock is converted into the Company’s common stock, and there exist undeclared dividends on the conversion date, the dividends will remain an obligation of the Company, and will be paid when declared and when there are legally available funds to make that payment. Thus far, no dividends have been declared. As of July 1, 2006 there was $70,286 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature is being amortized over the conversion period of one year. At July 1, 2006, the beneficial conversion feature associated with the Series 4 preferred stock was fully amortized.
Voting Rights. Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.
Common Stock
During the six months period ended July 1, 2006, the Company issued an aggregate of 3,858,826 shares of common stock in exchange for 4,196,908 cashless warrants exercised. Also, in the six months ended July 1, 2006 the Company issued an aggregate of 1,553,810 shares of common stock in exchange for conversion of 1,553,810 shares of Series 2 Preferred Stock at $0.42 per preferred share, 1,445,210 shares of common stock in exchange for conversion of 1,445.210 shares of Series 3 Preferred Stock at $420 per preferred share, and 3,237,649 shares of common stock in exchange for conversion of 3,237.649 shares of Series 4 Preferred Stock at $380 per preferred share. There were 245,188 common shares issued during the period as a result of option exercises at a weighted average of $0.34 per share.
Also during the six months ended July 1, 2006 the Company issued shares in the following transactions: 7,500,000 shares of common stock in connection with a private placement at $2.00 per share; 440,344 common shares in payment of liquidated damages due to an extended registration filing period; and 77,300 common shares to Steelcase, Inc. in payment of note that was in default. In connection with the Steelcase transaction, an additional 874,145 common shares that were held in Treasury as security for the Steelcase note, were retired (Note 4).
3. Stock Options and Warrants
Stock Incentive Plan
The Company has a Stock Incentive Plan (the “Plan”). At July 1, 2006 and July 2, 2005, 7,752,577 and 3,176,825 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over periods from zero to four years.
A total of 100,000 options to purchase shares of the Company’s common stock were granted to employees and directors of the Company during the six months ended July 1, 2006. None of these were issued in the second quarter of 2006. The 100,000 options issued during the six months ended July 1, 2006 are forfeited if not exercised within five years, and all of these options vest ratably over forty-eight months starting with the month of grant. The Company also issued an aggregate of 180,000 stock options to a consultant in exchange for services rendered. The weighted average per share value of the options granted in the six months ended July 1, 2006 was $1.12. There were 245,188 common shares issued during the period at a weighted average of $0.34 per share as a result of option exercises.
The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.26 - $0.84	7,626,188	3.82	$0.44	2,839,207	$0.50
$1.76 - $2.70	126,389	4.13	$2.41	34,722	$2.31

	7,752,577	3.85	$0.47	2,873,928	$0.53

Transactions involving stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at January 1, 2005	2,164,049	$0.46

Granted	5,780,940	0.53
Exercised	(41,000)	(0.29)
Cancelled or expired	(186,224)	0.39

Outstanding at December 31, 2005	7,717,765	$0.44

Granted	280,000	1.12
Exercised	(245,188)	(0.34)
Cancelled or expired	—	—

Outstanding at July 1, 2006	7,752,577	$0.47

The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal quarters in 2006 and 2005 using the Black-Scholes pricing model as prescribed by SFAS No. 123.
Common Stock Warrants
In connection with debt financing entered into during fiscal year 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of a portion of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and Aequitas Capital Management (“Aequitas,” formerly known as JMW Capital Partners, Inc). In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and Aequitas was determined to be $468,000. The difference of $110,000 between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment. During the six months ended July 1, 2006, the holders of these warrants exercised 1,239,600 warrants in exchange for 1,111,795 shares of the Company’s common stock (Note 2).

In connection with an April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings. During the six months ended July 1, 2006, the holders of these warrants exercised 33,231 warrants in exchange for 33,231 shares of the Company’s common stock (Note 2).
In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings. During the six months ended July 1, 2006, the holders of these warrants exercised 83,333 warrants in exchange for 83,333 shares of the Company’s common stock (Note 2).
In connection with the January 22, 2004 debt issuance by Destination Capital, LLC (see Note 5), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding. The Company repaid this debt in April 2004, and accordingly is obligated to issue 1,403,548 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,373. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings. During the six months ended July 1, 2006, the holders of these warrants exercised 543,915 warrants in exchange for 492,437 shares of the Company’s common stock (Note 2).
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
For the months from September 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company is obligated to issue 1,588,542 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. This included charges against earnings of $178,917 and $320,967 associated with an aggregate of 444,792 and 894,792 warrants, respectively, that the Company was obligated to issue for the three and six months ended July 2, 2005. During the six months ended July 1, 2006, the holders of these warrants exercised 1,242,594 warrants in exchange for 1,206,108 shares of the Company’s common stock (Note 2).
On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC (see Note 5), under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations in the third quarter of 2004. During the six months ended July 1, 2006, the holders of these warrants exercised 1,000,000 warrants in exchange for 889,648 shares of the Company’s common stock (Note 2).
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

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17. Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI (Note 1).
On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share. During the six months ended July 1, 2006, the holders of these warrants exercised 54,235 warrants in exchange for 42,274 shares of the Company’s common stock (Note 2).
Since these warrants are subject to certain registration rights, the Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has subsequently been recalculated using the closing price of the company’s common stock as of December 31, 2005 of $2.50. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 60 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on February 13, 2006. This filing was declared effective on June 8, 2006. On August 2, 2006, a post-effective amendment was filed which suspended the effectiveness of this registration. This amendment was declared effective by the SEC on August 9, 2006.
The registration rights agreement has a liquidated damages provision that calls for additional shares to be issued to the investors in the event that the registration statement is not filed and declared effective within a certain period of time. In accordance with this liquidated damages provision, the Company issued an additional 440,344 shares of common stock to these investors.
The Company initially valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005 and April 1, 2006 using the Black-Scholes option pricing model. At July 1, 2006 assumptions regarding the life and expected dividend yield were left unchanged, but the Company applied a risk free rate of 5.35% , a volatility of 123% and a deemed fair value of common stock of $3.07, which was the closing price of the Company’s common stock on June 30, 2006. The difference between the fair value of the warrants on December 31, 2005 and July 1, 2006 of $1,436,111 has been recorded as a loss on revaluation of warrant liability in the consolidated statement of operations.
On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock. The warrants have a term of five years and an exercise price of $3.00 per share. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability totaling $14,758,004 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability will subsequently be recalculated using the closing price of the company’s common stock as of the end of each quarter. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 90 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on July 21, 2006. As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company initially valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 5.35%, an expected dividend yield of 0%, a volatility of 123% and a deemed fair value of the common stock of $3.07, which was the closing market price on June 30, 2006.

During the six months ended July 1, 2006 warrant holders exercised an aggregate of 4,196,908 warrants in exchange for 3,858,826 shares of the Company’s common stock. A portion of these were exercised on a cashless basis, and as a result of these exercises 338,082 warrants to purchase shares of the Company’s common stock were forfeited. During the six months ended July 2, 2005, warrant holders exercised 826,400 warrants in exchange for 229,358 shares of the Company’s common stock.
4. Debt
Operating Line of Credit
As of July 1, 2006, the Company has a $10,000,000 credit facility. At December 31, 2005, the Company had two lines of credit with this lender for a total borrowing availability of $9,000,000. The two lines were combined and expanded to $10,000,000 in January 2006. This credit facility expires in January 2007. In most prior years, this facility has been renewed annually. There can be no assurance that this facility will be renewed. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, the Company had no available borrowing capacity at July 1, 2006. As of July 1, 2006 and December 31, 2005, borrowings of $9,999,994 and $5,840,016, respectively, were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at quarter end.
The Company has a second loan facility which is an unsecured $120,000 line of credit at prime plus 3 3/4%, due on demand with interest payable monthly. As of July 1, 2006 and December 31, 2005, there was $117,454 outstanding under this line. The Company was in compliance with the terms of this line of credit at July 1, 2006.
Long Term Debt
The Company had notes payable outstanding at July 1, 2006 and December 31, 2005. The total amount of these debts and their terms are summarized below.

	July 1,	December 31,
	2006	2005
Steelcase, Inc. promissory note, quarterly interest only payments at 12% per annum beginning June 1, 2003. Three annual principal payments of $69,773, due starting February 28, 2004, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $3,176). This debt and the related imbedded derivative amount due were repaid by the sale of 77,300 shares that were previously held as security. The remaining 874,145 shares, previously held as security, were retired (Note 2).	$—	$138,749

Techni-Cal Enterprises, Inc. promissory note effective July 8, 2005 in the amount of $220,000 with a $40,000 principal payment due at signing, monthly principal payments of $5,000 due beginning August 1, 2005 through July 1, 2006, and monthly principal payments of $10,000 beginning August 1, 2006 through July 1, 2007. This is a non-interest bearing Note.	125,000	155,000

	July 1,	December 31,
	2006	2005
Christenson Leasing Company, LLC Motor Vehicle Capital Lease agreement effective March 21, 2005 and April 1, 2005 for 1999 International and Ford F-350, respectively. The lease terms are 36 months and 50 months, respectively, with payments due on the 24th of each month beginning in April 2005. The monthly payments vary by vehicle over the length of the lease from $1,800 to $2,000 and $700 to $800, respectively. The interest rates are 3.625% and 3.875% per annum, respectively.	58,785	76,693

William C. McCormick promissory note effective January 28, 2005 in the amount of $250,000. Interest payments of 15% per annum are due on the 28th day of each month with the entire balance of the note to be paid in full on July 28, 2005. As of July 1, 2006 this note was past due. The note was repaid in full in July 2006.	250,000	250,000

Rodney M. Boucher promissory note effective October 13, 2005 and May 8, 2006, due on demand, annualized interest accruing at 17.75% due on the 13th of each month through September 13, 2008. As of July 1, 2006 no payments had been made on this note. This note was paid in full as of August 2006.	417,207	317,207

Christenson Leasing Company, LLC First Addendum to Tenant Improvements Capital Lease agreement effective March 1, 2005. Principal and Interest payments of $7,940 are due on the first day of each month beginning March 2005 and lasting through December 2007. The interest rate is 12% per annum.	129,875	168,345

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $188,012.11 payable monthly at $32,441.18 per month, including interest at 12% per annum, due and payable in full by February 25, 2006.	—	62,893

Aequitas Capital Management, Inc. promissory note effective July 5, 2005 in the amount of $90,847. Principal and interest payments of $5,047.05 are due on the first day of each month beginning in August 2005 and ending April 2006. An additional principal payment of $50,000 is due on October 1, 2005. The interest rate on this Note is 7% per annum. Payments on this note were renegotiated in January 2006 to be made in the amount of $15,000 per month ending in July 2006.	19,907	65,447

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $952,907 payable monthly in payment amounts ranging from $25,000 per month to $75,000 per month including interest at 7% per annum, due and payable in full by September 1, 2006.	197,668	412,923

US Bank Term Loan Note effective July 21, 2005 in the amount of $1,900,000. Monthly interest payments of the Prime Rate plus 1.5% are due on the first day of each month beginning in August 2005 through July 2008. Principal payments of $22,619 are due on the first day of each month beginning on August 2005 through July 2008.	1,726,738	1,786,905

	July 1,	December 31,
	2006	2005
Destination Capital, LLC business loan agreement, net of debt discount of $16,054, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $41,667, thereafter, net of debt discount of $2,920. Interest accrued at prime plus 10%. (See Note 5)	80,413	303,225

Total debt	3,005,593	3,737,387
Less current portion	(1,465,570)	(1,678,759)

Long term debt	$1,540,023	$2,058,628

Aggregate maturities of long-term debt as of July 1, 2006 are as follows:

Fiscal Year	Amount
Twelve months ended June 30, 2007	$1,465,570
Twelve months ended June 29, 2008	349,856
Twelve months ended June 28, 2009	1,190,167
Thereafter	—

3,005,593

5. Related Party Transactions
The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at July 1, 2006 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment
Christenson Leasing LLC(a)(g)	T. I. lease	December 2007	129,875	7,940
Christenson Leasing LLC(a)(g)	Vehicle leases	various	58,785	various
Christenson Leasing LLC(a)(g)	Equipment lease	December 2007	—	(f)60,000
JMW Group, LLC(a)	Note payable	August 2006	83,333	(c) 41,667
Aequitas Capital Management(a)	Note payable	April 2006	19,907	various
Rod Boucher(g)	Note payable	September 13, 2008	417,207	11,309
William C. McCormick	Note payable	July 2005	250,000	interest only
Mark Walter	Bond guarantee fees	Open obligation	—	(b)4,000
Destination Microfield, LLC(d)	Vehicle lease	August 2006	—	(e)36,350
William C. McCormick	Indemnity fees	Open obligation	—	(h) 14,913
John B. Conroy	Note receivable	September 2005	66,250	—

(a)	Robert J. Jesenik, a former director owns a significant interest in these entities.

(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.

(c)	This payment amount is for principal only. An additional amount is due monthly which includes interest at prime plus 10%.

(d)	William C. McCormick, Chairman of our board of directors, holds a minority ownership interest in this entity.

(e)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on July 1, 2006.

(f)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.

(g)	This note represents deferred salaries and expenses payable to Mr. Boucher prior to the acquisition of EnergyConnect, and a $100,000 loan made to the Company in May 2006.

(h)	These indemnity fees are payments made on standby letters of credit which are in place to guarantee payments to vendors on specific jobs.
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

Note Payable to Rod Boucher
On October 13, 2005, as a part of the acquisition of EnergyConnect, we assumed the liabilities of EnergyConnect. Included in the liabilities was a note payable to Rod Boucher. Mr. Boucher became our Chief Executive Officer as of the date of the acquisition. The note represents expenses within EnergyConnect prior to its acquisition. The note is in the amount of $317,207, with monthly payments of $11,309, including interest at prime plus 10%, due on the 13th of each month through September 13, 2008. On May 8, 2006, Mr. Boucher advanced an additional $100,000 to the Company. This amount was added to the principal amount of the note. As of July 1, 2006, no payments had been made on this obligation. This loan was paid in full in August 2006.
Note Payable to William McCormick
On January 28, 2005, the Company entered into a promissory note agreement with William McCormick in the amount of $250,000. Pursuant to the terms of the note, monthly payments of interest only at 15% per annum, are due on the 28th day of each month starting on February 28, 2005. The note was to be paid in full on July 28, 2005. As of the July 1, 2006 the note had not been repaid, and there was interest outstanding of $31,233. This note was repaid in full in July 2006.
Bond Guarantee Fees
Mark Walter
A certain number of CEI construction projects require us to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. We have an agreement with Mark Walter, our President under which at quarter end pays Walter between $1,000 and $4,000 per month for his personal guarantee of this bond liability. The guarantee fee is computed as 10% of the open liability under bonds issued for Christenson.
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
The letter of credit guarantee fees are calculated and accrued monthly. As of July 1, 2006, the amounts owed to Mr. McCormick under the letter of credit obligations totaled $78,960.
Other indemnifier
We also had an unrelated party guarantee a $1 million standby letter of credit issued as security for a large construction job. This party was paid a fee of 15% of the letter of credit amount for providing this security. This agreement also required a secondary indemnity, should funds be drawn against this letter of credit, the substantial majority of which was provided by Aequitas Capital Management, a related party. Robert Jesenik, a former director, is a principal shareholder and CEO of Aequitas. Aequitas charged an additional fee of 15% of the letter of credit amount. Aequitas is also indemnified by Christenson Electric should it have to indemnify the primary guarantor. This letter of credit and the related fees ended in April 2006.
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
On July 1, 2005, Christenson Electric entered into a promissory note with Aequitas Capital Management, a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. Prior to 2006, no payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to Aequitas Capital, which was consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. As of July 1, 2006, the payments on this note had not been made as scheduled, the balance on the note was $19,907, and it was in default.
Equipment Lease Agreement
On December 31, 2002, Christenson Electric entered into a sale and leaseback agreement with Christenson Leasing, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, Christenson’s predecessor, Christenson Technology entered into a sublease agreement with Christenson Electric for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease the formerly separate subsidiary, Christenson Velagio, paid Christenson Electric $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, we modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of our Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.
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
Master Vehicle Lease Agreements
We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick. In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease. In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007. The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate. The monthly payment in effect on July 1, 2006 is $36,350. This adjustment is made on an annual basis.
We, through our subsidiary CEI, are a party to an agreement with CLC under which CEI leases its vans and trucks. In accordance with the terms of the agreement, we pay to CLC a varying amount each month representing the lease and maintenance costs of those vehicles. The lease is a month to month agreement that is modified with each addition or removal or vehicles.

Real Property Sub Leases
On September 1, 2003, our formerly separate subsidiary, Christenson Velagio, entered into seven real property subleases with Christenson Electric, then a separate, unrelated entity, for use of buildings, offices and storage yards to house the operations and property of Christenson Velagio. Christenson Electric, as the sublessor, is party to a master property lease with an unrelated party. The monthly sublease payments totaled $54,464 through November 30, 2004. On November 30, 2004, Christenson Velagio terminated its lease with Christenson Electric for space in the Thurman Building and entered into a lease directly with the building owner for a smaller space in the building. The rent per month on the Thurman Building is $38,898. The Company moved from this space in April 2006 and is pursuing potential sublease options.
We are lessees to a facility which we subleased to a third party through February 2006. Under this lease, we pay $32,352 per month to our lessor, and received $25,000 per month from our subleasee. This agreement terminated in February, 2006. Our obligation under the master lease for this facility ends in September 2008. On April 17, 2006, the Company moved to this facility, and is searching for a tenant for the Thurman office location. As a newly combined entity, Christenson has operating activities in Portland and Eugene, Oregon.
As of April 1, 2006 our total real property lease payments totaled $87,491, of which $675 was on a month-to-month basis. The remaining $86,816 is due on leases with maturity dates between July 2007 and October 2008.
Note receivable
In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share. Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At July 1, 2006, accrued interest receivable under this note totaled $26,519. We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.
6. Amortization of Purchased Intangible Assets
The following table presents details of the purchased intangible assets as of July 1, 2006 and December 31, 2005:

	July 1, 2006	December 31, 2005
Intangibles purchased in 2003
Christenson Technology customer lists	$663,305	$663,305
Christenson Technology trade name	872,771	872,771

Intangibles purchased in 2005
Christenson Electric customer relationships	1,687,335	1,687,335
Christenson Electric trade name	758,356	758,356
EnergyConnect developed technology	2,390,667	2,390,667

	6,372,434	6,372,434
Less accumulated amortization	(622,671)	(363,497)

	$5,749,763	$6,008,937

The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name will be tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Customer lists relative to the CTS base of customers was determined to have a six-year life. The CEI customer relationship was determined to have a ten-year life, and the developed technology has an estimated useful life of ten years
Amortization of intangible assets included as a charge to income was $114,710 and $259,174 for the three and six months ended July 1, 2006, respectively.
Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
2006-last six months	259,176
2007	518,351
2008	518,351
2009	486,107
2010	407,800
2011-first six months	203,900

Total	2,393,685

7. Private Placements
On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share.
Since these warrants are subject to certain registration rights, The Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has been recalculated using the closing price of the company’s common stock as of December 31, 2005 of $2.50. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 60 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on February 13, 2006. This filing was declared effective on June 8, 2006. On August 2, 2006, a post-effective amendment was filed which suspended the effectiveness of this registration. This amendment was declared effective by the SEC on August 9, 2006.
The registration rights agreement has a liquidated damages provision that calls for additional shares to be issued to the investors in the event that the registration statement is not filed and declared effective within a certain period of time. In accordance with this liquidated damages provision, the Company issued an additional 440,344 shares of common stock to these investors.
The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life and expected dividend yield were left unchanged, but the Company applied a risk free rate of 4.21% , a volatility of 128% and a deemed fair value of common stock of $2.50, which was the closing price of the Company’s common stock on December 31, 2005. The difference between the fair value of the warrants on October 5, 2005 and December 31, 2005 of $503,543 was recorded as a loss on revaluation of warrant liability in the consolidated statement of operations for the year ended December 31, 2005. At July 1, 2006, the warrant liability has been recalculated using the closing price of the company’s common stock as of June 30, 2006 of $3.07. This revaluation from the end of 2005 resulted in an increase of $1,436,111 in the warrant liability and has also has been recorded as a loss on revaluation of warrant liability in the consolidated statement of operations in the six months ended July 1, 2006.
On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock. The warrants have a term of five years and an exercise price of $3.00 per share. Since the warrants are subject to certain registration rights, The Company recorded a warrant liability totaling $14,758,004 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has been recalculated using the closing price of the company’s common stock as of June 30, 2006 of $3.07. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 90 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on July 21, 2006. As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 5.35%, an expected dividend yield of 0%, a volatility of 123% and a deemed fair value of the common stock of $3.07, which was the closing market price on June 30, 2006.
8. Liquidity Matters
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the six months ended July 1, 2006, the Company incurred net losses of $1,470,000.
The Company’s existence is dependent upon management’s ability to develop profitable operations within its subsidiaries and resolve its liquidity problems. The Company recently raised $15 million in new financing. Management has been successful in cutting certain expenses, both to improve gross margins and to reduce the monthly overhead costs. While the Company anticipates it will continue to improve its bottom line results as a result of cost reduction efforts and fundraising events, its high level of debt, history of losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to them, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. Investment capital or debt facilities may be difficult to obtain due. There can be no assurance that additional capital will be available or, if available, will be at terms acceptable to the Company. The Company is continuing to focus on opportunities to increase revenues and grow margins while continuing to reduce monthly expenses in an attempt to turn cash flow positive and maintain profitability before charges for non-cash intangible reductions.

9. Segment Information
The Company is managed by specific lines of business including construction and services, energy related transactional and redistribution services. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Microfield are reported at the Microfield parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company’s management relies on the internal management system to provide sales, cost and asset information by line of business.
Summarized financial information by line of business for the three and six months ended July 1, 2006, and July 2, 2005, as taken from the internal management system previously discussed, is listed below. Information for the three and six months ended July 2, 2005 does not include any data from ECI or the former Christenson Electric, as those acquisitions were not completed by that date.

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue
CEI	$23,985,295	$9,006,523	$38,961,915	$17,901,207
ECI	313,144	—	1,139,691	—
Microfield		—	—	—

Total revenue	$24,298,439	$9,006,523	$40,131,605	$17,901,207

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Gross Profit
CEI	$2,856,767	$1,913,127	$5,709,893	$3,803,689
ECI	(17,102)	—	(96,724)	—
Microfield	—	—	—	—

Total gross profit	$2,839,665	$1,913,127	$5,613,169	$3,803,689

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Operating Income (Loss)
CEI	$482,527	$280,838	$840,721	$576,973
ECI	(764,979)	—	(1,480,387)	—
Microfield	(809,543)	—	(1,505,777)	—

Total operating income (loss)	$(1,091,995)	$280,838	$(2,145,443)	$576,973

	As Of
	July 1, 2006	December 31, 2005
Assets
CEI	$30,845,522	$24,619,464
ECI	31,941,998	32,721,506
Microfield	137,415,903	122,394,667
Intercompany eliminated assets	(125,188,945)	(124,494,290)

Total assets	$75,081,000	$55,241,347

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Capital Expenditures
CEI	$90,202	$—	$209,479	$—
ECI	—	—	—	—
Microfield	—	—	—	—

Total capital expenditures	$90,202	$—	$209,479	$—

The net operating income (loss) data listed above includes the effects of S, G & A expense, depreciation, amortization, charges for goodwill impairment and the write-off of intangible assets. The following tables disclose those amounts for each segment.

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Operating Expenses
CEI	$2,374,240	$1,720,529	$4,869,171	$3,282,340
ECI	747,979	—	1,383,663	—
Microfield	809,441	(88,240)	1,505,778	(55,624)

Total operating expense	$3,931,660	$1,632,289	$7,758,612	$3,226,716

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Depreciation, Amortization and Write-off of Intangibles
CEI	$120,642	$34,410	$245,969	$69,913
ECI	59,767	—	119,533	—
Microfield	—	—	—	—

Total depreciation, amorti- zation, and write off of Intangibles	$180,409	$34,410	$365,502	$69,913

There were no inter-company sales in the three and six months ended July 1, 2006 and July 2, 2005. All of the Company’s assets as of July 1, 2006, and July 2, 2005, were attributable to U.S. operations.
10. Business Concentration
Revenue from one (1) major customer, which accounted for greater than 10% of total sales, approximated $8,846,000 or 23% of sales for the six month period ended July 1, 2006 and no customers with total sales of over 10% of sales for the corresponding six month period ended July 2, 2005. Total accounts receivable of $2,668,000 or 21% of total accounts receivable was due from these customers as of July 1, 2006.

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
Forward-Looking Statements
Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are “forward-looking statements” within the meaning of the federal securities laws. Although the Company believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Company on file with the SEC.
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
We specialize in the installation of electrical, control, and telecommunications products and services, and in transactions involving integration of consumers of electricity into the wholesale electricity markets. The

Company expanded through acquisitions in 2005 from an energy and related technologies and services business to a business that also provides energy consumers a new source of energy revenues and savings and the means to achieve such benefits. Included in these acquisitions are the capabilities to service high voltage facilities including wind farms and solar energy collection facilities. Two new subsidiaries have been integrated with the Christenson Velagio, Inc. (“CVI”) subsidiary this year. These are Christenson Electric, Inc. (“CEI”) in July and EnergyConnect, Inc. (ECI”) in October. In January 2006, the operations of Christenson Velagio and Christenson Electric were consolidated together to form one wholly-owned subsidiary, Christenson Electric, Inc. Currenty, Christenson Electric and EnergyConnect are the remaining wholly-owned operating subsidiaries of the Company. Our objective is to leverage our assets and resources and build a viable, profitable wholesale power transaction electrical services, and technology infrastructure business.
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

Expense Control. We have various controls in place to monitor spending. These range from authorization and approvals by the head of each subsidiary and our CFO as well as review of the periodic check runs by the CFO, and reviews of labor efficiency and utilization by the President and our project managers. An organizational team, which is comprised of the President, CFO, several department heads and key employees, meets bi-weekly to review reports that monitor expenses and cost efficiency, among other factors. Additionally, the executive team of Christenson Electric, comprised of our President, CFO and Controller, meets weekly to review the subsidiary’s operations. All expenses of EnergyConnect are reviewed and approved by the President of EnergyConnect. Each subsidiary’s financial statements are reviewed monthly with the board of directors to oversee monthly spending patterns and expenses as a part of the review of the prior month’s financial statements.
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
Inventories and reserves for shrinkage and obsolescence
We adjust inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At July 1, 2006, the allowance for inventory obsolescence was $143,020 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of our inventory and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.
Bad debt reserves
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At July 1, 2006, the allowance for doubtful accounts was $229,797. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of July 1, 2006, and the potential that some of these accounts may be uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.
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

Warrant Liability
In connection with the placement of certain debt instruments during the second quarter 2006 and the year ended December 31, 2005, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.
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
Results of Operations
The financial information presented for the three and six months ended July 1, 2006, represents activity in Microfield Group, Inc. and its wholly-owned subsidiaries, CEI and ECI. The financial information presented for the three and six months ended July 2, 2005 represents activity in Microfield and its previously separate subsidiary CVI, as the acquisitions of CEI and ECI did not occur until later in the fiscal year 2005. Since there is neither revenue nor expense from the separate business previously named CEI, and from ECI included in the totals for the three and six months ended July 1, 2006, comparisons between the current three and six month totals, and those from the same periods in 2005, are not meaningful.
Sales. Revenue for the three months ended July 1, 2006 was $24,298,000 compared to $9,007,000 for the three months ended July 2, 2005. This also compares to revenue of $15,833,000 in the first quarter of 2006. This increase in revenue between the second quarters of 2006 and 2005, is a direct result of the Company’s acquisitions of CEI and ECI. Sales within CEI totaled $23,985,000 and include revenue from utility and wind projects that were not a part of the business in the second quarter 2005. Revenues within ECI were $313,000 for the second quarter 2006 and represent revenues from transactions occurring mainly in the months of February, March and April 2006. The Company experienced an increase in sequential quarterly revenue due to a continued improvement in the construction industry, and from seasonal work as the Company moved toward summer.
Sales to one customer comprised 23% of the Company’s total sales for the three months ended July 1, 2006. There were no sales to any customers that exceeded 10% of total revenue in the three months ended July 2, 2005.
Revenue for the six months ended was $40,132,000 compared to $17,901,000 for the six months ended July 2, 2005. Sales within CEI and ECI for the six month period in 2006 totaled $38,992,000 and $1,140,000, respectively. There were sales to one customer that comprised 22% of total revenue in the six months ended July 1, 2006. There were no sales any customers during the six months ended July 2, 2005 that exceeded 10% of the Company’s total sales for that period.
Cost of Sales. Cost of sales totaled $21,458,773 (or 88.3% of sales) for the fiscal quarter ended July 1, 2006, compared to $7,093,000 (or 78.8% of sales) for the same period in the prior year. This increase in costs coincides with the higher levels of sales in the current year quarter, and reflects the inclusion of costs of both CEI and ECI, which are not included in the prior year’s costs. Cost of sales for the six months ended July 1, 2006 was $34,518,000 compared to 14,098,000 for the six months ended July 2, 2005. Cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services.
Gross Profit. Gross profit for the three months ended July 1, 2006 was $2,840,000 (or 11.7%) compared to $1,913,000 (or 21.2%) for the same period in 2005. This decrease in gross margin of 9.5% of total sales is due primarily to lower margin business associated with the wind projects that were part of the operations purchased in the acquisition of CEI. The Company also took a $400,000 reserve for a dispute on a power transmission project that was in process at the time of the acquisition of CEI. That project is scheduled to be complete in the third quarter of 2006, at which time the disposition of the reserve should be determined. Gross profit for the six months ended July 1, 2006 was $5,613,000 (or 14.0%) compared to $3,804,000 (or 21.2%) for the same period in 2005.
Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs. It is the Company’s goal to sustain higher levels of gross margins through continuing cost reduction efforts, an emphasis on obtaining higher gross margin work projects and diligent management and oversight of project costs.
Operating Expenses. Operating expenses were $4,093,000 (16.7% of sales) for the three months ended July 1, 2006, compared to $1,632,000 (18.0% of sales) for the three months ended July 2, 2005. This increase is due to the added operating costs of the acquired companies, CEI and ECI that were not included in the 2005 numbers. Sequential quarterly operating expenses increased from first quarter 2006 expenses of $3,827,000 (24.2% of sales) but were significantly lower as a percentage of sales in the second quarter. Operating expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. Payroll costs, which include salary, payroll taxes, fringe benefits, and stock based compensation expense totaled $2,671,000 for the three months ended July 1, 2006 compared to $1,259,000 in the three months ended July 2, 2005. This increase is primarily due to the added payroll costs of the two newly acquired businesses that were not included in the amounts in 2005. Additionally, stock based compensation expense totaled $478,000 in the second quarter of 2006 compared to none in the second quarter of 2005. The Company was not required to charge that expense against earnings in 2005.
Total rents for the three months ended July 1, 2006 were $287,000, which was primarily comprised of facilities rent. This is compared to $153,000 of rent incurred in the three months ended July 2, 2005. This increase is due primarily to additional rent obligations acquired through the acquisitions of Christenson Electric. CEI subleased space for which it was primarily liable, to a third party. That sublease terminated in February 2006. Outside services, professional fees, insurance, utilities and depreciation for the three months ended July 1, 2006 totaled $684,000, compared to $139,000 for the three months ended July 2, 2005. The increase is due to added costs from the acquired entities which included $325,000 in software development costs in ECI. There were also increased costs during the current quarter associated with the transfers of stock by multiple shareholders, and the legal opinions associated with those transfers. These costs totaled $76,000 in the second quarter 2006 compared to none in the second quarter of 2005. The prior year quarter also included a reduction of $120,000 in legal fees from the reversal of expenses accrued in prior periods in connection with a lawsuit.
Operating expenses were $7,759,000 (19.3% of sales) for the six months ended July 1, 2006, compared to $3,226,000 (18.0% of sales) for the six months ended July 2, 2005. The increase is due to the addition of the two acquired companies and the operating costs associated with them. Operating costs were also affected by the charge for stock based compensation, which was $975,590 for the six months ended July 1, 2006, compared to none in the six months ended July 2, 2005. The Company was not required to charge stock based compensation expense against earnings in 2005.
The level of operating expense for the 2006 is anticipated to continue to be significantly higher compared to the level incurred in the 2005 due to the addition of the costs from the two acquired business that were not in the expense totals for the full twelve months of 2005. CEI was acquired in July of 2005, and ECI was acquired in October 2005. The Company anticipates expenses, operating expenses will approximate between 17% and 24% of sales for 2006.

Interest Expense. Interest expense was $322,000 for the three months ended July 1, 2006, compared to $401,000 for the three months ended July 2, 2005. Interest expense decreased periods due to interest expense on warrants issued in association with debt. The Company’s maximum borrowing capacity was $10,120,000 in the current quarter of 2006 compared to a maximum $6,000,000 capacity in the same period of 2005. Included in interest for 2005 was $179,000 of interest recorded as a result of the accounting treatment of the issuance of warrants associated with the debt owed to Destination Capital LLC.
Interest expense was $845,000 for the six months ended July 1, 2006 compared to $784,000 for the six months ended July 2, 2005. Interest expense increased from the prior year due mainly to higher market rates of interest and to higher outstanding balances under the Company’s operating line of credit over this six month period. The Company recorded $321,000 in non-cash interest expense associated with the warrant cost under the terms of the Destination Capital note in the six months ended July 2, 2005. Excluding the effect of these non-cash interest charges, interest expense was $463,000 for the six months ended July 2, 2005.
Derivative income/expense. The Company recorded derivative expense of $1,436,000 in the first six months of 2006. This is a result of the re-valuation of a warrant obligation initially recorded in the October 2005 private placement. In accordance with SFAS 131, this warrant obligation is required to be marked-to-market at the end of each reporting period, with the resulting increase or decrease in its value being recorded as derivative income or expense in the Company’s consolidated statement of operations for that period. This compares to derivative income in the first six months of 2005 of $32,000 from the re-measurement of an embedded derivative. These derivative income and expense amounts are recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the consolidated balance sheet. The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce derivative expense or derivative income as the Company’s stock price increases or decreases, respectively.
Gain / Loss From Discontinued Operations
Discontinued operations are comprised of a royalty from the sale of the SoftBoard business. The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.” The amount of $17,068 received in the first quarter 2006 is the last payment to be received by the Company under the royalty agreement.
Income Taxes. There was no provision for income taxes for the three and six months ended July 1, 2006 and July 2, 2005 due to losses incurred by the Company in those periods. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. The Company has provided a full valuation allowance on its net deferred tax asset.
Liquidity and Capital Resources
Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At July 1, 2006, the Company had positive working capital of approximately $7,118,000 and its primary source of liquidity consisted of cash and its operating line of credit.
Accounts receivable increased to $12,894,000 at July 1, 2006 from $8,558,000 at December 31, 2005. The increase is due to the larger volume of business in process at July 1, 2006 than was in process at the end of the prior year. The alternative energy projects, specifically those in the wind energy sector, are typically undertaken in the spring, summer and fall months, and slow down over the winter months due to severe weather in those areas. Company receivables are net of an allowance for doubtful accounts of $230,000 and $229,000 at July 1, 2006 and December 31, 2005, respectively. Management expects these receivables to remain fairly constant as a percentage of sales in year over year comparisons, decreasing slightly as efficiencies in the billing and collection processes are achieved. At July 1, 2006, one customer’s outstanding receivable balance accounted for 21% of total outstanding accounts receivable.
Inventory decreased to $327,000 at July 1, 2006 from $721,000 at December 31, 2005. This decrease is due to a large portion of the inventory on hand at year end being fully utilized on a specific project early in the first quarter of 2006. Sequentially, this balance increased by $12,000 from April 1, 2006 due primarily to seasonal fluctuations. This balance mainly includes inventory used in the electrical services business. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases.
The Company recorded costs in excess of billings, which reflect those costs incurred on construction and services, which have not yet been billed to customers. This amount increased by $2,956,000 to $4,995,000 at July 1, 2006 from $2,039,000 at December 31, 2005, due to several large projects outstanding at July 1, 2006 which were under-billed on that date. This should remain relatively constant as a percentage of sales on an ongoing basis.
Property and equipment, net of depreciation increased by $94,000 to $545,000 at July 1, 2006, compared to $451,000 at December 31, 2005. This increase was due primarily to the purchase of office equipment in the amount of approximately $25,000, leasehold improvement costs of $75,000 associated with the company’s move to a new location, less normal depreciation on fixed assets. The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.
Accounts payable increased by $2,899,000 to $10,041,000 at April 1, 2006 from $7,142,000 at December 31, 2005. This increase is due to the higher levels of payables associated with increased activity at the end of the second quarter compared to the activity levels at December 31, 2005. Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company.
Accrued payroll, payroll taxes and benefits were $3,105,000 at July 1, 2006. These amounts consist primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company reflecting the increased or decreased activity levels, and as such, represents a main cash use of the Company’s funds. These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.
The main bank line of credit was approximately $10,000,000 at July 1, 2006 compared to a balance of $5,840,000 at December 31, 2005. This lending facility is a primary source of funds for the Company. Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facility. With the completion of the Company’s private placement on June 30, 2006, a significant portion of this facility was paid down. In future periods, when there exists no outstanding balance under the line, collected funds will be remitted by the lender, to the Company as they are collected. The facility has a limit of $10,000,000 and borrowings are based on 90% of eligible accounts receivable, plus 50% of work in process, up to a total of 95% of eligible collateral. In July 2006, after the Company significantly reduced the amount outstanding under the line, the advance rate, which had been increased as an accommodation to the Company, was revised back down to 85% of eligible accounts receivable, with no inclusion of work in process in the borrowing base. As of July 1, 2006, based on eligible receivables, the Company had no available borrowing capacity. The Company has an additional line of credit that is for $120,000 and is unsecured. There was approximately $117,000 outstanding under this line at July 1, 2006 and December 31, 2005.
In August 2004, the Company entered into a borrowing agreement with Destination Capital, LLC. Under this loan agreement, the Company borrowed $1,200,000 to be used for operating capital. On August 1,

2005, the Company entered into an agreement to split this debt into three separate promissory notes in the amounts of $516,667, $420,000 and $180,000. These notes were then assigned to two related parties, JMW Group and CLC. The $420,000 and the $180,000 loans were paid off in conjunction with the October 2005 private placement. As of July 1, 2006, due to required monthly payments, there was $83,000 due under the remaining outstanding loan.
The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2005 and the first two quarters of 2006. As of July 1, 2006 as a result of the private placement completed on June 30, 2006, the Company had working capital of $7,118,000, total liabilities of $50,048,000 (of which $22,985,000 is the result of an imbedded derivative associated with outstanding warrant liabilities) and an accumulated deficit of $111,664,000. The Company has reduced its operating losses significantly from prior years. The current operating loss of $2,145,000 for the six months ended July 1, 2006 includes $976,000 in stock based compensation expense and $259,000 of expense due to the amortization of intangible assets. Because of these reduced operating losses, and the reduction of a significant portion of debt as a result of the capital infusion on June 30, 2006, the Company believes it will have sufficient capital resources to meet projected operating cash flow needs for the next twelve months.
The Company had no commitments for capital expenditures in material amounts at July 1, 2006.
Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the year ended December 31, 2005, that we have incurred operating losses in the last two years and that we are dependent on management’s ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern. By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If our capital requirements vary materially from those planned, we may require additional financing sooner than anticipated. We are not assured that financing will be available in amounts or on terms acceptable to us, if at all. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Debt financing, if available, may involve restrictive covenants, which could restrict our operations or finances. If we cannot raise funds or sell assets, if needed, on acceptable terms, we may not be able to continue our operations, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition.
Inflation
In the opinion of management, inflation will not have an impact on the Company’s financial condition and results of its operations.
Off-Balance Sheet Arrangements
The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.
TRENDS, RISKS AND UNCERTAINTIES
The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether, or to what extent, any of such risks may be realized nor can it guarantee that it has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company’s Common Stock. There have been no material changes to the risk factors included in the registrant’s Form 10-KSB for the year ended December 31, 2005.
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
We Have a History Of Losses Which May Continue and Which May Negatively Impact Our Ability to Achieve Our Business Objectives.
     We incurred a net loss of $4,169,723 for the six months ended July 1, 2006 and losses of $77,953,193 and $6,181,683 for the years ended December 31, 2005 and January 1, 2005, respectively. The loss for the six months ended July 1, 2006 includes expenses of $2,671,000 due to non-cash charges for stock based compensation, amortization of intangible assets and the re-valuation of a warrant liability. Of the loss amount in 2005, $77,419,759 was due to a non-cash write-off of impaired goodwill from the ECI transaction, and other intangible asset, non-cash impairment charges, and in addition included a charge of $503,543 for the non-cash re-valuation of a warrant liability. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.
If We Are Experience Continuing Losses and Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.
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
     In their report dated February 24, 2006, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $77,953,193 and $6,181,683, for the years ended December 31, 2005 and January 1, 2005, respectively. With the funds obtained in the June 30, 2006 private placement, our ability to continue as a going concern was greatly enhanced. Our continued viability is subject to our ability to generate profits to sustain the operating cash flow needs for future periods. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.
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
Goodwill Recorded On Our Balance Sheet May Become Impaired, Which Could Have A Material Adverse Effect On Our Operating Results.
     As a result of each of the acquisitions we have been a party to, we have recorded a significant amount of goodwill. As required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” we annually evaluate the potential impairment of goodwill that was recorded at each acquisition date. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. This potential impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results. For the twelve months ended December 31, 2005, we wrote off, approximately $77 million of goodwill due to impairment testing of this asset. No goodwill or intangible asset value was written off in the six months ended July 1, 2006.
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
     The construction services industry has experienced a drop in demand since 2000 both in the United States and internationally. Recently, however, that trend has reversed in response to a turnaround in the capital markets, renewed growth in the construction industry, passage of favorable energy tax legislation by Congress, and a vibrant real estate market. It is difficult to predict whether these changes will result in continued economic improvement in the industries which our company serves. If the rate of growth should slow, or end users reduce their capital investments in construction related products, our operating results may decline which could cause a decline in our profits.
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
     The factors outside of our control include:
•	Construction and energy market conditions and economic conditions generally;

•	Timing and volume of customers’ specialty construction projects;

•	The timing and size of construction projects;

•	Fluctuations in demand for our services;

•	Changes in our mix of customers’ projects and business activities;

•	The length of sales cycles;

•	While opportunities for transactional revenue is higher in cold weather months, adverse weather conditions, particularly during the winter season, could affect our ability to render electrical services in certain regions of the United States;

•	The ability of certain customers to sustain capital resources to pay their trade accounts receivable balances;

•	Reductions in the prices of services offered by our competitors; and

•	Costs of integrating technologies or businesses that we add.
     The factors substantially within our control include:
•	Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects that may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method;

•	The timing of expansion into new markets;

•	Costs incurred to support internal growth and acquisitions;

•	Fluctuations in operating results caused by acquisitions; and

•	The timing and payments associated with possible acquisitions.
     Because our operating results will vary significantly from quarter to quarter, our operating results may not meet the expectations of securities analysts and investors, and our common stock could decline significantly which may expose us to risks of securities litigation, impair our ability to attract and retain qualified individuals using equity incentives and make it more difficult to complete acquisitions using equity as consideration.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the periods covered by this Annual Report, we conducted evaluations, under the supervision and with the participation of our Chief Executive Officer (CEO), President and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange). Based on their evaluations, our CEO, President and CFO concluded that our disclosure controls and procedures need additional improvement. As of December 31, 2005 our disclosure controls and procedures were not effective to ensure timely reporting with the Securities and Exchange Commission, but needed additional improvement in general. While these controls were not absolutely effective, management and company personnel performed additional procedures that compensate for the lack of established controls. These additional procedures will continue to be performed until effective disclosure controls and procedures can be fully instituted. Our management has undergone a limited process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. The Company hired a new CFO in September 2005, and a new Corporate Controller in February 2006. The hiring of the Corporate Controller added expertise in the area of internal controls and procedures that did not previously exist within the Company’s management. A significant component of the duties to be performed in that position will be to improve the internal controls and procedures. The Company has the objective of being in compliance with all Sarbanes-Oxley mandates as required. This objective includes a complete review and documentation of the internal controls and procedures in place, with changes to those controls and procedures as deemed necessary to comply with Sarbanes-Oxley. The Company currently has internal personnel as well as an outside firm engaged in working toward meeting this goal by the required date.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), Microfield management, including the CEO, also conducted an evaluation of Microfield’s internal controls over financial reporting to determine whether any changes occurred during the first and second fiscal quarters that have materially affected, or are reasonably likely to materially affect, Microfield’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended December 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below.
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
The Company made three separate acquisitions during the past three years -
CVI in September 2003,
CEI in July 2005, and

ECI in October 2005
Both CVI and CEI, now operating as a combined entity under the name Christenson Electric, Inc., where internal control weaknesses existed, were privately held before the acquisitions, and did not have formally established controls and procedures in place. The main internal control weaknesses that existed and the areas of the business involved are described below.
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
In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s auditors to properly and accurately account for the financial information contained in this Form 10-Q. To begin correcting these material weaknesses, the Company has undertaken the following:
•	Qualified personnel have been hired to perform additional procedures in an effort to support and substantiate account balances at period end.

•	Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-Q.

•	Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. This additional analysis is supplemental to the audit procedures normally required for the Company’s registered independent public accounting firm to provide an opinion on the financial statements.
At July 1, 2006, certain internal control weaknesses remained. These weaknesses will be addressed in prospective quarters through management’s continuing implementation of a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Among the changes that have been implemented, or that are in the process of being implemented are:
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
To correct the material weakness, checklists are being developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and review. Specific checklists are being developed for non-quarter end months, quarter end months and the annual close. These checklists continue to be developed and are being implemented in the second quarter 2006 close process and utilized in the preparation of this second quarter 2006 Form 10-Q and subsequent period ends.
The Company’s officers have been working with the Board of Directors to address recommendations from the Company’s registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. The Company is currently engaged in the implementation of a new internal software system and associated new internal control procedures. Management expects that this system along with new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, which will timely alert the President to material information relating to the Company required to be included in the Company’s Exchange Act filings.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following information is being provided pursuant to Item 701 of SEC Regulation S-K.
On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock. The warrants have a term of five years and an exercise price of $3.00 per share. Since the warrants are subject to certain registration rights, The Company recorded a warrant liability totaling $14,758,004 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has been recalculated using the closing price of the company’s common stock as of

June 30, 2006 of $3.07. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 90 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on July 21, 2006. As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 5.35%, an expected dividend yield of 0%, a volatility of 123% and a deemed fair value of the common stock of $3.07, which was the closing market price on June 30, 2006.
(b)	The following information is being provided pursuant to Item 701(f) of SEC Regulation S-K.
On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share. Pursuant to the terms of the private placement, the Company was obligated to register these shares and the underlying warrants under Form S-1. This form was initially filed on February 13, 2006 and declared effective on June 8, 2006. Commissions incurred in connection with the offering totaled $307,845, of which $229,520 was paid with the Company’s common stock and $78,325 was paid in cash. No payments were made in connection with this private placement to officers or directors of the Company. Proceeds of the private placement were used to retire $1,100,000 of the Company’s debt, with the remaining $2,176,000 used for working capital purposes.
Item 3. Defaults Upon Senior Securities
At the date of this report, the Company was in arrearage on the payment of dividends on Series 2 preferred stock, Series 3 preferred stock and Series 4 preferred stock in the amount of $509,275. Under the terms of the issuances of these series of preferred stock, dividends are declared at the discretion of the Company’s board of directors, and will be paid when funds for payment are legally available.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual shareholders’ meeting on June 7, 2006. There were present at the meeting in person or by proxy shareholders of the Corporation who were the holders of 41,418 694 (56.63%), shares of Common Stock entitled to vote thereat constituting a quorum. There were three issues upon which shareholders were asked to vote.
1.	Expansion of the authorized common shares from 125,000,000 shares to 225,000,000 shares.

2.	Expansion of the 1996 Incentive Stock Option pool by 10,000,000 shares to 20,000,000 shares.

3.	Election of directors.
The expansion of the authorized common shares was approved by a vote of 41,203,642 to 215,052 with no votes abstaining. The expansion of the 1996 Incentive Stock Option pool was approved by a vote of 40,842,35 to 576,359 with no votes abstaining.
The following nominees were elected by the following vote count.

	Votes For	Votes Against	Votes Withheld

William C. McCormick	41,359,697	—	58,997
Rodney M. Boucher	41,406,010	—	12,684
A. Mark Walter	41,406,010	—	12,684
Gene Ameduri	41,359,297	—	59,397
Michael W. Stansell	41,359,297	—	59,397
Gary D. Conley	41,418,694	—	—

Item 6. Exhibits
(a) The exhibits filed as part of this report are listed below:

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press release of earnings dated August 10, 2006.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 10, 2006

MICROFIELD GROUP, INC.
By:	/s/ Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer (Principal Executive Officer)