Form 10-Q/A
period 2006-07-01
MICROFIELD GROUP INC
filed 2006-08-18
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 1O-Q/A

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

EXPLANATORY NOTE
This amendment to our quarterly report on Form 10-Q for the quarter ended July 1, 2006 is being filed to correct certain typographical and inadvertent errors, primarily consisting of the following: In the original filing (i) net cash provided by financing activities for the six months ended July 1, 2006 was reported as $10,572,534 instead of $18,572,534, (ii) sales, general, and administrative expenses for the three months ended July 1, 2006, which was properly reported in the Consolidated Statement of Operations, was incorrectly stated in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) net loss for the six months ended July 1, 2006, which was properly reported in the Consolidated Statement of Operations was reported as $1,470,000 instead of $4,710,000 in Note 8, and (iv) revenues generated from CEI segment was reported as $38,961,915 instead of $38,991,915.
Other than the correction of typographical and inadvertent errors, all other information in our Form 10-Q described above remains unchanged. This amendment does not reflect events occurring after the original filing of such Form 10-Q and does not modify or update the disclosures in any way other than to correct the typographical and inadvertent errors. We refiled the entire Form 10-QSB in order to provide more convenient access to the corrected information in context.

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

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Sales	$24,298,438	$9,006,523	$40,131,605	$17,901,207
Cost of goods sold	21,458,773	7,093,396	34,518,436	14,097,518

Gross profit	2,839,665	1,913,127	5,613,169	3,803,689

Operating expenses
Sales, general and administrative	3,931,660	1,632,289	7,758,612	3,226,716

Income (loss) from operations	(1,091,995)	280,838	(2,145,443)	576,973

Other income (expense)
Interest expense	(322,038)	(401,005)	(844,832)	(783,835)
Derivative income (expense)	2,459,095	(42,296)	(1,436,736)	(32,071)
Other income, net	6,623		240,221	10,898

Income (loss) before provision for income taxes	1,051,685	(162,463)	(4,186,790)	(228,035)

Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	1,051,685	(162,463)	(4,186,790)	(228,035)

Discontinued operations:
Gain on sale of discontinued operations	—	—	17,067	25,062

Net income (loss)	$1,051,685	$(162,463)	$(4,169,723)	$(202,973)

Deemed preferred stock dividend (See Note 2)	—	—	—	(411,059)

Net loss attributable to common shareholders	$1,051,685	$(162,463)	$(4,169,723)	$(614,032)

Net income (loss) per share from continuing operations:
Basic	$0.02	$(0.01)	$(0.07)	$(0.01)

Diluted	$0.01	$(0.01)	$(0.07)	$(0.01)

Net loss per share from discontinued operations:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Net income (loss) per share:
Basic	$0.02	$(0.01)	$(0.07)	$(0.01)

Diluted	$0.01	$(0.01)	$(0.07)	$(0.01)

Net income (loss) per share attributable to common shareholders
Basic	$0.02	$(0.01)	$(0.07)	$(0.03)

Diluted	$0.01	$(0.01)	$(0.07)	$(0.03)

Shares used in per share calculations:
Basic	65,018,352	18,557,300	60,884,478	18,524,459

Diluted	86,008,025	18,557,300	60,884,478	18,524,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
Cash Flows From Operating Activities:

Net cash provided (used) by operating activities	(5,215,866)	593,418

Net cash used by investing activities	(209,479)	—
Net cash provided (used) by financing activities	18,572,534	(465,721)

Net increase in cash and cash equivalents	13,147,189	127,697
Cash and cash equivalents, beginning of period	729,017	10,992

Cash and cash equivalents, end of period	$13,876,206	$138,689

Supplemental schedule of non-cash financing and investing activities:
Beneficial conversion feature of Series 3 and Series 4 preferred stock	$—	$411,060
Valuation of warrants issued in private placement	$14,758,004	$—
Non-Cash warrant exercises	$1,640,591	$—
Reduction of debt through issuance of common stock	$262,677	$—
Conversion of preference stock to common stock	$2,489,895	$—
Miscellaneous adjustment to good will	$14,281	$—
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

		Warrants to be
Date	Loan Balance	Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000
February 1, 2005	$1,200,000	150,000
March 1, 2005	$1,200,000	150,000
April 1, 2005	$1,200,000	150,000
May 1, 2005	$1,200,000	150,000
June 1, 2005	$1,200,000	150,000
July 1, 2005	$1,158,334	144,792

Total warrants issued as of July 1, 2006		1,626,042

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
As of July 1, 2006 our total real property lease payments totaled $87,491, of which $675 was on a month-to-month basis. The remaining $86,816 is due on leases with maturity dates between July 2007 and October 2008.
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
8. Liquidity Matters
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the six months ended July 1, 2006, the Company incurred net losses of $4,170,000.
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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenue
CEI	$23,985,295	$9,006,523	$38,991,915	$17,901,207
ECI	313,144	—	1,139,691	—
Microfield		—	—	—

Total revenue	$24,298,439	$9,006,523	$40,131,605	$17,901,207

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Gross Profit
CEI	$2,856,767	$1,913,127	$5,709,893	$3,803,689
ECI	(17,102)	—	(96,724)	—
Microfield	—	—	—	—

Total gross profit	$2,839,665	$1,913,127	$5,613,169	$3,803,689

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Operating Income (Loss)
CEI	$482,527	$280,838	$840,721	$576,973
ECI	(764,979)	—	(1,480,387)	—
Microfield	(809,543)	—	(1,505,777)	—

Total operating income (loss)	$(1,091,995)	$280,838	$(2,145,443)	$576,973

	As Of
	July 1, 2006	December 31, 2005
Assets
CEI	$30,912,044	$24,619,464
ECI	31,941,998	32,721,506
Microfield	137,415,903	122,394,667
Intercompany eliminated assets	(125,188,945)	(124,494,290)

Total assets	$75,081,000	$55,241,347

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Capital Expenditures
CEI	$90,202	$—	$209,479	$—
ECI	—	—	—	—
Microfield	—	—	—	—

Total capital expenditures	$90,202	$—	$209,479	$—

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
Operating Expenses. Operating expenses were $3,932,000 (16.7% of sales) for the three months ended July 1, 2006, compared to $1,632,000 (18.0% of sales) for the three months ended July 2, 2005. This increase is due to the added operating costs of the acquired companies, CEI and ECI that were not included in the 2005 numbers. Sequential quarterly operating expenses increased from first quarter 2006 expenses of $3,827,000 (24.2% of sales) but were significantly lower as a percentage of sales in the second quarter. Operating expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. Payroll costs, which include salary, payroll taxes, fringe benefits, and stock based compensation expense totaled $2,671,000 for the three months ended July 1, 2006 compared to $1,259,000 in the three months ended July 2, 2005. This increase is primarily due to the added payroll costs of the two newly acquired businesses that were not included in the amounts in 2005. Additionally, stock based compensation expense totaled $478,000 in the second quarter of 2006 compared to none in the second quarter of 2005. The Company was not required to charge that expense against earnings in 2005.
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
Dated: August 18, 2006

MICROFIELD GROUP, INC.
By:	/s/ Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer (Principal Executive Officer)