Form 10-Q
period 2006-09-30
MICROFIELD GROUP INC
filed 2006-11-20
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 1O-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☑      No ☐
Check whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No☑
The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2006 was 75,552,437 shares.
Transitional Small Business Disclosure Format (check one): Yes ☐      No☑

MICROFIELD GROUP, INC.
FORM 10-Q

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 ,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,402,675	$729,016
Accounts receivable, net of allowances of $210,786 and $228,767	11,446,599	8,557,755
Inventory, net of allowances	609,622	720,769
Costs in excess of billings	3,923,154	2,039,040
Other current assets	602,814	607,793

Total current assets	18,984,864	12,654,373

Property and equipment, net	666,453	450,988
Intangible assets, net (Note 6)	5,620,175	6,008,937
Goodwill	35,910,525	35,962,766
Other assets	230,964	164,283

	$61,412,981	$55,241,347

Current liabilities:
Cash overdraft	$—	$942,436
Accounts payable	6,754,874	7,141,573
Accrued payroll taxes and benefits	2,089,432	1,762,626
Bank line of credit	5,476,989	5,957,470
Current portion of notes payable (Note 4)	487,935	950,993
Current portion of notes payable — related parties (Note 4)	—	727,766
Billings in excess of costs	510,765	802,640
Other current liabilities	—	78,878

Total current liabilities	15,319,994	18,364,382

Long-term liabilities:
Long term notes payable (Note 4)	1,360,083	1,605,477
Long term notes payable — related parties (Note 4)	—	453,151
Warrant liability (Note 7)	—	6,790,462
Derivative liability — notes (Note 4)	—	123,928

Total long-term liabilities	1,360,083	8,973,018

Commitments and contingencies
Shareholders’ equity :
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 3,333,333 and 5,875,241 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (Note 2)	1,400,000	2,367,699
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 2,040 and 3,485 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (Note 2)	856,670	1,463,658
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 526 and 4,392 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (Note 2)	200,000	1,643,423
Common stock, no par value, 225,000,000 and 125,000,000 shares authorized, at September 30, 2006 and December 31, 2005, respectively, 75,552,437 and 55,557,870 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (Note 2)	110,912,176	91,532,139
Common stock warrants (Note 3)	36,374,570	38,391,161
Accumulated deficit	(105,010,512)	(107,494,133)

Total shareholders’ equity	44,732,904	27,903,947

	$61,412,981	$55,241,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Sales	$20,662,728	$20,073,679	$60,794,333	$37,991,269
Cost of goods sold	19,451,853	16,941,159	53,970,289	31,038,688

Gross profit	1,210,875	3,132,520	6,824,044	6,952,581

Operating expenses
Sales, general and administrative	3,338,408	2,217,364	11,097,020	5,467,267

Income (loss) from operations	(2,127,533)	915,156	(4,272,976)	1,485,314

Other income (expense)
Interest expense	(928,580)	(354,347)	(1,773,412)	(1,128,619)
Derivative income (expense)	9,755,843	(43,817)	8,319,107	(75,888)
Other income, net	(46,386)	—	193,834	8,130

Income (loss) before provision for income taxes	6,653,344	516,992	2,466,553	288,937

Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	6,653,344	516,992	2,466,553	288,937

Discontinued operations:
Gain on sale of discontinued operations	—	19,648	17,068	44,710

Net income (loss)	$6,653,344	$536,640	$2,483,621	$333,647

Deemed preferred stock dividend (See Note 2)	—	—	—	(411,059)

Net loss attributable to common shareholders	$6,653,344	$536,640	$2,483,621	$(77,412)

Net income (loss) per share from continuing operations:
Basic	$0.09	$0.03	$0.04	$0.02

Diluted	$0.08	$0.01	$0.03	$0.02

Net loss per share from discontinued operations:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Net income (loss) per share:
Basic	$0.09	$0.03	$0.04	$0.02

Diluted	$0.08	$0.01	$0.03	$0.02

Net income (loss) per share attributable to common shareholders
Basic	$0.09	$0.03	$0.04	$0.00

Diluted	$0.08	$0.01	$0.03	$0.00

Shares used in per share calculations:
Basic	74,531,401	20,578,116	65,433,453	19,209,011

Diluted	82,026,176	43,127,020	72,928,227	19,209,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Cash Flows From Operating Activities:
Net Income (loss)	$2,483,621	$333,668
Add (deduct):
Gain on sale of discontinued operations — SoftBoard	(17,068)	(44,710)

Income (loss) from continuing operations	2,466,553	288,958
Depreciation of equipment	176,446	49,974
Amortization of intangible assets	388,762	47,746
Amortization of debt discount	—	6,567
Option vesting valuation	1,247,326	—
Revaluation of warrants	(8,319,107)	—
Gain on disposal of fixed assets	5,454	—
Issuance of shares for delayed registration filing	822,126	—
Warrants issued on lease termination	—	320,967
Remeasurement of derivative	—	75,888

Changes in current assets and liabilities:
Accounts receivable	(2,909,748)	(1,558,881)
Accounts receivable-related party	20,904	(85,435)
Inventory	111,147	(4,742)
Other current assets	4,978	402,341
Costs in excess of billings	(1,884,114)	(2,202,621)
Other assets	(66,681)	(238,759)
Accounts payable	(386,699)	1,135,778
Accounts payable-related party	—	(29,666)
Accrued payroll, taxes and benefits	326,806	808,854
Billings in excess of cost	(291,875)	552,473
Other current liabilities	(78,878)	(98,846)

Net cash used by continuing operations	(8,366,600)	(529,404)

Net cash provided by discontinued operations — SoftBoard	17,068	44,710

Net cash used by operating activites	(8,349,532)	(484,694)

Cash flows from investing activities
Net cash acquired in merger with CEI	—	33,142
Purchases of fixed assets	(397,363)	—

Net cash provided (used) by investing activities	(397,363)	33,142

Cash flows from financing activities:
Increase (decrease) in cash overdraft position	(942,436)	1,270,169
Borrowings on line of credit	73,867,430	41,790,396
Repayments on line of credit	(74,347,911)	(42,858,879)
Proceeds from issuance of common stock, net of issuance costs	13,588,492	—
Warrant exercises	5,600	—
Repayments on notes payable	(1,034,934)	(747,363)
Borrowings on notes payable	—	188,013
Repayments on notes payable — related party	(757,653)	(96,801)
Borrowings on note payable — related party	41,966	—
Stock subscriptions	—	2,311,000

Net cash provided by financing activities	10,420,554	1,856,535

Net increase in cash and cash equivalents	1,673,659	1,404,983

Cash and cash equivalents, beginning of period	729,016	10,992

Cash and cash equivalents, end of period	$2,402,675	$1,415,975

Supplemental schedule of non-cash financing and investing activities:
Valuation of warrants issued in private placement	$(14,758,004)	$—
Conversion of warrant liability to common	$13,229,360	$—
Conversion of preferred stock to common	$3,018,110	$—
Non-cash warrant exercises	$1,640,591	$—
Beneficial conversion feature of Series 3 and Series 4 preferred stock	$—	$411,060
Miscellaneous adjustment to goodwill	$(52,241)	$—
Reduction of note secured by common stock	$262,677	$—
Acquisition of CEI:
Assets purchased	$—	$4,610,103
Goodwill	$—	$5,933,888
Liabilities assumed	$—	$(8,915,472)
Common stock issued	$—	$(1,280,000)
Direct acquisition costs	$—	$(348,519)

Cash paid for acquisition	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.
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
Fiscal Year
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 30, 2006. The Company’s last fiscal year was the 52-week period ended December 31, 2005. The Company’s third fiscal quarters in fiscal 2006 and 2005 were the 13-week periods ended September 30, 2006 and October 1, 2005, respectively.

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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $271,736 and $1,247,326, respectively.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three and nine months ended October 1, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”:

		Three Months	Nine Months
		Ended	Ended
		October 1,	October 1,
		2005	2005
Net income (loss) attributable to common shareholders	As reported	$536,640	(77,412)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(120,737)	(325,346)

	Pro forma	$415,903	(402,758)

Basic net income (loss) per share	As reported	$0.03	0.00
Diluted net income (loss) per share	As reported	$0.01	0.00
Basic net income (loss) per share	Pro forma	$0.02	(0.02)
Diluted net income (loss) per share	Pro forma	$0.01	(0.02)
Disclosures for the period ended September 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R (‘SFAS 158’). SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet. The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity). SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 158.
In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

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
Pro forma unaudited financial information, assuming that the acquisitions had occurred as of January 1, 2005 is as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	October 1,	October 1,
	2005	2005
Revenue	$20,480,859	$48,602,030
Net loss	(239,865)	(971,436)
Loss per share	$0.00	$(0.02)
The unaudited pro forma amounts are not necessarily indicative of the results that would have accrued in the acquisition of CEI and ECI had been completed on the date indicated.
2. Capital Stock
The Company has authorized 10,000,000 shares of Preferred stock, no par value. As of September 30, 2006 and December 31, 2005, the Company had 3,333,333 and 5,875,241 shares of Series 2 preferred stock issued and outstanding, respectively. As of September 30, 2006 and December 31, 2005, the Company had 2,040 and 3,485 shares of Series 3 preferred stock issued and outstanding, respectively. As of September 30, 2006 and December 31, 2005, the Company had 526 and 4,392 shares of Series 4 preferred stock issued and outstanding, respectively. On June 7, 2006, the Company held its annual shareholders’ meeting in which an additional 100,000,000 Common Stock was authorized for future issuance. As of September 30, 2006, the Company has authorized 225,000,000 shares of Common Stock, no par value. As of September 30, 2006 and December 31, 2005, the Company had 75,552,437 and 55,557,870 shares of common stock issued and outstanding, respectively.
Series 2 Preferred Stock
The terms of the Series 2 preferred stock are as follows.

Dividends. Series 2 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 2 preferred stock dividends shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of September 30, 2006 there was $262,030 of undeclared dividends in arrears.
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
Voting Rights. Each holder of Series 2 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 2 preferred stock could then be converted
Series 3 Preferred Stock
The terms of the Series 3 preferred stock are as follows.
Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of September 30, 2006 there was $125,744 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature was amortized over the conversion period of one year. At September 30, 2006, the beneficial conversion feature associated with the Series 3 preferred stock was fully amortized.
Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.
Series 4 Preferred Stock
The terms of the Series 4 preferred stock are as follows.
Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits; if net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of net profits of the Corporation in subsequent quarters before any dividends are paid upon shares of Junior Stock. Thus far, no dividends have been declared. As of September 30, 2006 there was $35,626 of undeclared dividends in arrears.
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
Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature was amortized over the conversion period of one year. At September 30, 2006, the beneficial conversion feature associated with the Series 4 preferred stock was fully amortized.
Voting Rights. Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

Common Stock
During the nine months period ended September 30, 2006, the Company issued an aggregate of 3,858,826 shares of common stock in exchange for 4,302,532 cashless warrants exercised. Also, in the nine months ended September 30, 2006 the Company issued an aggregate of 2,541,908 shares of common stock in exchange for conversion of 2,541,908 shares of Series 2 Preferred Stock at $0.42 per preferred share, 1,445,210 shares of common stock in exchange for conversion of 1,445.210 shares of Series 3 Preferred Stock at $420 per preferred share, and 3,865,790 shares of common stock in exchange for conversion of 3,865.790 shares of Series 4 Preferred Stock at $380 per preferred share. There were 265,188 common shares issued during the period as a result of option exercises at a weighted average of $0.38 per share.
Also during the nine months ended September 30, 2006 the Company issued shares in the following transactions: 7,500,000 shares of common stock in connection with a private placement at $2.00 per share; 440,344 common shares in payment of liquidated damages due to an extended registration filing period; and 77,300 common shares to Steelcase, Inc. in payment of note that was in default. In connection with the Steelcase transaction, an additional 874,145 common shares that were held in Treasury as security for the Steelcase note, were retired (Note 4).
3. Stock Options and Warrants
Stock Incentive Plan
The Company has a Stock Incentive Plan (the “Plan”). At September 30, 2006 and October 1, 2005, 8,087,577 and 3,176,825 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common stock at fair market value, as determined by the Company’s Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over periods from zero to four years.
A total of 395,000 options to purchase shares of the Company’s common stock were granted to employees and directors of the Company during the nine months ended September 30, 2006. Of these, 295,000 were issued in the third quarter of 2006. The 395,000 options issued during the nine months ended September 30, 2006 are forfeited if not exercised within five years, and all of these options vest ratably over forty-eight months starting with the month of grant, with the exception of 50,000 shares issued to a director, which are immediately vested. The Company also issued an aggregate of 240,000 stock options to a consultant in exchange for services rendered. The weighted average per share value of the total 635,000 options granted to all parties in the nine months ended September 30, 2006 was $1.49. There were 265,188 common shares issued during the period at a weighted average of $0.38 per share as a result of option exercises.
The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.26 - $0.84	7,666,188	3.56	$0.43	3,094,519	$0.51
$1.76 - $2.70	421,389	4.82	$2.16	101,180	$2.37

	8,087,577	4.07	$0.52	3,195,699	$0.57

Transactions involving stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at January 1, 2005	2,164,049	$0.46

Granted	5,780,940	0.53
Exercised	(41,000)	(0.29)
Cancelled or expired	(186,224)	0.39

Outstanding at December 31, 2005	7,717,765	$0.44

Granted	635,000	1.49
Exercised	(265,188)	(0.38)
Cancelled or expired	—	—

Outstanding at September 30, 2006	8,087,577	$0.52

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three and nine months ended September 30, 2006 was $271,736 and $1,247,326, respectively, net of tax effect.
The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal quarters in 2005 using the Black-Scholes pricing model as prescribed by SFAS No. 123. The financial statements for the three and nine-month period ended October 1, 2005 have not been restated.
Common Stock Warrants
In connection with debt financing entered into during fiscal year 2000, the Company issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. The warrants had an initial term of 3 years and were to expire in June 30, 2005. Proceeds from the debt were allocated between the debt and warrants based on the fair value of the warrants issued using the Black-Scholes model. The combined value assigned to the warrants when they were issued was approximately $357,000 and was initially recorded as debt discount and recognized as interest expense over the life of the debt. On September 15, 2003, the Company extended the life of a portion of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between CTS and Aequitas Capital Management (“Aequitas,” formerly known as JMW Capital Partners, Inc). In accordance with FIN 44, the fair value of the warrants on the date of the settlement of the $150,000 promissory note between CTS and Aequitas was determined to be $468,000. The difference of $110,000 between the initial fair value and the fair value at the date of the extension was recorded as equity and a loss on debt extinguishment. During the nine months ended September 30, 2006, the holders of these warrants exercised 1,239,600 warrants in exchange for 1,111,795 shares of the Company’s common stock (Note 2).
In connection with an April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings. During the nine months ended September 30, 2006, the holders of these warrants exercised 33,231 warrants in exchange for 33,231 shares of the Company’s common stock (Note 2).

In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings. During the nine months ended September 30, 2006, the holders of these warrants exercised 83,333 warrants in exchange for 83,333 shares of the Company’s common stock (Note 2).
In connection with the January 22, 2004 debt issuance by Destination Capital, LLC (see Note 5), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding. The Company repaid this debt in April 2004, and accordingly is obligated to issue 1,403,548 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,373. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings. During the nine months ended September 30, 2006, the holders of these warrants exercised 582,517 warrants in exchange for 527,704 shares of the Company’s common stock (Note 2).
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
For the months from September 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company is obligated to issue 1,588,542 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. This included charges against earnings of $178,917 and $320,967 associated with an aggregate of 444,792 and 894,792 warrants, respectively, that the Company was obligated to issue for the three and nine months ended October 1, 2005. During the nine months ended September 30, 2006, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock (Note 2).
On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC (see Note 5), under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations in the third quarter of 2004. During the nine months ended September 30, 2006, the holders of these warrants exercised 1,000,000 warrants in exchange for 889,648 shares of the Company’s common stock (Note 2).
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
On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share. During the nine months ended September 30, 2006, the holders of these warrants exercised 54,235 warrants in exchange for 42,274 shares of the Company’s common stock (Note 2). Since these warrants are subject to certain registration rights, the Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has subsequently been recalculated using the closing price of the Company’s common stock as of December 31, 2005 of $2.50. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later than 60 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on February 13, 2006. This filing was declared effective on June 8, 2006. On August 2, 2006, a post-effective amendment was filed which suspended the effectiveness of this registration. This amendment was declared effective by the SEC on August 9, 2006. The registration rights agreement has a liquidated damages provision that calls for additional shares to be issued to the investors in the event that the registration statement is not filed and declared effective within a certain period of time. In accordance with this liquidated damages provision, the Company issued an additional 440,344 shares of common stock to these investors.

The Company initially valued the warrants pursuant to the October 5, 2005 private placement using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005, April 1, 2006 and July 1, 2006 using the Black-Scholes option pricing model. At August 9, 2006, the effective registration date of the common stock and the underlying warrants issued in the private placement, assumptions regarding the life and expected dividend yield were left unchanged, but the Company applied a risk free rate of 4.82% , a volatility of 123% and a deemed fair value of common stock of $2.38, which was the closing price of the Company’s common stock on August 9, 2006. The difference between the fair value of the warrants on December 31, 2005 and August 9, 2006 of $506,606 has been recorded as a gain on revaluation of warrant liability in the consolidated statement of operations. As this warrant and the common stock underlying it was declared effectively registered on August 9, 2006, the entire value of the liability of $6,283,856 was reclassified to equity on the balance sheet.
On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with the acquisition of EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17. Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI (Note 1).
On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock. The warrants have a term of five years and an exercise price of $3.00 per share. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability totaling $14,758,004 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability will subsequently be recalculated using the closing price of the Company’s common stock as of the end of each quarter. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 90 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed initially with the SEC on July 21, 2006. The Company initially valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 5.35%, an expected dividend yield of 0%, a volatility of 123% and a deemed fair value of the common stock of $3.07, which was the closing market price on June 30, 2006. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of September 29, 2006 using the Black-Scholes option pricing model. On that date, assumptions regarding the life and expected dividend yield were left unchanged, but the Company applied a risk free rate of 4.53% , a volatility of 123% and a deemed fair value of common stock of $1.73, which was the closing price of the Company’s common stock on September 29, 2006. The difference between the fair value of the warrants on June 30, 2006 and September 29, 2006 of $7,813,125 has been recorded as a gain on revaluation of warrant liability in the consolidated statement of operations. As this warrant and the common stock underlying it was declared effectively registered on September 29, 2006, the entire value of the liability of $6,944,879 was reclassified to equity in the balance sheet.
During the nine months ended September 30, 2006 warrant holders exercised an aggregate of 4,302,532 warrants in exchange for 3,858,826 shares of the Company’s common stock. A portion of these were exercised on a cashless basis, and as a result of these exercises 443,706 warrants to purchase shares of the Company’s common stock were forfeited. During the nine months ended October 1, 2005, warrant holders exercised 853,067 warrants in exchange for 256,025 shares of the Company’s common stock.

4. Debt
Operating Line of Credit
As of September 30, 2006, the Company has a $10,000,000 credit facility. At December 31, 2005, the Company had two lines of credit with a lender for a total borrowing availability of $9,000,000. The two lines were combined and expanded to $10,000,000 in January 2006. This credit facility expires in January 2007. In most prior years, this facility has been renewed annually. There can be no assurance that this facility will be renewed. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, and allowing for certain customer receivables normally in the borrowing base, the Company had available borrowing capacity at September 30, 2006 of $1,587,000. As of September 30, 2006 and December 31, 2005, borrowings of $5,359,535 and $5,840,016, respectively, were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at quarter end.
The Company has a second loan facility which is an unsecured $120,000 line of credit at prime plus 3 3/4%, due on demand with interest payable monthly. As of September 30, 2006 and December 31, 2005, there was $117,454 outstanding under this line. The Company was in compliance with the terms of this line of credit at September 30, 2006.
Long Term Debt
The Company had notes payable outstanding at September 30, 2006 and December 31, 2005. The total amount of these debts and their terms are summarized below.

	September 30,	December 31,
	2006	2005

Steelcase, Inc. promissory note, quarterly interest only payments at 12% per annum beginning June 1, 2003. Three annual principal payments of $69,773, due starting February 28, 2004, collateralized by 951,445 shares of the Company’s common stock (reduced by derivative allocation of $3,176). This debt and the related imbedded derivative amount due were repaid by the sale of 77,300 shares that were previously held as security. The remaining 874,145 shares, previously held as security, were retired (Note 2).	$—	$138,749

Techni-Cal Enterprises, Inc. promissory note effective July 8, 2005 in the amount of $220,000 with a $40,000 principal payment due at signing, monthly principal payments of $5,000 due beginning August 1, 2005 through July 1, 2006, and monthly principal payments of $10,000 beginning August 1, 2006 through July 1, 2007. This is a non-interest bearing Note.	100,000	155,000

Christenson Leasing Company, LLC Motor Vehicle Capital Lease agreement effective March 21, 2005 and April 1, 2005 for 1999 International and Ford F-350, respectively. The lease terms are 36 months and 50 months, respectively, with payments due on the 24th of each month beginning in April 2005. The monthly payments vary by vehicle over the length of the lease from $1,800 to $2,000 and $700 to $800, respectively. The interest rates are 3.625% and 3.875% per annum, respectively.	51,385	76,693

	September 30,	December 31,
	2006	2005

William C. McCormick promissory note effective January 28, 2005 in the amount of $250,000. Interest payments of 15% per annum are due on the 28th day of each month with the entire balance of the note to be paid in full on July 28, 2005. The note was repaid in full in July 2006.	—	250,000

Rodney M. Boucher promissory note effective October 13, 2005 and May 8, 2006, due on demand, annualized interest accruing at 17.75% due on the 13th of each month through September 13, 2008. This note was paid in full as of August 2006.	—	317,207

Christenson Leasing Company, LLC First Addendum to Tenant Improvements Capital Lease agreement effective March 1, 2005. Principal and Interest payments of $7,940 are due on the first day of each month beginning March 2005 and lasting through December 2007. The interest rate is 12% per annum.	110,620	168,345

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $188,012.11 payable monthly at $32,441.18 per month, including interest at 12% per annum, due and payable in full by February 25, 2006.	—	62,893

Aequitas Capital Management, Inc. promissory note effective July 5, 2005 in the amount of $90,847. Principal and interest payments of $5,047.05 are due on the first day of each month beginning in August 2005 and ending April 2006. An additional principal payment of $50,000 is due on October 1, 2005. The interest rate on this Note is 7% per annum. Payments on this note were renegotiated in January 2006 to be made in the amount of $15,000 per month ending in July 2006.	—	65,447

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $952,907 payable monthly in payment amounts ranging from $25,000 per month to $75,000 per month including interest at 7% per annum, due and payable in full by September 1, 2006.	—	412,923

US Bank Term Loan Note effective July 21, 2005 in the amount of $1,900,000. Monthly interest payments of the Prime Rate plus 1.5% are due on the first day of each month beginning in August 2005 through July 2008. Principal payments of $22,619 are due on the first day of each month beginning on August 2005 through July 2008.	1,586,013	1,786,905

Destination Capital, LLC business loan agreement, net of debt discount of $16,054, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $41,667, thereafter, net of debt discount of $2,920. Interest accrued at prime plus 10%. (See Note 5)	—	303,225

Total debt	1,848,018	3,737,387
Less current portion	(487,935)	(1,678,759)

Long term debt	$1,360,083	$2,058,628

Aggregate maturities of long-term debt as of September 30, 2006 are as follows:

Fiscal Year	Amount
Twelve months ended September 29, 2007	$487,935
Twelve months ended September 28, 2008	1,352,621
Twelve months ended September 27, 2009	7,462
Thereafter	—

1,848,018

5. Related Party Transactions
The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at September 30, 2006 by related party.

			Amount of	Monthly
Related Party	Type of Obligation	Maturity Date	Obligation	Payment

Christenson Leasing LLC(a)	T. I. lease	December 2007	110,620	7,940
Christenson Leasing LLC(a)	Vehicle leases	various	51,385	various
Christenson Leasing LLC(a)	Equipment lease	December 2007	—	(d)60,000
Mark Walter	Bond guarantee fees	Open obligation	—	(b)4,000
Destination Microfield, LLC	Vehicle lease	August 2006	—	(c)36,350
William C. McCormick	Indemnity fees	Open obligation	—	(e) 14,913
John B. Conroy	Note receivable	September 2005	66,250	—

(a)	Robert J. Jesenik, a former director owns a significant interest in these entities.

(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.

(c)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on September 30, 2006.

(d)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.

(e)	These indemnity fees are payments made on standby letters of credit which are in place to guarantee payments to vendors on specific jobs.
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

		Warrants to be
Date	Loan Balance	Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000

		Warrants to be
Date	Loan Balance	Issued

November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000
February 1, 2005	$1,200,000	150,000
March 1, 2005	$1,200,000	150,000
April 1, 2005	$1,200,000	150,000
May 1, 2005	$1,200,000	150,000
June 1, 2005	$1,200,000	150,000
July 1, 2005	$1,158,334	144,792

Total warrants issued as of September 30, 2006		1,626,042

We were obligated to issue warrants to purchase 37,500 common shares at the time this note was issued. The fair value of these warrants was determined to be $17,513 using the Black Scholes pricing model. The assumptions used included a risk free rate of 3.8%, volatility of 155%, fair market value of our stock of $.50 per share and a remaining life of 5 years. The calculated fair value amount was recorded as a debt discount and is being amortized over the twenty-four month term of the debt. The warrants issued from September 1, 2004 through July 1, 2005 were also valued using the Black Scholes pricing model. The assumptions used include risk free rates ranging from 3.39% to 4.17%, volatility percentages ranging from 121% to 155%, remaining lives of 5 years for each warrant issuance, and fair market values of our stock ranging from $0.30 to $0.60 per share. At the time these warrant obligations arose, we had sufficient authorized common shares to effect the exercise of these warrants. Accordingly, the fair values of the warrants issued from September 1, 2004 through July 2, 2005, $604,955, were classified as common stock warrants in the shareholders’ equity (deficit) section on the consolidated balance sheet, and expensed as interest expense in the consolidated statement of operations, as they were issued.
On August 1, 2005 the note owed to Destination was replaced by three notes, which were assigned to two related parties, Christenson Leasing Company LLC (CLC) and JMW Group, LLC (JMW). The three notes contain the following terms: $516,667 note payable to JMW with monthly payments of $41,667 plus interest at prime plus 10% beginning August 24, 2005 through August 24, 2006; $180,000 note payable to JMW with monthly payments of $5,000 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008; $420,000 note payable to CLC with monthly payments of $11,667 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008. In October 2005, the note to CLC and the smaller of the two notes to JMW were paid in full by Christenson Velagio, Inc. Also, as a result of the renegotiation of these notes, the warrant obligation, contained in the business loan agreement was eliminated.
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

Bond Guarantee Fees
Mark Walter/Rod Boucher
A certain number of CEI construction projects require us to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. We have agreements with Mark Walter, our President and Rod Boucher, our CEO, under which at quarter end pays Walter and Boucher between $1,000 and $4,000 each per month for their personal guarantees of this bond liability. The guarantee fee is computed as 10% of the open liability under bonds issued for CEI.
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
On July 1, 2005, Christenson Electric entered into a promissory note with Aequitas Capital Management, a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. Prior to 2006, no payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to Aequitas Capital, which was consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. As of September 30, 2006, this note was paid in full.
Equipment Lease Agreement
On December 31, 2002, Christenson Electric entered into a sale and leaseback agreement with Christenson Leasing, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, Christenson’s predecessor, Christenson Technology, entered into a sublease agreement with Christenson Electric for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease the formerly separate subsidiary, Christenson Velagio, paid Christenson Electric $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, we modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of our Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.
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
Master Vehicle Lease Agreements
We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick. In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease. In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007. The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate. The monthly payment in effect on September 30, 2006 is $36,350. This adjustment is made on an annual basis.
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
As of September 30, 2006 our total real property lease payments totaled $87,491, of which $675 was on a month-to-month basis. The remaining $86,816 is due on leases with maturity dates between July 2007 and October 2008.
Note receivable
In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share. Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-

recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At September 30, 2006, accrued interest receivable under this note totaled $27,082. We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.
6. Amortization of Purchased Intangible Assets
The following table presents details of the purchased intangible assets as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Intangibles purchased in 2003
Christenson Technology customer lists	$663,305	$663,305
Christenson Technology trade name	872,771	872,771

Intangibles purchased in 2005
Christenson Electric customer relationships	1,687,335	1,687,335
Christenson Electric trade name	758,356	758,356
EnergyConnect developed technology	2,390,667	2,390,667

	6,372,434	6,372,434
Less accumulated amortization	(752,259)	(363,497)

	$5,620,175	$6,008,937

The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name will be tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Customer lists relative to the CTS base of customers was determined to have a six-year life. The CEI customer relationship was determined to have a ten-year life, and the developed technology has an estimated useful life of ten years
Amortization of intangible assets included as a charge to income was $129,588 and $388,762 for the three and nine months ended September 30, 2006, respectively.
Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
2006-last three months	$129,588
2007	518,351
2008	518,351
2009	481,501
2010	407,800
2011-first nine months	305,850

Total	$2,361,441

7. Private Placements
October 5, 2005 private placement
On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share.
Since these warrants are subject to certain registration rights, the Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has been recalculated using the closing price of the Company’s common stock as of December 31, 2005 of $2.50. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 60 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on February 13, 2006. This filing was declared effective on June 8, 2006. On August 2, 2006, a post-effective amendment was filed which suspended the effectiveness of this registration. That amendment was declared effective on August 9, 2006.
The registration rights agreement has a liquidated damages provision that calls for additional shares to be issued to the investors in the event that the registration statement is not filed and declared effective within a certain period of time. , The initial registration document was filed 70 days after the first imposed deadline, and was not declared effective by the SEC until 116 days later. In accordance with this liquidated damages provision the Company issued an additional 440,344 shares of common stock to these investors.
The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life and expected dividend yield were left unchanged, but the Company applied a risk free rate of 4.21%, a volatility of 128% and a deemed fair value of common stock of $2.50, which was the closing price of the Company’s common stock on December 31, 2005. The difference between the fair value of the warrants on October 5, 2005 and December 31, 2005 of $503,543 was recorded as a loss on revaluation of warrant liability in the consolidated statement of operations for the year ended December 31, 2005. At April1, July, 1, and August 9, 2006, the warrant liability has been recalculated using the closing price of the company’s common stock as of those dates. This revaluation from the end of 2005 resulted in a reduction of approximately $507,000 in the warrant liability and has also has been recorded as a gain on revaluation of warrant liability in the consolidated statement of operations in the nine months ended September 30, 2006.
June 30, 2006 private placement
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
At September 30, 2006, the warrant liability has been recalculated using the closing price of the Company’s common stock as of September 29, 2006 of $1.73. This revaluation from June 30, 2006 resulted in a reduction of approximately $7,813,000 in the warrant liability and has also has been recorded as a gain on revaluation of warrant liability in the consolidated statement of operations in the nine months ended September 30, 2006. The registration statement was declared effective by the SEC on September 29, 2006.
8. Liquidity Matters
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the nine months ended September 30, 2006, the Company incurred operating losses of $4,273,000.
The Company’s existence is dependent upon management’s ability to develop profitable operations within its subsidiaries and resolve its liquidity problems. The Company recently raised $15 million in new financing. Management has been successful in cutting certain expenses, both to improve gross margins and to reduce the monthly overhead costs. As is evident by the third quarter loss in the Christenson subsidiary, the implementation of controls in that subsidiary has not yet reached their desired level of effectiveness. While the Company anticipates it will continue to improve its bottom line results as a result of cost reduction efforts and fundraising events, its high level of debt, history of losses and liquidity issues raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
9. Segment Information
The Company is managed by specific lines of business including construction services and energy transactional and redistribution services. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Microfield are reported at the Microfield parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company’s management relies on the internal management system to provide sales, cost and asset information by line of business.
Summarized financial information by line of business for the three and nine months ended September 30, 2006, and October 1, 2005, as taken from the internal management system previously discussed, is listed below. Information for the three and nine months ended October 1, 2005 does not include any data from either segment, as those acquisitions were not completed by that date.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenue
Construction services	$19,719,652	$20,073,679	$58,711,566	$37,991,269
Energy transactional and redistribution services	943,076	—	2,082,767	—

Total revenue	$20,662,728	$20,073,679	$60,794,333	$37,991,269

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Gross Profit
Construction services	$1,098,749	$3,132,520	$6,807,242	$6,952,581
Energy transactional and redistribution services	112,126	—	16,802	—

Total gross profit	$1,210,875	$3,132,520	$6,824,044	$6,952,581

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Operating Income (Loss)
Construction services	$(739,782)	$994,490	$94,230	$1,508,949
Energy transactional and redistribution services	(601,659)	—	(2,075,566)	—
Corporate expenses	(786,092)	(79,334)	(2,291,640)	(23,635)

Total operating income (loss)	$(2,127,533)	$915,156	$(4,272,976)	$1,485,314

	As of
	September 30, 2006	December 31, 2005
Assets
Construction services	$29,559,916	$22,662,992
Energy transactional and redistribution services	31,853,065	32,578,355

Total assets	$61,412,981	$55,241,347

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Capital Expenditures
Construction services	$153,111	$72,308	$362,590	$72,308
Energy transactional and redistribution services	32,454	—	34,775	—

Total capital expenditures	$185,565	$72,308	$397,365	$72,308

The net operating income (loss) data listed above includes the effects of S, G & A expense, depreciation, amortization, charges for goodwill impairment and the write-off of intangible assets. The following tables disclose those amounts for each segment.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Operating Expenses
Construction services	$1,838,531	$2,138,126	$6,714,447	$5,443,653
Energy transactional and redistribution services	713,785	—	2,090,933	—
Corporate expenses	786,092	79,238	2,291,640	23,614

Total operating expense	$3,338,408	$2,217,364	$11,097,020	$5,467,267

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Depreciation, Amortization and Write-off of Intangibles
Construction services	$135,925	$34,306	$381,570	$97,720
Energy transactional and redistribution services	64,356	—	183,638	—

Total depreciation, amortization, and write off of Intangibles	$200,281	$34,306	$565,208	$97,720

There were no inter-company sales in the three and nine months ended September 30, 2006 and October 1, 2005. All of the Company’s assets as of September 30, 2006, and October 1, 2005, were attributable to U.S. operations.
10. Business Concentration
Revenue from two major customers, which accounted for greater than 10% of total sales, approximated $19,454,000 or 32% of sales for the nine month period ended September 30, 2006 and no customers with total sales of over 10% of sales for the corresponding nine month period ended October 1, 2005. Total accounts receivable of $2,404,000 or 21% of total accounts receivable was due from two customers as of September 30, 2006.

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
We specialize in the installation of electrical, control, and telecommunications products and services, and in transactions involving integration of consumers of electricity into the wholesale electricity markets. The

Company expanded through acquisitions in 2005 from an energy and related technologies and services business to a business that also provides energy consumers a new source of energy revenues and savings and the means to achieve such benefits. Included in these acquisitions are the capabilities to service high voltage facilities including wind farms and solar energy collection facilities. Two new subsidiaries have been integrated with the Christenson Velagio, Inc. (“CVI”) subsidiary this year. These are Christenson Electric, Inc. (“CEI”) in July and EnergyConnect, Inc. (“ECI”) in October. In January 2006, the operations of Christenson Velagio and Christenson Electric were combined and are operating as Christenson Electric, Inc. Currenty, Christenson Electric and EnergyConnect are the remaining wholly-owned operating subsidiaries of the Company. Our objective is to leverage our assets and resources and build a viable, profitable wholesale power transaction electrical services, and technology infrastructure business.
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
CEI has continuously provided electrical design, engineering, and construction services for more that 50 years. It now services all of the electrical, control, lighting, safety, security, and related systems needed for economic and secure operations of buildings and industrial sites. A substantial portion of CEI business is repeat business under long-standing relationships with its customers. CEI operates a fleet of service trucks that supply the electric related needs of hundreds of customers.
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
Revenue. Sales personnel and project managers are responsible for obtaining work to be performed by us. Subsidiary revenues are reviewed each day by the Presidents of each subsidiary and the assigned financial officer. Bookings are reviewed weekly by the Chief Executive Officer, the Chief Financial Officer, and the management team. Monthly revenue for the prior month by subsidiary is examined in detail by the executive team and selected members of the Board of Directors. Appropriate actions are taken based on these daily, weekly, and monthly reviews.
Contracts and Bids: Expected revenues and expenses are forecast from evaluation of contracts and bids for future business. Each subsidiary President reviews the progress toward contract execution, and progress toward completion of contracts or progress toward achieving target levels of service within the contract. For large contracts the review and tracking oversight is specific to the project. For smaller contracts, monthly review of relevant statistics for performance and activity level is made by the executive management team.
Expense Control. We have various controls in place to monitor spending. These range from authorization and approvals by the head of each subsidiary and our CFO as well as review of the periodic check runs by the CFO and Corporate Controller, and reviews of labor efficiency and utilization by the President and our project managers. An organizational team, which is comprised of the President, CFO, several department heads and key employees, meets monthly to review reports that monitor expenses and cost efficiency, among other factors. Additionally, the executive team of Christenson Electric, comprised of our President, CFO and Controller, meets weekly to review the subsidiaries’ operations. All expenses of EnergyConnect are reviewed and approved by the President of EnergyConnect and the Corporate Controller. Each subsidiary’s financial statements are reviewed monthly with a portion of the Board of Directors to oversee monthly spending patterns and expenses as a part of the review of the prior month’s financial statements.
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
Research and Development. Research and Development expense related to development of proprietary tools and software used in the business is budgeted each year in advance. The CEO, EnergyConnect’s President, and the Senior Vice President of System Development review expenses monthly to determine and authorize any deviations from budget. .
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
Business Characteristics.
Revenue. We generate revenue by performing electrical service work, technology infrastructure design and installation and through transactions we manage between energy users and regional electric grid operators. Christenson’s projects are obtained by our sales force and project managers. These projects come from direct solicitation of work, the bidding process, referrals, regular maintenance relationships and repeat customer projects. EnergyConnect’s revenues from transactions are driven primarily by the acquisition of energy consumers to participate in our programs and support delivery of increasing amounts of service to regional grid operators. Acquisition of such participants is an education intensive process dominated by relationship building. Business comes from direct sales, referrals, partners, and joint service arrangements.
Cash. We generate cash mainly through operations. Cash is borrowed daily from an asset based lender under a revolving credit facility in Christenson Electric. These borrowings are repaid through collections from customers’ accounts. Christenson submits to its lender, daily summaries of customer billings, cash collections, ineligible accounts and the amount of the borrowings requested. The lender approves the submissions and deposits funds directly into each subsidiary’s bank account. EnergyConnect produces cash from operations but is not cash positive on an operating basis. We have also generated cash through debt issuances and private placements of common and preferred stock.
The board of directors reviews both short and long range business plans and projections, and implements funding strategies based on the cash needs produced in the projections. These projections are reviewed quarterly and changes are made if needed.
Opportunities and Risks. Some of the significant business risks we face, among others, include interruption in the flow of materials and supplies, changes in laws that allow for tax credits, interruption of our work force through disagreements with our union, business contraction and expansion caused by the economy, seasonality factors and wholesale power market prices.
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
Business Goal Attainment.
Both operating subsidiaries have produced operating losses through the first nine months of 2006. The Christenson operations have not achieved the overall gross margins necessary to sustain profitability. Specifically, the largest wind project the Company has undertaken was not profitable on a gross margin basis. It is the Company’s goal to reduce the operating loss within Christenson in the fourth quarter of 2006. We have been investing in building EnergyConnect’s revenue base, which has taken more time and effort than previously anticipated. Our goals for profitability in each of the operating subsidiaries remain a priority. As our revenues continue to increase from internal growth, we anticipate achieving economies of scale which will help us achieve profitability and turn cash flow positive.
Trends.
A large portion of our Christenson business is closely tied to the economy. In a down economy, our work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries aren’t expanding, our service projects are more focused toward changes, adds, moves, and fixes within this customer base. We continue to see improvement in the economy at the current time. With the new customer base obtained from the acquisitions in 2005, we will experience more seasonality in our revenue base. A large portion of both Christenson Electric’s and EnergyConnect’s business is impacted by the weather. Wind farms are located in areas of the country where the weather usually becomes severe in the winter, limiting or preventing work on those projects during the severe winter months. EnergyConnect’s business can be greatly affected by wholesale electric energy prices that fluctuate with weather, natural gas prices, and electric system conditions. Countering the Christenson subsidiary sensitivity to a down economy, some of EnergyConnect’s business increases if a down economy reduces demand for base metals and related goods.
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
We also produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use and may install software and other electrical and energy related products that control energy use in their buildings. In conjunction with such arrangements we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grid for settlement and approval. The transactions are recorded as revenue on the settlement date, which may fall 60-80 days after the transaction date from which the revenue is derived, because management feels that without an established history for this source of revenue, and the potential for disputes, that the settlement date, which is the date on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use.

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
Inventories and reserves for shrinkage and obsolescence
We adjust inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At September 30, 2006, the allowance for inventory obsolescence was $143,020 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of our inventory and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.
Bad debt reserves
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2006, the allowance for doubtful accounts was $210,786. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of September 30, 2006, and the potential that some of these accounts may be uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.
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
We measure the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, we have one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired, an impairment charge is recorded in accordance with SFAS 142.
Warrant Liability
In connection with the placement of certain debt instruments during the second quarter 2006 and the year ended December 31, 2005, we issued freestanding warrants. Although not all of the warrants provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.
The warrant liability was initially measured and recorded at its fair value, and is then re-valued at each reporting date, with changes in the fair value reported as a non-cash gain or loss reported in net earnings. For warrant-based derivative financial instruments, the Black-Scholes option pricing model was used to value the warrant liability.
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
At September 30, 2006, both of the warrant liabilities had been reclassified to equity as a result of the effective registration of the underlying shares and warrants issued in both of the private placements. These derivative instruments were revalued on the date each of the registrations was declared effective, with the incremental revaluation amount recorded as a gain in the consolidated statement of operations.
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.
Results of Operations
The financial information presented for the three and nine months ended September 30, 2006, represents activity in Microfield Group, Inc. and its wholly-owned subsidiaries, CEI and ECI. The financial information presented for the three and nine months ended October 1, 2005 represents activity in Microfield, CVI and 72 days of activity of Christenson Power Services for the date of its acquisition through the end of the period. There is no activity from ECI in these periods in 2005, as the acquisition of ECI did not occur until later in fiscal year 2005. Since this inconsistency exists, comparisons between the current three and nine month totals, and those from the same periods in 2005, are not meaningful.
Sales. Revenue for the three months ended September 30, 2006 was $20,663,000 compared to $20,074,000 for the three months ended October 1, 2005. This increase in revenue between the third quarters of 2006 and 2005, is a direct result of the Company’s acquisitions of Christenson Power Services and EnergyConnect. Sales within CEI totaled $19,720,000. Revenues within ECI were $943,000 for the third quarter 2006 and represent revenues from transactions occurring mainly in the months of May, June, and July 2006. The Company experienced a decrease in sequential quarterly revenue from $24,298,000 due to a large wind project in which the bulk of the revenue was recognized in the second quarter.
Sales to two customers comprised 13% and 12% of the Company’s total sales for the three months ended September 30, 2006. There were sales to one customer that exceeded 10% of total revenue in the three months ended October 1, 2005.
Revenue for the nine months ended was $60,794,000 compared to $37,991,000 for the nine months ended October 1, 2005. Sales within CEI and ECI for the nine month period in 2006 totaled $58,711,000 and $2,083,000, respectively. There were sales to two customers that comprised 32% of total revenue in the nine months ended September 30, 2006. There were no sales to any customers during the nine months ended October 1, 2005 that exceeded 10% of the Company’s total sales for that period.
Cost of Sales. Cost of sales totaled $19,452,000 (or 94.1% of sales) for the fiscal quarter ended September 30, 2006, compared to $16,941,000 (or 84.4% of sales) for the same period in the prior year. This increase in costs reflects the inclusion of costs of both CEI and ECI for the full three month period in 2006. There were no costs included in the prior year’s costs for ECI and only a portion of the costs for CEI from the date of its acquisition. Cost of sales for the nine months ended September 30, 2006 was $53,970,000 compared to $31,039,000 for the nine months ended October 1, 2005. Cost of sales within CEI includes the cost of labor, material, indirect costs and overhead used in providing electrical and technology services.

Cost of sales within ECI includes payments to participants, amortization and indirect costs incurred in providing services to its participants.
Gross Profit. Gross profit for the three months ended September 30, 2006 was $1,211,000 (or 5.9%) compared to $3,133,000 (or 15.6%) for the same period in 2005. This decrease in gross margin of 9.7% of total sales is due primarily to a loss on a specific wind project recognized in its entirety in the third quarter. The Company took a reversal of previously recognized profit on that project of approximately $900,000 and recorded an additional write down of $200,000. Gross profit for the nine months ended September 30, 2006 was $6,824,000 (or 11.2%) compared to $6,953,000 (or 18.3%) for the same period in 2005.
Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs. As part of the Company’s work to improve controls and procedures, a greater emphasis will be placed on controls needed on construction projects, specifically regarding project reviews and their frequency, project documentation, and more interaction with general contractors regarding change orders. It is the Company’s goal to sustain higher levels of gross margins through continuing cost containment efforts, a continuing emphasis on obtaining higher gross margin work projects and diligent management and oversight of project costs.
Operating Expenses. Operating expenses were $3,338,000 (16.2% of sales) for the three months ended September 30, 2006, compared to $2,217,000 (11.0% of sales) for the three months ended October 1, 2005. This dollar increase is due to the added operating costs of the acquired companies. The increase in the percentage of operating expense to sales of 5.2% reflects the costs in ECI compared to relatively low revenue levels. Operating expenses in ECI for the quarter totaled $714,000. Stock based compensation expense totaled $272,000 in the third quarter of 2006 compared to none in the third quarter of 2005. Additionally, the Company recorded an additional $250,000 above prior year period costs due to higher legal fees as a result of increased stock transfer activity, and the commencement of its Sarbanes-Oxley work. Total rents for the three months ended September 30, 2006 were $261,000, which was primarily comprised of facilities rent.
Operating expenses were $11,097,000 (18.3% of sales) for the nine months ended September 30, 2006, compared to $5,467,000 (14.4% of sales) for the nine months ended October 1, 2005. The increase is due to the addition of the two acquired companies and the operating costs associated with them. Operating costs were also affected by the charge for stock based compensation, which was $1,247,000 (2.1% of sales) for the nine months ended September 30, 2006, compared to none in the nine months ended October 1, 2005. The Company was not required to charge stock based compensation expense against earnings in 2005.
The level of Operating expense for 2006 is anticipated to continue to be significantly higher compared to the level incurred in 2005 due to the addition of the costs from the two acquired business that were not in the expense totals for the full twelve months of 2005. CEI was acquired in July of 2005, and ECI was acquired in October 2005.
Interest Expense. Interest expense was $929,000 for the three months ended September 30, 2006, compared to $354,000 for the three months ended October 1, 2005. The increase is due to a $669,000 penalty on registration of shares issued in the October 2005 private placement. That penalty was paid through the issuance of 440,000 shares of the Company’s common stock. Interest expense in the current quarter without the registration penalty was $260,000, and is lower than in the prior year quarter due to lower outstanding borrowings during the current quarter. The Company’s maximum borrowing capacity was $10,120,000 in the current quarter of 2006 compared to a maximum $9,120,000 capacity in the same period of 2005. Interest expense was $1,773,000 for the nine months ended September 30, 2006 compared to $1,129,000 for the nine months ended October 1, 2005.
Derivative income/expense. The Company recorded a gain on the revaluation of derivative in the amount of $8,319,000 in the first nine months of 2006. This is a result of the re-valuation of a warrant obligation initially recorded in the October 2005 and June 29, 2006 private placements. In accordance with SFAS 133, this warrant obligation is required to be marked-to-market at the end of each reporting period, with the resulting increase or decrease in its value being recorded as derivative income or expense in the Company’s consolidated statement of operations for that period. This compares to derivative expense in the first nine months of 2005 of $76,000 from the re-measurement of an embedded derivative. These derivative income and expense amounts are recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the consolidated balance sheet. The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce derivative expense or derivative income as the Company’s stock price increases or decreases, respectively. The warrant liabilities were reclassified to equity by the end of the third quarter 2006. Barring the issuance of any additional embedded derivatives, there will be no further derivative gain or loss in the fourth quarter.
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
Income Taxes. There was no provision for income taxes for the three and nine months ended September 30, 2006 and October 1, 2005 due to losses incurred by the Company in those periods. No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods. The Company has provided a full valuation allowance on its net deferred tax asset.
Liquidity and Capital Resources
Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At September 30, 2006, the Company had positive working capital of approximately $3,665,000 and its primary source of liquidity consisted of cash and its operating line of credit.
Accounts receivable increased to $11,447,000 at September 30, 2006 from $8,558,000 at December 31, 2005. The increase is due to the larger volume of business in process at September 30, 2006 than was in process at the end of the prior year. The wind projects are typically undertaken in the spring, summer and fall months, and slow down over the winter months due to severe weather in those areas. Company receivables are net of an allowance for doubtful accounts of $211,000 and $229,000 at September 30, 2006 and December 31, 2005, respectively. Management expects these receivables to remain fairly constant as a percentage of sales in year over year comparisons, decreasing slightly as efficiencies in the billing and collection processes are achieved. At September 30, 2006, two customer’s outstanding receivable balances accounted for 11% and 10% of total outstanding accounts receivable.
Inventory decreased to $610,000 at September 30, 2006 from $721,000 at December 31, 2005. This decrease is due to a portion of the inventory on hand at year end being utilized on a specific project early in the first quarter of 2006. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases.
The Company recorded costs in excess of billings, which reflect those costs incurred on construction and services, which have not yet been billed to customers. This amount increased by $1,884,000 to $3,923,000 at September 30, 2006 from $2,039,000 at December 31, 2005, due to a few large projects outstanding at September 30, 2006 which were under-billed on that date. This should remain relatively constant as a percentage of sales on an ongoing basis.
Property and equipment, net of depreciation increased by $215,000 to $666,000 at September 30, 2006, compared to $451,000 at December 31, 2005. This increase was due primarily to the purchase of office equipment, and leasehold improvement costs associated with the Company’s move to a new location, less normal depreciation on fixed assets. The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.
Accounts payable decreased by $387,000 to $6,755,000 at September 30, 2006 from $7,142,000 at December 31, 2005. Accounts payable also decreased by $3,286,000 from the accounts payable balance at the end of the Company’s second quarter. The Company took advantage of some favorable payment terms as a part of a general reduction of accounts payable to within 60 day terms. Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Christenson, and payments to participants within EnergyConnect.
Accrued payroll, payroll taxes and benefits were $2,089,000 at September 30, 2006. These amounts consist primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company reflecting the increased or decreased activity levels, and as such, represents a main cash use of the Company’s funds. These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.
The main bank line of credit was approximately $5,360,000 at September 30, 2006 compared to a balance of $5,840,000 at December 31, 2005. This lending facility is a primary source of funds for the Company. Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the facility. With the completion of the Company’s private placement on June 30, 2006, a significant portion of this facility was paid down. In future periods, when there exists no outstanding balance under the line, collected funds will be remitted by the lender, to the Company as they are collected. The facility has a limit of $10,000,000 and currently borrowings are based on 85% of eligible accounts receivable. As of September 30, 2006, based on normally eligible receivables, the Company had approximately $1,587,000 of available borrowing capacity. The Company has an additional line of credit that is for $120,000 and is unsecured. There was approximately $117,000 outstanding under this line at September 30, 2006 and December 31, 2005.
In August 2004, the Company entered into a borrowing agreement with Destination Capital, LLC. Under this loan agreement, the Company borrowed $1,200,000 to be used for operating capital. On August 1, 2005, the Company entered into an agreement to split this debt into three separate promissory notes in the amounts of $516,667, $420,000 and $180,000. These notes were then assigned to two related parties, JMW Group and CLC. The $420,000 and the $180,000 loans were paid off in conjunction with the October 2005 private placement. As of September 30, 2006, this loan had been totally repaid.
The Company and its subsidiary have suffered recurring losses from ongoing operations and have experienced negative cash flows from continuing operating activities during 2005 and the first three quarters of 2006. As of September 30, 2006 as a result of the private placement completed on June 30, 2006, the Company had working capital of $3,665,000, total liabilities of $16,680,000 and an accumulated deficit of $105,011,000. The current operating loss of $4,273,000 for the nine months ended September 30, 2006 includes $1,247,000 in stock based compensation expense and $388,000 of expense due to the amortization of intangible assets. Of the remaining operating loss, $2,076,000 was due to the operations of EnergyConnect. Because of the reduction of a significant portion of debt as a result of the capital infusion on June 30, 2006, the Company believes it will have sufficient capital resources to meet projected operating cash flow needs for the next twelve months.
The Company had no commitments for capital expenditures in material amounts at September 30, 2006.
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
Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,796,633	$458,165	$1,338,468	$—	$—
Capital Lease Obligations	51,385	29,770	21,615	—	—
Operating Lease Obligations	3,924,656	2,465,306	1,416,880	42,470	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Total	$5,772,674	$2,953,241	$2,776,963	$42,470	$—

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
Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Financial Reporting
During the course of the audit of the Company’s December 31, 2005 financial statements, the Company’s registered independent public accounting firm identified certain material weaknesses relating to the Company’s internal controls and procedures within the areas of revenue recognition, accounts payable, cash disbursements, inventory accounting and document retention. In the last quarter, the Company commenced its work on Sarbanes-Oxley compliance. It is addressing several areas where internal control and procedure improvements are needed. Certain of these internal control deficiencies may also constitute deficiencies in the Company’s disclosure controls. The Company has made significant progress in correcting some of these deficiencies and expects to complete as many of these improvements as possible by the end of the current fiscal year. A description of these deficiencies is explained below.
The Company made three separate acquisitions during the past three years -
CVI in September 2003,

CEI in July 2005, and
ECI in October 2005
Both CVI and CEI, now operating as a combined entity under the name Christenson Electric, Inc., where internal control weaknesses existed, were privately held before the acquisitions, and did not have formally established controls and procedures in place. The main internal control weaknesses that existed and the areas of the business involved were as follows.
Revenue recognition
•	Incomplete or missing customer contract files

•	Incomplete or missing proof of sale or agreement

•	Non-existent or limited review procedures

•	Inconsistent application of percentage of completion estimation
Cash disbursements and liability recognition
•	No standardized purchasing procedures

•	Inadequate approval procedures

•	Limited separation of duties

•	Inadequate document control system

•	Inconsistently applied period cutoff procedures

•	Cash account reconciliations not performed timely
Other
•	Accounts not reconciled for long periods of time

•	Monthly books and records not closed timely

•	Limited review of accounting reconciliations

•	Lack of properly trained personnel to perform duties

•	Inadequate inventory tracking procedures

•	Inadequate fixed asset tracking procedures

•	Lack of accounts receivable aging monitoring procedures
In order to review the financial condition and prepare the financial disclosures in this document, the Company has undertaken the following:
•	Qualified personnel have been hired to perform additional procedures in an effort to support and substantiate account balances at period end.

•	Detailed validation work was done by internal personnel with the assistance of outside consultants with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-Q.

•	Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. This additional analysis is supplemental to the audit procedures normally required for the Company’s registered independent public accounting firm to provide an opinion on the financial statements.
At September 30, 2006, certain internal control weaknesses remained. These weaknesses are being addressed through management’s continuing implementation of a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Among the changes that have been implemented, or that are in the process of being implemented are:
Revenue recognition
•	Criteria and procedures established defining approved customer contracts

•	Control function established to review and monitor compliance to new procedures

•	Improved document control and file check out procedures

•	Procedure established defining consistent percentage completion Gross Margin estimation process
Cash disbursements and liability recognition
•	Document control system established and monitored for compliance

•	Cut off procedures formalized and consistently applied

•	Centralized departmental budgets and accountability established

•	Purchasing procedures have been formalized and implementation has begun

•	Procedures instituted to provide for appropriate separation of duties
Other
•	Procedures established and personnel assigned to reconcile key accounts on a timely basis

•	Control function added to review reconciliations

•	Control evidence records and procedures for each job function

•	Timely and frequent project reviews

•	Timely closing and review of books and records

•	Deadlines imposed for period end closings
To correct the material weakness, checklists are being developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and review. Specific checklists are being developed for non-quarter end months, quarter end months and the annual close. These checklists continue to be developed and are being implemented in the third quarter 2006 close process and utilized in the preparation of this third quarter 2006 Form 10-Q and subsequent period ends.
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
Item1(a). Risk Factors
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
We Have a History Of Losses Which May Continue and Which May Negatively Impact Our Ability to Achieve Our Business Objectives.
     We incurred an operating loss of $4,273,000 for the nine months ended September 30, 2006 and net losses of $77,953,193 and $6,181,683 for the years ended December 31, 2005 and January 1, 2005, respectively. The loss for the nine months ended September 30, 2006 includes expenses of $1,649,000 due to non-cash charges for stock based compensation and amortization of intangible assets. Of the loss amount in 2005, $77,420,000 was due to a non-cash write-off of impaired goodwill from the ECI transaction, and other intangible asset, non-cash impairment charges. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.
If We Are Experience Continuing Losses and Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.
     We may require additional funds to sustain and expand our research and development activities. Additional capital may be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.
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
Goodwill Recorded On Our Balance Sheet May Become Impaired, Which Could Have A Material Adverse Effect On Our Operating Results.

     As a result of each of the acquisitions we have been a party to, we have recorded a significant amount of goodwill. As required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” we annually evaluate the potential impairment of goodwill that was recorded at each acquisition date. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. This potential impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results. For the twelve months ended December 31, 2005, we wrote off, approximately $77 million of goodwill due to impairment testing of this asset. No goodwill or intangible asset value was written off in the nine months ended September 30, 2006.
If We Are Unable to Retain the Services of Messrs. Boucher and Walter, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, Our Business May Be Adversely Affected.
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
     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001 and new management, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 — 2000 (except the quarterly reports for the first two quarters of 1999). We have also been delinquent in filing recent quarterly and annual reports, the last being our 10-KSB for the year 2004. There can be no assurance that in the future we will always be current in our reporting requirements.
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
Item 3. Defaults Upon Senior Securities
At the date of this report, the Company was in arrearage on the payment of dividends on Series 2 preferred stock, Series 3 preferred stock and Series 4 preferred stock in the amount of $423,400. Under the terms of the issuances of these series of preferred stock, dividends are declared at the discretion of the Company’s board of directors, and can only be paid when funds for payment are legally available.
Item 6. Exhibits
     (a) The exhibits filed as part of this report are listed below:

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press release of earnings dated November 6, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed November 9, 2006.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 20, 2006

MICROFIELD GROUP, INC.

By: /s/ Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer (Principal Executive Officer)