Form 10-K
period 2006-12-30
MICROFIELD GROUP INC
filed 2007-03-16
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number : 0-26226

MICROFIELD GROUP, INC.
(Name of small business issuer in its charter)

Oregon	93-0935149
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

111 SW Columbia Ave., Suite 480
Portland, Oregon 97201
(Address of principal executive offices and zip code)

(503) 419-3580
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.   ☐ Yes  ☒No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒     No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer    ☒ Accelerated Filer   ☐ Non-Accelerated Filer

Issuer’s revenues for its most recent fiscal year were $76,141,000.

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The aggregate market value of voting stock held by non-affiliates of the registrant at March 1, 2007 was
$38,538,000 computed by reference to the average bid and asked prices as reported on the Nasdaq Bulletin Board Market.

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2006 was 79,023,905 shares.

The index to exhibits appears on page 91 of this document.

Transitional Small Business Disclosure Format (check one):   Yes ☐     No ☒

MICROFIELD GROUP, INC.
FORM 10-K INDEX

PART I
Page

Item 1.	Description of Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Selected Financial data

Item 7.	Management’s Discussion and Analysis of Financial Condition orPlan of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8	Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9b.	Other Information

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

PART I

Item 1. Description of Business

General

We specialize in the installation of electrical, control, and telecommunications products and services, and in transactions involving integration of consumers of electricity into the wholesale electricity markets. The Company expanded through acquisitions in 2005 from an energy and related technologies and services business to a business that also provides energy consumers a new source of revenues and savings. Included in those acquisitions were the capabilities to service high voltage facilities including wind farms and solar energy collection facilities. These subsidiaries are Christenson Electric, Inc. (“CEI”), acquired in July 2005 and EnergyConnect, Inc. (ECI”), acquired in October 2005. In January 2006, the operations of Christenson Velagio (“CVI”) and CEI were combined and are operating as Christenson Electric, Inc. Currently, CEI and ECI are the remaining wholly-owned operating subsidiaries of the Company. Our objective is to leverage our assets and resources and build a viable, profitable, wholesale power transaction, electrical services, and technology infrastructure business.

We have the ability to deliver the following products and services:

•	Electrical and systems engineering and design
o	Controls, lighting, and cabling
o	Building electric service
o	Solar, wind, distributed generation, and substations
o	Information technology networks
o	Telecommunications, computer telephony, and integrated systems
o	Life safety and security systems
o	Redistribution in malls and shopping centers
•	Construction, maintenance, inspection, and upgrades
o	Integrated building controls, wiring, and cabling
▪	HVAC,
▪	Lighting
▪	Life safety systems
o	Telecommunications systems integration and infrastructure
▪	Computer telephony integration
▪	Digital Video CCTV systems
▪	Enterprise security systems
▪	Wireless networking solutions
▪	Information technology networks
▪	Voice / data systems
o	Electrical construction service
▪	Buildings and industrial systems
▪	Substations
▪	Wind farms, solar collectors, and distributed generation
▪	Redistribution in malls and shopping centers
•	Software development products
o	Commercial building energy data management, data acquisition, and modeling
o	Regional grid data monitoring, data management, and price forecasting
o	Electric consumer transactional interface, wholesale products, and transaction management

Index

o	Settlement systems and related protocols
•	Electric Power Transactions
o	Service electric energy, capacity, and reserve needs of regional electric grids
o	Service wholesale electric markets to improve electric supply and delivery efficiencies
o	Enable buildings and industrial consumers to contribute to these services

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

ECI enables buildings and industrial electric consumers to contribute to the wholesale electric market, provides the transaction technologies and processes to integrate consumers into the wholesale electric market, and uses these capabilities to service regional electric grid operators with energy, capacity, reserves, and related needs. ECI operates on a national footprint currently serving consumers and grid operators in more than 25 states. Integrating CEI and ECI combines the breadth of services needed to deliver full service solutions to our customers.

CEI has continuously provided electrical design, engineering, and construction services for more that 50 years. It now services all of the electrical, control, lighting, safety, security, and related systems needed for economic and secure operations of buildings and industrial sites. A substantial portion of CEI business is repeat business under long-standing relationships with it customers. CEI operates a fleet of service trucks that help us supply the electric related needs of hundreds of customers.

Through its work on alternative energy projects such as wind farms and solar farms, CEI has been at the forefront of the current boom in building the alternative energy distribution infrastructure. CEI will continue its historic businesses including wind farm electrical construction, maintenance and construction of substations, and maintenance and construction of distribution and transmission facilities. CEI also continues to provide services to Bonneville Power Administration and other major utilities under long-standing contractual relationships.

ECI provides wholesale electric market transaction services to regional electric grids. Selected needs of electric grid operators, including energy, capacity, and reserves have been formed into products that can be delivered through ECI systems to the grid. ECI technologies, processes, and services enable buildings and electric consumers to contribute to such wholesale services.

For the fiscal year ended December 30, 2006 we generated $76,141,000 in revenues and recorded net income of $833,000. In the fiscal year ended December 31, 2005, we generated $57,935,000 in revenues and had a net loss of $77,953,193. This loss included charges of $77,419,759 due to impairment of the Company’s goodwill and intangibles, and $503,543 for the revaluation of a warrant liability at December 31, 2005. For the year ended January 1, 2005, we generated $36,466,618 in revenues and had a net loss of $6,181,683.

Christenson Electric was acquired on July 20, 2005. Therefore the revenue and net loss numbers for the fiscal year ended December 31, 2005 only include revenue and expenses from that entity from July 20, 2005 through December 31, 2005. EnergyConnect was acquired on October 13, 2005, therefore the revenue and net income amounts for the fiscal year ended December 31, 2005 only include revenue and expenses of EnergyConnect from October 14, 2005 through December 31, 2005.

Recent Developments

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

Index

Pursuant to an Agreement and Plan of Merger dated July 20, 2005 by and between us, CPS Acquisition Co., Christenson Electric, Inc. and CEAC, Inc., an Oregon corporation and sole shareholder of Christenson Electric, Inc., we acquired, substantially all of the assets, of Christenson Electric. As part of the purchase price of Christenson Electric we assumed term debt in the amount of $8,916,000 and issued 2,000,000 shares of our common stock to CEAC. The value of the merger was determined based on a share price of $0.64, which was the average closing price for our common stock over the five days ending July 20, 2005. The acquisition closing date was July 20, 2005.

Private Placements

On June 30, 2006, we closed a private placement of 7,500,000 shares of common stock for gross proceeds of approximately $15 million before payment of commissions and expenses. We also issued 5,625,000 warrants to purchase shares of our common stock at $3.00 per share. In connection with the private placement, we entered into a registration rights agreement with the investors in the private placement pursuant to which we filed a registration statement with the SEC to register for resale the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon the exercise of the warrants. We filed this registration statement on July 21, 2006, registering for resale the 7,500,000 shares of common stock and the 5,625,000 shares of common stock underlying the warrants. The registration statement was declared effective by the SEC by September 29, 2006.

On October 5, 2005, we completed a private placement in the amount of $3,434,000 in exchange for 4,905,717 shares of our common stock, and warrants to purchase another 2,944,693 shares of common stock at $0.90 per share. We also issued an additional 327,886 common shares in payment of a $229,520 fee charged by an investment advisor in the transaction. As a part of the private placement, we were required to pay $1.1 million to JMW Group, LLC and Christenson Leasing, LLC (CLLLC), both related parties, to reduce the debt in our subsidiaries. As a part of the private placement agreement, the warrants were included as a part of the equities for which registration rights were received.

Principal Offices

Our principal offices are located at 111 SW Columbia Ave, Suite 480, Portland, Oregon 97201, and our telephone number is (503) 419-3580. We are an Oregon corporation. We maintain websites at www.microfield.com and www.energyconnectinc.com. The information contained on these websites is not deemed to be a part of this annual report.

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

Digital Video CCTV Systems and Infrastructure

Surveillance systems have emerged as a high priority for facilities of all sizes in the private and public sectors due to a number of environmental and social concerns. CEI’s knowledge in the design as well as implementation of sophisticated digital systems including cameras, multiplexers, monitoring centers, switching devices and network infrastructure allows us to provide a complete, turnkey source for systems of all sizes and levels of complexity. CEI’s engineers and technicians have the capability to design and install state-of-the-art fiber optic networks and switching gear, IP Video Local Area Network (LAN) and Wide Area Network (WAN) architectures, as well as highly sophisticated monitoring stations.

Index

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

Enterprise Security and Life Safety Systems

Our extensive knowledge of access control systems, intrusion alarm systems and fire protection systems, allows CEI to provide the highest level of protection available for most sizes of enterprises. Providing a safe working environment, protection of company assets including intellectual property, and reducing liability exposure are critical business needs that are met with our systems. Our ability to perform facility audits assists customers in evaluating site requirements or weaknesses in their existing systems and provides a basis for recommendations for improvements. Included in this category of service (beyond physical site security) is our ability to provide IT Network security including firewalls and VPN/Remote access security functions.

Wireless Networking Solutions

Wireless networking solutions is one of the fastest growing segments of communications technology. Our experience with WI-FI Networks, wireless telephony and our capability for on-site assessments enables us to provide complete design and implementation services. The Pacific Northwest has taken a leading position in the implementation of wireless “hot spots” both in the private and public sector. As this high growth area expands, our knowledge and real world experience will assist current and future customers in providing this level of capability to their locations.

Information Technology (IT) Network Design & Engineering

From designing of systems and infrastructure to implementation and maintenance, we have years of field experience in the design and installation of complex IT network configurations. Whether it is in the form of LANS, WANS, or MANS, switching and routing hardware or high speed Internet access, we have the knowledge and expertise in-house to handle any requirement. Our technical support staff capability is well established and has an excellent reputation for technical competency during system installation as well as subsequent service and repair.

Power Services

We provide high voltage design, construction, and maintenance services to owners of substations, transmission lines, and distribution lines. We also design and construct wind generation, solar generation, and other distributed generation facilities including the associated collection facilities linking these generators to the electric grid.

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

Index

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

Sales and Distribution

Our CEI subsidiary generates sales through the relationships we have cultivated and the quality work product we have maintained over our 61 year history of the companies. Christenson Electric has primarily served the Northwest market since 1945. The “Christenson” name has been a key component in building a well established, loyal customer base. Much of our sales are generated by word of mouth or through repeat customer projects. Growth throughout our existence has been achieved by entering into additional markets within the electrical services industry.

The ECI subsidiary produces revenue from transactions between electricity users and power grid operators. These transactions are facilitated by long-standing relationships between us and the grid operators and by full membership in the grid organizations. We help the grid operator develop and establish the capability to receive products and services from our participant base. These capabilities currently include risk-managed energy, capacity, and ancillary service products that assist the needs of the grid.

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

Customers

The primary customers for our wholesale power transaction business are regional power grid operators, and to a lesser extent, electric utilities. We have built relationships with these customers through many years of high-level involvement in the energy industry and by rapidly increasing service levels to these customers. There are only a few grid operators, as they control broad regional electric grids some of which cover as many as a dozen states. For example, PJM Interconnection, a regional transmission organization (RTO) and current customer, operates the largest competitive wholesale electricity market in the world. PJM coordinates the movement of electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. As we sign up participating facility owners or management companies in these regional areas, the customer from whom we are paid, remains the same within each such market.

Technology and electric service customers span all major industries, including: government, education, retail, entertainment, finance, health care, manufacturing and transportation. Some of these direct customers include Evergreen School District, Allied Security, Portland Community College, Legacy, Melvin Mark Properties and Boeing. With the acquisition of ECI, this customer base has become participants. National companies for which we provide electrical, technology, and other services are potential contributors to the wholesale electric market through ECI. In addition, we have developed and are developing participants who are the owners or operators of high volume energy use facilities. While most of the facilities currently targeted are in the Midwest and East, the owners and operators of these facilities are spread across the country. These include real estate investment trusts (REITS) that own multiple high rise buildings, industrials, and organizations that own multiple buildings such as universities and governments.

Index

Approximately half of our current revenue base comes as subcontracting work through general contractors. For the year ended December 30, 2006 two customers accounted for approximately 17% and 12%, respectively, of our revenue.

Acquisitions and Investments

Our strategy is one that focuses on the acquisition and deployment of products and services with strong intellectual property asset value and the potential for significant growth. During 2005 we completed the acquisitions of ECI and CEI, both of which had significant built-in intangible values that we are developing. Part of ECI’s value is contained in the proprietary software that we use to manage and control energy consumption patterns in participant properties. We have also acquired a tremendous amount of industry knowledge with the added employee base that will be drawn upon to expand the business. CEI’s value is derived from its long standing history of excellent electrical services provided throughout the United States.

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

Since the acquisition of ECI in 2005 we have been expanding our influence in regional wholesale electric markets. While wholesale markets have existed for many years, virtually all of the transactions have been electric generating companies selling to grid operators that, in turn sell to utilities. In some parts of the U. S. all of these transactions take place within a single vertically integrated utility carrying out each of the functions identified. In most of the US, however, each of the functions is performed by a separate entity. Although provisions have now been made in most grids for consumer participation in wholesale markets servicing grid operators, across the U. S. energy consumer participation in these markets has been limited. We have developed the systems and business processes enabling energy consumers to contribute to products serving selected components of the regional wholesale markets. In each market served by us, there exist other curtailment service providers, utilities, and retail energy suppliers that are and will continue to provide some service. While we expect all of these entities to help in expanding these market segments, we will face increased competition. Some of these entities are very large and may ultimately develop competing systems or seek an acquisition of us or our capabilities. In each market ECI attempts to capture a core market share of satisfied participants and then provides a continuously expanding scope and scale of automated technologies.

We have dozens of competitors in the electrical services and technology services markets. Some of our major competitors include, Capitol Electric Company, Dynalectric, Electrical Construction Company, Hughes Electrical Contractors, Oregon Electric Group and Tice Electric Company. Some of these companies compete with us across many of our product lines and service offerings in both the electric services and technology services markets.

Index

We have also established a national market presence in the alternative energy field, against a handful of competitors. These competitors are mainly large national service providers such as Wilson Electric, Rosendon Electric and Alliant Energy. CEI has several competitors in the high voltage and utility service markets, consisting of several of the companies that compete with us across other lines of our business.

There are several entities that are in competition with us in the energy, capacity and operating reserve markets we serve. These entities compete with us over several of our product lines. These competitors include Enernoc, Comverge and Computer Powerlines. Some of these entities may be larger than we are and may have considerably more resources than we have.

The barriers to entry in the electrical and technology markets that we currently serve are relatively low and new companies may be created that compete with our companies in various segments of their markets. Several of our competitors may have greater financial, engineering and technical resources, may be able to compete for “non-union only” work, and may be able to provide a broader range of products and services than us. Our success in competing in these markets depends on our ability to execute timely service and creative technology offerings that provide our customers long-term, cost effective solutions to their electrical and technology service requirements. Any inability to effectively control and manage these competitive factors could have a material adverse effect on our business, operating results and financial condition.

Manufacturing and Supply

We purchase telecommunication equipment, networking equipment, cabling, wiring and various other equipment and supplies that are used in customer applications, or that we sell and install at customer sites. We rely on various vendors for these products, and do not manufacture any of the products that we sell or install.

At the end of 2006, we hired a professional material parts purchasing manager in an effort to provide additional controls and efficiencies in the area of inventory management. This addition will also help facilitate implementation of many of the internal controls we are undertaking in conjunction with our Sarbanes-Oxley efforts

The electrical services industry is a mature industry. As such, there are numerous vendors that supply the products that we use in our markets. We purchase supplies from several of these vendors, and have secondary sources for all products that we buy. Our operating subsidiaries have had negative operating cash flows in their businesses during much of the time since they were acquired by us. This negative cash flow has had a measurable impact on our operations, and there is no assurance that the supply of products and materials will continue to be available if our working capital position were to deteriorate.

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

Index

We do not have any long-term contracts for the purchase of products or supplies with any of our material vendors.

The operations of ECI turn our traditional customer base of buildings and industrial sites into vendors that provide modifications to energy demands that we use to provide services to regional electric grids. Each of the buildings or industrial sites participating in these services is under contract and receives payment from us for such contributions. The contracts with these participants have varying durations and terms depending on markets, products, and ability to perform. We believe we have excellent relationships with these participants. We expect all of our participants to continue serving us. As contracts expire, these entities are free to stop serving or attempt to develop alternative means to service the wholesale electric market without using our capabilities.

Intellectual Property

Through the September 2003 acquisition of Christenson Technology Services, now known as CEI, and through the 2005 acquisition of Christenson Electric we acquired the “Christenson” trade name. The Christenson name employs particular branding and trade dress that makes it highly recognizable.

ECI has filed for patent and copyright protection of its energy automation software. This patent has been filed for but not yet approved. We also purchased a significant amount of intangible assets as a part of the acquisition of ECI. These intangible assets were valued with the assistance of an independent intangible asset valuation firm. This firm assists us annually in evaluating whether these intangible assets retain their value or have an impairment that may cause us to write down their value as we did in 2005.

We protect our intellectual property rights through a combination of patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other measures. We believe, however, that our financial performance will depend more upon our service excellence, technical knowledge and innovative design abilities, than upon such protection. Notwithstanding the foregoing, we will strongly defend all intellectual property rights from infringement.

Government Approval or Regulations

The Company is subject to certain local government regulations regarding Uniform Commercial Building Codes. Many projects require inspection by local government building code inspectors. We are subject to and comply with federal regulations pertaining to health and safety, employment, privacy, and related regulations pertinent to all public businesses. While we are not directly subject to regulation by the Federal Energy Regulatory Commission (FERC) or state public utility commissions, these commissions have oversight of regional grids and electric utilities. The FERC must approve all wholesale products purchased by regional grids, and state commissions may be involved in approval of transactions with electric utilities.

Employees

As of December 30, 2006, the Company employed approximately 293 persons. The Company’s workforce fluctuates based on the project work flow at any specific point in time. Approximately 220 of the Company’s employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

Item 1a. Risk Factors

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

Index

Risks Relating to Our Business

We Have a History Of Losses Which May Continue and Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred an operating loss of $5,631,000 for the twelve months ended December 30, 2006 and net losses of $77,953,193 and $6,181,683 for the years ended December 31, 2005 and January 1, 2005, respectively. The loss for the twelve months ended December 30, 2006 includes expenses of $1,976,000 due to non-cash charges for stock based compensation and amortization of intangible assets. Of the loss amount in 2005, $77,420,000 was due to a non-cash write-off of impaired goodwill from the ECI transaction, and other intangible asset, non-cash impairment charges. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Experience Continuing Losses and Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

Additional capital may be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Many Of Our Competitors Are Larger and Have Greater Financial and Other Resources than We Do and Those Advantages Could Make It Difficult For Us to Compete With Them.

The electrical products and services industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. The energy transaction business has many competitors, some larger than we are and with greater resources. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

The Failure To Manage Our Growth In Operations And Acquisitions Of New Product Lines And New Businesses Could Have A Material Adverse Effect On Us.

The expected growth of our operations (as to which no representation can be made) will place a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

•	operations and financial systems;

•	procedures and controls; and

•	hiring, training and management of employees.

Index

Our future growth may be attributable to acquisitions of new product lines and new businesses. We anticipate that future acquisitions, if successfully consummated, may create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income.

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

Since September 2004, we have acquired three companies and may expand our operations through targeted, strategic acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

Goodwill Recorded On Our Balance Sheet May Become Impaired, Which Could Have A Material Adverse Effect On Our Operating Results.

As a result of each of the acquisitions we have been a party to, we have recorded a significant amount of goodwill. As required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” we annually evaluate the potential impairment of goodwill that was recorded at each acquisition date. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. This potential impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results. For the twelve months ended December 31, 2005, we wrote off, approximately $77 million of goodwill due to impairment testing of this asset. No goodwill or intangible asset value was written off in the twelve months ended December 30, 2006.

If We Are Unable to Retain the Services of Messrs. Boucher, Walter and Ameduri, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Rodney M. Boucher, our Chief Executive Officer, Mr. A. Mark Walter, our President, and Gene Ameduri, our ECI President. We do not have employment agreements with Messrs. Boucher, Walter or Ameduri. Loss of the services of any of these officers could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of Messrs. Boucher, Walter or Ameduri. We are not aware of any named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Index

Our success is dependent on the growth in energy management and curtailment programs, and the continued need for electrical construction and technology services, and to the extent that such growth slows and the need for services curtail, our business may be harmed.

The construction services industry has experienced a drop in demand since 2000 both in the United States and internationally. Recently, however, that trend has reversed in response to a turnaround in the capital markets, renewed growth in the construction industry, and passage of favorable energy tax legislation by Congress. It is difficult to predict whether these changes will result in continued economic improvement in the industries which our company serves. If the rate of growth should slow, or end users reduce their capital investments in construction related products, our operating results may decline which could cause a decline in our profits.

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

The factors outside of our control include:

•	Construction and energy market conditions and economic conditions generally;

•	Timing and volume of customers’ specialty construction projects;

•	The timing and size of construction projects by end users;

•	Fluctuations in demand for our services;

•	Changes in our mix of customers’ projects and business activities;

•	The length of sales cycles;

•	Weather abnormalities;

•	Unexpected price increases;

•	Changes in the rules by the electric grid operators regarding payments for our transactional energy services;

•
While opportunities for transactional revenue is higher in cold weather months, adverse weather conditions, particularly during the winter season, could effect our ability to render services in certain regions of the United States;

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

Index

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

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide thereunder. Furthermore, our electrical, technology, and transactional services are integral to the operation and performance of the electric distribution and transmission infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the systems that we provide, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. With respect to such lawsuits, claims, proceedings and indemnities, we have and will accrue reserves in accordance with generally accepted accounting principles. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued reserves, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

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

Index

The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.

Due to the fact that a significant portion of our business is performed outdoors, our results of operations are subject to seasonal variations. These seasonal variations affect our core activities of maintaining, upgrading and extending electrical distribution power lines and not only our storm restoration services. Generally, during the winter months, demand for new work and maintenance services may be lower due to reduced construction activity during inclement weather, while demand for electrical service and repairs may be higher due to damage caused by such weather conditions. Additionally, more energy management transactional revenues are produced in peak energy usage months during the winter and summer. Seasonal variations will cause fluctuations in our revenues during the year. As a result, operating results may vary significantly from period to period. If our operating results fall below the public’s or analysts’ expectations in some future period or periods, the market price of our common stock will likely fall in such period or periods.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our electric services business is labor intensive, requiring large numbers of electricians, installers and other personnel. Subject to seasonality, approximately 75-85% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any of these events would be disruptive to our operations and could harm our business.

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

Index

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001 and new management, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1999 — 2001 (except the quarterly reports for the first two quarters of 1999). We have also been delinquent in filing recent quarterly and annual reports, the last being our 10-KSB for the year 2004. There can be no assurance that in the future we will always be current in our reporting requirements.

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

Index

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

Our annual results may also be significantly impaired by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarter.

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

Index

Continued Influence of Current Officers and Directors

The present officers and directors own approximately 19% of the outstanding shares of Common Stock, and therefore are in a position to elect a significant number of our Directors and otherwise influence the Company, including, without limitation, authorizing the sale of equity or debt securities of Microfield, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Management of Growth

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

Item 2. Description of Property

The Company leased six facilities in Portland and Eugene, Oregon, and one facility in San Jose, California during 2006. These facilities consist of approximately 40,000 square feet of office space, The remaining facilities are occupied pursuant to both fixed-term, and month-to-month leases. The Company does not own or lease any manufacturing space.

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

Item 4. Submission of Matters of a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 30, 2006.

Index

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Nasdaq Bulletin Board Market under the symbol “MICG.OB.” The following table sets forth the high and low sales prices as reported by the Nasdaq Bulletin Board Market for the periods indicated.

Fiscal 2005
First Quarter	$0.48	$0.24
Second Quarter	0.62	0.25
Third Quarter	2.60	0.50
Fourth Quarter	2.68	1.46

Fiscal 2006
First Quarter	$5.00	$2.32
Second Quarter	4.38	2.70
Third Quarter	2.98	1.73
Fourth Quarter	1.68	0.52

As of December 30, 2006, we had 241 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. There were no cash dividends declared or paid in fiscal years 2006 or 2005.

On June 30, 2006, we closed a private placement of 7,500,000 shares of common stock for gross proceeds of approximately $15 million before payment of commissions and expenses. We also issued 5,625,000 warrants to purchase shares of our common stock at $3.00 per share which are exercisable until 2011.

In October 2005, 5,233,603 shares of common stock were issued in a private placement which totaled $3,664,000, including $230,000 in commission to the placement agent that was issued in stock as a part of the transaction. The financing included conversion of $158,000 of debt, and also required the payoff of $1,100,000 of additional debt to a related party. The investors in the private placement also received warrants to purchase another 2,944,693 shares of the Company’s common stock at $0.90 per share which are exercisable until 2010.

Under the terms of the private placement agreements and the debt conversion agreements, a 6.5% cumulative dividend based on the debt value converted and issued, is due to those shareholders of these two series of preferred shares, as well as the Series 2 preferred shares, if declared by the board of directors. Dividends on those preferred shares can only be declared if, in the discretion of the board of directors, we have sufficient cash for continued operation of the business. The Company does not anticipate declaring such dividends on the converted amounts in the near future. The Company does not anticipate declaring any dividends on common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation information, as of December 30, 2006, is presented in compliance with SEC regulation S-K Item 201(d).

Plan category	Number of Securities to be issued upon exercise of outstanding options and warrants (a)	Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,927,577	$0.54	11,677,423
Equity compensation plans not approved by security holders	28,687,317	$2.46	N/A
Total	37,614,894	$2.00	N/A

Index

The Company has a Stock Incentive Plan. At December 30, 2006, 9,057,577 shares of common stock were reserved for issuance to employees, officers and directors to whom options have been granted. Under the Plan, options may be granted to purchase shares of the Company's common stock at fair market value at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plans. The options become exercisable over periods ranging between zero and four years.

On October 13, 2005, the Company entered into an agreement to purchase all the outstanding shares of ECI in exchange for 27,365,305 shares of the Company’s common stock at $2.34 per common share, issuance of 19,695,432 warrants to purchase the Company’s common shares at $2.58 per share, and issuance of 3,260,940 options to purchase the company’s common stock at $0.32 per share. The transaction was valued at approximately $108 million.

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

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC (see Note 17), under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Note 17), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations. On September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,775. The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.

Index

For the months from September 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company is obligated to issue 1,588,542 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding charge to interest expense in the consolidated statement of operations. This included a charge against earnings of $320,967 associated with an aggregate of 894,792 warrants, that the Company was obligated to issue during the first six months of fiscal year, 2005. On August 1, 2005, the Company re-negotiated the debt obligation with Destination Capital LLC, and eliminated the warrant provision previously contained in the note. There was no interest expense associated with this note charged against the Company’s statement of operations after July 1, 2005.

On July 28, 2004, The Company issued an aggregate of 1,600,000 shares of common stock to a consultant in exchange for $560,000 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $560,000 were charged to operations during the year ended January 1, 2005.

In connection with the January 22, 2004 debt issuance (see Note 12), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding. The Company repaid this debt in April 2004, and accordingly issued 1,403,548 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,372. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the NASDAQ Stock Market (U.S.) Index (“NASDAQ”) and the NASDAQ Industrial Index for the period of December 31, 2002 through December 31, 2006. The graph reflects the investment of $100 on December 31, 2002 in our stock, the NASDAQ and the NASDAQ Industrial Index.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Index

	Cumulative Total Return
	12/2002	12/2003	12/2004	12/2005	12/2006
Microfield	100.00	128.57[1]	107.14[2]	595.24	152.38
NASDAQ	100.00	148.83	161.35	163.56	179.13
NASDAQ Industrial	100.00	154.94	179.76	180.22	187.21

1 01/03/2004 was Microfield’s fiscal year end and was used for the calculation of Microfield’s total return.
2 01/01/2005 was Microfield’s fiscal year end and was used for the calculation of Microfield’s total return.

Index

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this prospectus. The statements of operations data for the twelve months ended December 30, 2006, December 31, 2005, and January 1, 2005 and the balance sheet data at December 30, 2006, and December 31, 2005 are derived from our audited financial statements which are included elsewhere in this annual report. The statement of operations data for the years ended January 3, 2004, and December 28, 2002 and the balance sheet data at January 3, 2004, and December 28, 2002 are derived from our audited financial statements which are not included in this annual report. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

	Fiscal years ended
	December 30,	December 31,	January 1,	January 3,	December 28,
	2006	2005	2005	2004	2002
Statements of Operations:
Sales	$76,141	$57,935	$36,467	$10,342	$—
Cost of sales	66,860	47,702	30,335	8,712	—
Gross profit	9,281	10,233	6,132	1,630	—
Operating expense	14,912	86,179 *	10,639	4,104	279
(Loss) from continuing operations	(5,631)	(78,000)	(6,394)	(3,143)	(241)
Net income (loss)	833	(77,953)	(6,182)	(6,046)	(364)
Net income (loss) per share	$0.01	$(2.88)	$(0.36)	$(0.59)	$(0.06)
Weighted average shares	71,374	27,048	17,340	10,309	5,615
Balance Sheet Data:
Cash	2,545	$729	$11	$131	$91
Total assets	57,147	55,241	11,775	14,042	1,045
Total liabilities	13,019	27,337	12,334	14,034	270
Shareholders’ equity (deficit)	$43,616	$27,904	$(559)	$8	$775

*	Includes write-off of impaired goodwill of $77,420,000 resulting from the re-valuation of goodwill purchased in the acquisition of ECI in October 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. One can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. One should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or of financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this Form 10-K. See “Risk Factors beginning on page 32.”

Index

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

We specialize in the installation of electrical, control, and telecommunications products and services, and in transactions involving integration of consumers of electricity into the wholesale electricity markets. The Company expanded through acquisitions in 2005 from an energy and related technologies and services business to a business that also provides energy consumers a new source of energy revenues and savings and the means to achieve such benefits. Included in those acquisitions were the capabilities to service high voltage facilities including wind farms and solar energy collection facilities. These subsidiaries are Christenson Electric, Inc. (“CEI”), acquired in July 2005 and EnergyConnect, Inc. (ECI”), acquired in October 2005. In January 2006, the operations of Christenson Velagio (“CVI”) and CEI were combined and are operating as Christenson Electric, Inc. Currently, CEI and EnergyConnect (“ECI”) are the remaining wholly-owned operating subsidiaries of the Company. Our objective is to leverage our assets and resources and build a viable, profitable, wholesale power transaction, electrical services, and technology infrastructure business.

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

Index

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

CEI has been focused on electrical and technology products and services to customers in the Portland and Eugene, Oregon markets and the southwest Washington state markets. With the recent acquisitions the Company’s footprint for coordinating, managing, directing, and/or supervising services to energy consumers the market is expanded to include additional regions in the US. CEI also provides electrical design and construction services to utilities, grid operators and electric power generation companies nationally. ECI enables buildings and industrial electric consumers to contribute to the wholesale electric market, provides the transaction technologies and processes to integrate consumers into the wholesale electric market, and uses these capabilities to service regional electric grid operators with energy, capacity, reserves, and related needs. Integrating CVI, CEI and ECI combines the breadth of services needed to deliver full service solutions to our customers.

CEI has continuously provided electrical design, engineering, and construction services for more than 50 years. It now services all of the electrical, control, lighting, safety, security, and related systems needed for economic and secure operations of buildings and industrial sites. A substantial portion of CEI revenue is repeat business with long-standing relationships with it customers. CEI operates a fleet of service trucks that supply the electricity related needs of hundreds of customers.

Through its work on alternative energy projects such as wind farms and solar farms, CEI has been at the forefront of the current expansion of building the alternative energy distribution infrastructure. CEI will continue its historic businesses including wind farm electrical construction, maintenance and construction of substations, and maintenance and construction of distribution and transmission facilities. CEI also continues to provide services to Bonneville Power Administration and other major utilities under long-standing contractual relationships.

ECI provides wholesale electricity market transaction services to regional electricity grids. Selected needs of electric grid operators, including untapped energy, capacity, and reserves have been formed into products that can be delivered through ECI software systems to the grid. ECI technologies, processes, and services enable buildings and electricity consumers to contribute to such wholesale services.

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

Revenue. Sales personnel and project managers are responsible for obtaining work to be performed by us. Revenue is booked daily within CEI based on our revenue recognition policy. These bookings are reviewed twice weekly by our President, the Chief Financial Officer and several of their direct reports. Revenues of ECI are reviewed by our CEO, ECI’s President, Microfield’s Corporate Controller and the ECI employee in charge of technology. Decisions about various aspects of the business are made, and actions are taken based on the prior week’s transactions, and whether or not it met weekly revenue goals and expectations. Monthly customer revenue for both subsidiaries is also examined on a plan versus actual basis, as a part of a monthly review of our financial statements for the prior month, by our executive team.

Index

Expense Control. We have various controls in place to monitor spending. These range from authorization and approvals by the head of each subsidiary, our CFO or Controllers as well as review of the periodic check runs by the CFO or Controllers, and reviews of labor efficiency and utilization by the President and our project managers. An organizational team, which is comprised of the President, CFO, several department heads and key employees, meets monthly to review reports that monitor expenses and cost efficiency, among other factors. Additionally, the executive team of CEI comprised of our President, CFO and Controller, meets twice weekly to review those subsidiaries’ operations and cash usage. All expenses of EnergyConnect are reviewed and approved by the President of EnergyConnect. Additionally, our CEO, the President of ECI, our Corporate Controller and several other ket ECI employees meet weekly to review operations within ECI. Each subsidiary’s financial statements are reviewed monthly with our CEO, each division’s President, our CFO and several other key financial and operational employees on a plan versus actual basis to monitor and review spending patterns and expenses within each operating entity. These financial statements are also reviewed quarterly with the board of directors.

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

Longer term cash needs are reviewed on a weekly basis by our CEO, CEI President, CFO, Controller and the ECI President. These meetings are used to determine whether we may need to enter into additional financings or debt agreements to satisfy longer term cash requirements.

Research and Development. We will invest a certain amount of funds in the upcoming year for research and development in ECI to develop proprietary tools and software in producing new energy management products and services, and in increasing the efficiency and utilization of our current products.

Customer service. We consider our reputation as one of our most valuable assets. Much of the revenue in CEI is based either on repeat business or referrals from our loyal customer base. We review service issues and any customer feedback continually to ensure continued customer satisfaction through timely and high quality work. The same attention to customer needs and satisfaction is integral to ECI’s business as we build its customer base.

Safety. Safety is of utmost importance to us and our employees. Our engineers, electricians and technicians are required to undergo regular educational seminars, which include safety training. We have well defined procedures designed to prevent accidents. Management reviews reports on our safety record, and examines the facts and circumstances surrounding specific accidents to ensure that all procedures were followed, or to modify procedures if needed. Additionally, all employees of CEI are required to comply with random drug tests.

Business Characteristics.

Revenue. We generate revenue by performing electrical service work, technology infrastructure design and installation and through transactions between energy users and regional electric grid operators. These projects are obtained by our sales force and project managers. These projects come from direct solicitation of work, the bidding process, referrals, regular maintenance relationships and repeat customer projects. Revenue from energy transactions are driven primarily by the acquisition of energy consumers to participate in our programs and support delivery of increasing capabilities to regional grid operators.

Cash. We generate cash mainly through operations. Cash is borrowed daily from an asset based lender under revolving credit facilities in CEI. These borrowings are repaid through collections from customers’ accounts. CEI submits to its lender daily summaries of customer billings, cash collections, ineligible accounts and the amount of the borrowings requested. The lender approves the submissions and deposits funds directly into each subsidiary’s bank account.

Index

ECI’s source of cash is generated from its transactions. This cash is received once a month from the grid operators after a settlement process is completed. This process gathers and verifies all of ECI’s participant’s energy management transactions. Based on the results of the settlement process, a wire transfer is sent to ECI in the third week of each month to record revenue.

We have also generated cash through debt issuances and private placements of common and preferred stock. The board of directors reviews both short and long range business plans and projections, and implements funding strategies based on the cash needs produced in the projections. These projections are reviewed quarterly and changes are made if needed.

Opportunities and Risks. Some of the significant business risks we face, among others, include interruption in the flow of materials and supplies, changes in laws that allow for tax credits, temperatures in our markets where we participate in energy management programs, increased competition in the energy transaction markets, changes in the rules promulgated by grid operators, interruption of our work force through disagreements with our union, business contraction and expansion caused by the economy, seasonality, and our general lack of liquidity.

As a part of our regular business planning, we anticipate the effect that these risks may potentially have on our financial condition. Some of the risks are planned for contractually to minimize our liability in cases where we are subject to contract performance. Others are anticipated by forging plans for staff reductions or increases should the economy move up or down. We also continually look for additional funding sources and cash availability, both by improving operating performance internally and from external debt and equity sources, should our cash be strained by certain factors.

Business Goal Attainment.

The company exceeded its revenue goals within CEI in 2006 but fell short of its net income goals. The shortfall was due mainly to a specific wind project involving operations outside of the Portland area. Our management has analyzed the reasons for this occurrence, and implemented safeguards to help prevent these issues from arising in the future. ECI fell considerably short of its revenue and net income goals in 2006. This was due mainly to slower than anticipated acceptance and use of the energy transaction products by our participants.

Management has set specific goals within the subsidiaries regarding revenue, net income, customer contract signings, revenue ramp rates, expense control, etc. Management will review these goals and the attainment levels on a monthly basis, and will take corrective action where appropriate to ensure the company meets or exceeds its goals in 2007.

Trends.

A large portion of our current business is closely tied to the economy. In a down economy, our work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries are not expanding, our service projects are more focused toward changes, adds, moves, maintenance and fixes within this customer base. We continue to see a positive climate for construction projects in the economy currently. We experience seasonality in our revenue base. A large portion of Christenson Electric’s business is impacted by the weather. Wind farms are located in areas of the country where the weather usually becomes severe in the winter, limiting or preventing work on projects during those months. EnergyConnect is less affected by changes in the economy. Its business is based on energy usage and prices. During periods of higher energy costs, EnergyConnect may be positively affected by a down economy, in that EnergyConnect may gain more participation in its energy programs as a way for companies to defray some of their energy costs and increase their cash flow. ECI is greatly affected by weather as severe cold or heat waves drive energy prices up, which presents more opportunities for participants to utilize ECI products.

It is anticipated that as the economy continues at its current rate, we will see increasing revenue from the sales of technology products and services. Also, with the extension of the energy tax credit bill by Congress, CEI should continue to benefit from alternative energy projects.

Index

In addition to the weather patterns in its market areas, ECI is affected by the market price for natural gas. This contributes significantly to the fluctuations in the market for wholesale electricity since it is the main source of fuel for most of the electricity generators in the United States.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate, our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition and allowances;

Accruals for contingent liabilities;

Inventories and reserves for shrinkage and obsolescence;

Bad debt reserves;

Purchase price allocation and impairment of intangible and long-lived assets; and

Warrant liability.

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

We also produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use and may install software and other electrical and energy related products that control energy use in their buildings. In conjunction with this agreement we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grid for settlement and approval. The transactions are recorded as revenue on the settlement date, which may fall 60-80 days after the transaction date from which the revenue is derived, because management feels that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use. An additional source of our revenue is derived from agreements with the power grid operators whereby a monthly reserve fee is paid for our agreement to standby, ready to provide relief in the form of curtailment of energy usage, in times of high energy demand. These payments are recorded as revenue on a cash basis, as payments are received. We will apply the accrual method of accounting for revenues when we are satisfied that we can estimate monthly revenue to be settled with the grid, with a higher degree of certainty.

Index

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

Inventories and reserves for shrinkage and obsolescence

We adjust inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At December 30, 2006 the allowance for inventory obsolescence was $60,000 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of our inventory and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.

Bad debt reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At December 30, 2006, the allowance for doubtful accounts was $194,798. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of December 30, 2006 and the potential that some of these accounts may be uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

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

Index

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

We tested our intangibles for impairment as of the end of fiscal years 2006, 2005, and 2004. Goodwill of $106,544,871 was recorded upon the acquisition of ECI, and represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statements of operations. Also during the year ended December 31, 2005, our acquisition of CEI resulted in the valuation of CEI’S “Christenson” name and customer relationships as intangible assets. The Company’s trade name is considered to have an undeterminable life, and as such has not been amortized. Instead, the trade name is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings.

At January 1, 2005 an impairment test was performed on the value of the trade name within CVI, and the result indicated that the recorded book value of our trade name exceeded its fair value, as determined by undiscounted cash flows. Upon completion of the assessment, we recorded a non-cash impairment charge of $376,000, net of tax, or $0.02 per share at January 1, 2005 to reduce the carrying value of the trade name to its current estimated value of $872,771. The value of the Christenson name in each of the previously separate Christenson subsidiaries were combined and are reported as one amount in the Company’s records at December 30, 2006.

Recent Accounting Pronouncements

New Accounting Pronouncements

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Index

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Results of Operations

The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the business for the periods indicated.

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Net sales	100%	100%	100%
Cost of goods sold	88	82	83
Gross profit	12	18	17
Operating expenses	19	149	29
Loss from continuing operations	(7)	(131)	(12)
Other income (expense)	8	(4)	(5)
Gain (loss) before income taxes	1	(135)	(17)
Benefit from income taxes	-	-	-
Gain (loss) before discontinued operations	1	(135)	(17)
Discontinued operations	-	-	1
Net gain (loss)	1%	(135)%	(16)%

Index

The financial information presented for the fiscal year ended December 30, 2006 includes information for CEI and ECI for the full fiscal year. Due to the acquisitions of CEI and ECI in 2005, the financial information presented for the year ended December 31, 2005, represents activity in CEI and ECI for the periods from the date of their acquisitions to the end of the fiscal year, combined with revenue, other income and S G & A expenses of Microfield Group, Inc. for the year ended December 31, 2005. The financial information presented for the fiscal year ended January 1, 2005 does not include any revenues and expenses for CEI and ECI. Due to the disproportionate size of the revenues and expenses in the accompanying consolidated statements of operations in 2005 compared to those in 2004, comparisons between the two periods may not be meaningful.

Sales. Revenue for the fiscal year ended December 30, 2006 was $76,141,000 compared to $57,935,000 and $36,467,000 for the fiscal years ended December 31, 2005 and January 1, 2005, respectively. The increase in revenue between periods is due to there being a full twelve months of revenue in 2006 from the entities acquired during the year 2005. The acquisitions of the high voltage division of CEI and of ECI contributed revenue of approximately $33,103,000 compared to $18,482,000 in 2005 and none in 2004. Revenue within ECI was $3.2 million in fiscal year 2006 compared to $1.2 million in 2005 and none in 2004. There were sales to two customers that comprised 17% and 12% of the Company’s 2006 consolidated revenue. There were no customers that comprised more than 10% of consolidated revenue in 2005. The company’s revenue is subject to seasonal influences, with the second and third fiscal quarters typically producing the largest revenues of the year. Due to the effects of weather on the timing of some of the wind projects, portions of that revenue may fall into the first or fourth quarter in some years and not in others.

Cost of Sales. Cost of sales totaled $66,860,000 (88%) compared to $47,702,000 (82%) for the fiscal year ended December 31, 2005, and $30,335,000 (83%), for the fiscal year ended January 1, 2005. The current fiscal year’s cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services in for both subsidiaries while the amount for the fiscal year ended December 31, 2005 includes costs of the operations of the former CVI for the full year and those costs within CEI and ECI from the dates of their acquisitions in 2005 through the end of the year. Overall costs as a percentage of sales, including CEI and ECI, increased due to reduced margins on a specific wind project in 2006. Costs of sales within CEI totaled approximately $63,828,000 which represented 87% of sales of the consolidated group. Costs of sales within ECI totaled approximately $3,037,000 which represented 1% of sales of the consolidated entities.

Gross Profit. Gross profit for the fiscal year ended December 30, 2006, was $9,281,000 (12%) compared to $10,233,000 (18%) and $6,132,000 (17%) for the fiscal years ended December 31, 2005 and January 1, 2005, respectively. This decrease in gross profit is due primarily to the lower profits produced on the specific wind power project in CEI. ECI produced gross profit of $170,000 (5%) for the fiscal year ended December 30, 2006. The gross profit in ECI is lower than anticipated due to approximately $100,000 in out of period expenses from 2005 that were not recognized until 2006. Additionally, there is expense of approximately $240,000 due to the amortization of the developed technology intangible recorded in ECI at the date of acquisition. This expense represents 8% of current year’s revenue within ECI.

Future gross profits and gross margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs and efficiently manage their jobs. It is anticipated that while savings are realized from the implementation of continuing cost reduction efforts and higher gross margin work projects are targeted, overall gross profit margins may decrease from prior year percentages due to the lower margin business associated with revenues within CEI.

Sales, General and Administrative Expenses (S, G & A). S, G & A expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation. S, G & A expenses for the fiscal year ended December 30, 2006 were $14,912,000 (19.6%) compared to $8,759,000 (15.1%) and $9,748,000 (26.7%) for the fiscal years ended December 31, 2005,  January 1, 2005. This increase in dollar amounts between years is due to expenses incurred within CEI and ECI for a full year in 2006 compared to expenses only from the dates of the acquisitions of those entities in 2005 through the end of that fiscal year. The increase in percentage of S, G & A expenses is due to the expenses within ECI to build the sales organization and develop new products, in relation to the relatively low revenue at this stage of the development of that business. The percentage increase also is due to $1,244,000 in stock-based compensation which was not required to be recorded in fiscal year ended December 31, 2006, and increased legal fees resulting from an increased level of stock transfer activity.

Index

S, G & A expenses for CEI, ECI and Microfield corporate entity totaled $8,836,000, $2,869,000 and $3,207,000, respectively. The totals within CEI consist mainly of payroll and payroll related costs of $5,332,000, building rent and equipment lease payments of $1,440,000, and depreciation and amortization of $524,000. These expenses within ECI consisted mainly of payroll and payroll related costs of $1,703,000 and software development costs of $717,000. Corporate S, G & A costs included $1,442,000 in stock-based compensation costs, $913,000 in professional fees and Sarbanes-Oxley compliance, $447,000 for payroll and payroll related costs, and $255,000 for investor relations and other SEC compliance.

Write-off of impaired goodwill and intangibles. The Company hired an independent valuation firm at the end of each of the last three fiscal years to perform its impairment test on the goodwill and intangible assets contained in the two operating subsidiaries. This independent appraisal concluded that there was no impairment of either the goodwill or the intangibles as of December 30, 2006. Prior year charges included a write-off of $77,191,000 for the impairment of the goodwill recorded in the acquisition of ECI. This amount also includes $114,415 of impairment of the CEI trade name recorded in the acquisition of ECI in July 2005, and an additional $114,000 write off for excess value purchased in the acquisition of a competitor’s base of business. The prior year charges of $376,000 included a write-down of the trade name associated with the acquisition of Christenson Velagio. This intangible was recorded initially with the acquisition of CVI in September 2003. The Company will continue to perform annual impairment tests on its goodwill and intangible assets. Future impairment charges, if any, will be recorded as a charge against earnings.

Interest Expense. Interest expense was $2,228,000 for the year ended December 30, 2006 compared to $1,580,000 and $1,959,000 for the years ended December 31, 2005 and January 1, 2005, respectively. The increase in interest expense was primarily a result of the charge for the timing of the filing of the company’s registration statement associated with the October 2005 private placement. According to the registration rights document, the company had a total of 90 days to file its initial registration document and an additional 30 days to have it declared effective by the SEC. The cost for this totaled $825,000 in the current year and was paid for with the company’s common stock. Excluding this charge, interest expense in 2006 of $1,296,000 compared to the interest expense in 2005 was lower as a result of the lower levels of debt within the company.

Gain/(Loss) on valuation of warrant liability. As a part of the private placements in October 2005 and June 2006, the Company issued warrants that were given registration rights. These warrants were valued and recorded as a liability. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model. Any subsequent changes in the Company’s stock price would cause the warrant liability to be re-valued at the end of each quarter, with the resulting decrease or increase in liability recorded as a gain or loss in the company’s consolidated statement of operations. This June 2006 warrant issuance and the subsequent changes in values of the warrant liabilities resulted in non-cash income during the fiscal year ended December 30, 2006 of $8,319,000, and non-cash expense in 2005 of $503,543. (See Non-cash Expense Table below.) Both of these warrant liabilities were reclassified to equity when their respective registrations were declared effective by the SEC.

Gain / Loss From Discontinued Operation. Discontinued operations consist of a gain of $17,000 on the sale of the SoftBoard business. (See Item 1, Description of Business - General) The SoftBoard business was sold in 2000. As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products. These royalties are listed in the income statement under “Gain on sale of discontinued operations.”

Income Taxes. There was no provision for income taxes in 2006, 2005 or 2004 due to tax losses incurred by the Company in those years. No tax benefit from loss carryback was recorded in these years as there was no income tax paid in the open loss carryback periods. Because of the significant losses recorded in prior periods, we have provided a full valuation allowance on our net deferred tax asset (see Note 15).

Non-cash Expense Items

The Company has entered into several acquisitions, financings, debt conversions and other transactions where goodwill and amortizable intangible assets were recorded, and/or common stock or warrants were issued as a part of the transactions. Many of the issuances resulted in non-cash charges to the Company’s statement of operations. Additionally, other transactions and events occurred in which significant non-cash expense or income arose due to the nature of those occurrences. The following table lists these items and the effect on the Company’s statements of operations for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005.

Index

	Year ended	Year ended	Year ended
Non-cash (income) or expense item description*	December 30, 2006	December 31, 2005	January 1, 2005

Stock-based derivative liability re-measurement	$-	$88,024	$16,150
Interest expense on warrant issuances and re-measurements	-	320,967	912,402
Re-valuation (gain)/ loss of warrant liability	(8,319,107)	503,543	-
Common stock issued for services	-	-	560,000
Stock-based compensation issued for services	718,990	243,920	-
Stock-based compensation issued to directors and employees	723,261	-	-
Interest expense on amortization of debt discount	-	13,564	158,869
Intangible write-off and amortization	533,185	220,750	110,556
Interest expense on late filing, paid with stock	824,899	69,000	-
Gain on disposal of assets and lease termination	-	(7,145)	(92,137)
Write down of impaired intangible asset	-	77,419,759	376,000
Unused reserve for legal fees to contest lawsuit	-	(120,000)	205,568
Loss on debt extinguishment	-	-	515,000

Total transactional non-cash (income) and expense	$(5,518,772)	$78,752,382	$2,762,408

*This table does not include depreciation expense.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit. At December 30, 2006, the Company had working capital of approximately $2,680,000 and its primary source of liquidity consisted of cash and its operating lines of credit.

Accounts receivable increased to $9,105,000 at December 30, 2006 from $8,536,000 at December 31, 2005. The increase is due to increased business at the end of 2006 over the activity occurring at the same time in 2005. Accounts receivable in CEI and ECI were $9,007,000 and 99,000, respectively, at December 30, 2006. These receivables are net of allowances for doubtful accounts of $195,000 and $229,000 at December 30 2006 and December 31, 2005, respectively. Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved.

Inventory decreased to $513,000 at December 30, 2006 from $721,000 at December 31, 2005. The decrease is due primarily to excess inventory on hand at December 31, 2005 that was subsequently used on a wind project early in 2006. The excess inventory levels associated with the wind business of CEI at December 31, 2005 were from materials required for a specific project in 2005. It was determined that rather than send the materials back to the vendor when the project was complete, they would be used on the next wind project. CEI does not maintain a regular stock of inventory for the wind business. The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers. Inventory in CEI should remain within a narrow range, changing only slightly as revenue fluctuates from period to period. ECI does not maintain any inventory.

The Company records costs in excess of billings which reflect those costs incurred on construction and services, which have not yet been billed to customers. These amounts were $2,350,000 and $2,039,000 at December 30, 2006 and December 31, 2005, respectively. The increase of $311,000 is due to normal fluctuations in business between years. The Company tries to minimize this amount and keep its billing as current as possible as costs are incurred. Under terms of certain contracts, the Company groups its costs on specific projects and bills customers on a periodic basis instead of as costs are incurred.

Property and equipment, net of depreciation increased to $659,000 at December 31, 2005 compared to $451,000 at December 31, 2005. This increase was due to $139,000 in leasehold improvements in its new headquarters location to which the company moved in April 2006. The company also purchased $164,000 in new computer hardware and software for new employees in ECI, to add to the Forefront software system, and to replace outdated servers. We do not anticipate spending any material amounts to acquire fixed assets for the foreseeable future.

Index

In the acquisition of CEI in July 2005, the Company recorded goodwill of $5,934,000 due to the excess of the purchase price paid over the book value of the net assets of CEI. As a result of the transaction we also recorded $873,000 in intangible value associated with the Christenson trade name. This intangible was written down by $114,000 at December 31, 2005 due to an impairment of the asset. This value has an indefinite life, and as such is not being amortized. The Company also recorded a $1,687,335 customer relationship intangible asset in this transaction. This amount was calculated during testing performed at the end of 2005, and as such was reclassified from goodwill previously recorded. This intangible asset has a ten-year life and is being amortized monthly on a straight-line basis, over that period. There were no write downs of the intangible assets or goodwill during 2006 due to impairments.

The Company recorded $106,545,000 in goodwill from the acquisition of ECI in 2005, which represents the value of the price paid for the stock of ECI over the net asset value of the assets and liabilities within ECI. At December 31, 2005, an impairment test was performed on the value of the goodwill resulting in an impairment charge of $77,191,000. This charge is recorded as an operating expense in the consolidated statement of operations. The Company does not amortize goodwill. There was no write down of goodwill during 2006.

The Company also recorded an intangible asset of $2,390,667 at the date of the ECI acquisition consisting of developed technology that is currently used within ECI. The intangible asset acquired has an estimated useful life of ten years, and as such is being amortized monthly, over that period.

Accounts payable to all parties decreased to $5,063,000 at December 30, 2006 from $7,142,000 at December 31, 2005. This decrease is the result of a reduction in the time for payment of accounts payables. At December 31, 2005 the payables were $3,403,000 in CEI, $914,000 in ECI and $513,000 in the Microfield corporate entity. Payables consist primarily of the costs of inventory, services, materials and supplies used in providing services to our customers in CEI and payments for energy automation transactions made by ECI’s participants. An increase in payables and accrued expenses provides cash for operations.

Accrued payroll, payroll taxes and benefits were $1,659,000 at December 30, 2006 compared to $1,763,000 at December 31, 2005. The amount at December 30, 2006 consists of one week of union and non-union payroll. Additionally, this liability included December’s health and welfare benefit, owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations. The remainder of this amount is comprised of payroll withholdings and payroll taxes owed by the company. This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds. As revenues increase, the amounts due for these types of expenses will increase as well. These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.

The Company has two borrowing facilities with two lenders. The amount outstanding under these bank lines of credit was approximately $3,830,000 at December 30, 2006. This is a decrease of $2,127,000 from the end of the prior fiscal year. The decrease is due primarily to payment of a large amount of the operating line made in July 2006 shortly after the Company completed its private placement. At the end of 2006 ECI had $118,000 outstanding under its line of credit. These lending facilities are the prime sources of funds for the Company. Amounts are drawn against the CEI line each day based on the amount of eligible revenues that are billed by the Company. As receivables are collected daily, those funds are used to pay down the lines. The borrowing limit of the two lines totals $10,120,000 and borrowing capacity is based on 85% of eligible accounts receivable. This debt facility was extended at the end of January 2007 to March 2007 at the request of its lender. The Company anticipates that the operating line will be renewed at that date for another year. The Company is in compliance with its covenants under this loan.

During the past two years, the Company has issued shares of both common and preferred shares in exchange for cash. On October 5, 2005, the Company completed a private placement in the amount of $3,434,000 in exchange for 4,905,717 shares of the Company’s common stock. The Company also issued an additional 327,886 common shares in payment of a $229,520 fee charged by an investment advisor in the transaction. As a part of the private placement, the Company was required to pay $1.1 million to JMW Group, LLC and Christenson Leasing, LLC, both related parties, to reduce debt within the Company’s subsidiaries. On June 29, 2006, the Company issued 7.5 million shares of its common stock and 5,625,000 warrants to purchase common stock in exchange for $15 million in a private placement.

Index

In 2006, we incurred an operating loss of $5,631,000. In 2005, we incurred a net loss of $77,953,000 due to the write down of $77.1 million of impaired goodwill. In 2004, the Company and its subsidiary suffered a significant loss from ongoing operations and experienced negative cash flows from continuing operating activities. While it is anticipated that we can produce income from continuing operations, our history of recurring losses and liquidity issues may recur, in which case the Company may have to raise additional funds to continue to operate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not have sufficient resources to satisfy cash requirements for the next twelve months. The Company believes it has good relations in the financial community and is optimistic about its ability to raise additional capital if needed to support operations.

The Company had no commitments for capital expenditures in material amounts at December 30, 2006.

The Company believes it has sufficient access to capital to meet its working capital requirements through the fiscal year 2007 in available cash, in cash generated from operations and from its available credit facilities. Additional financing may be required in order to meet growth opportunities in financing and/or investing activities. If additional capital is required and the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.
________

Inflation

In the opinion of management, inflation will not have an impact on the Company’s financial condition and results of its operations.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at December 30, 2006 by related party.

Related Party	Type of Obligation	Maturity Date	Amount of Obligation	Monthly Payment
Christenson Leasing LLC(a)	T. I. lease	December 2007	110,620	7,940
Christenson Leasing LLC(a)	Vehicle leases	various	51,385	various
Christenson Leasing LLC(a)	Equipment lease	December 2007	-	(d)60,000
Rod Boucher	Bond guarantee fees	Open obligation	-	(b)4,000
Mark Walter	Bond guarantee fees	Open obligation	-	(b)4,000
Destination Microfield, LLC	Vehicle lease	December 2007	-	(c)46,350
William C. McCormick	Indemnity fees	Open obligation	-	(e) 14,913
John B. Conroy	Note receivable	September 2005	66,250	-

(a)	Robert J. Jesenik, a significant shareholder of Microfield and a former director owns a significant interest in these entities.
(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.
(c)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on December 30, 2006.
(d)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.
(e)	These indemnity fees are payments made on standby letters of credit which are in place to guarantee payments to vendors on specific jobs.

Terms and conditions of each of the notes and agreements are listed below.

Note Payable to Destination Capital, LLC

On August 24, 2004 we entered into a Business Loan Agreement with Destination Capital, LLC (“Destination”) under which we could borrow up to $2,000,000 based on Destination’s discretion and funds availability. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal indirect owner of Destination. Under the terms of the agreement, we paid interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed was due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of our assets or stock, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of our stock or our subsidiary. Additionally, we will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by us while the loan is outstanding. Beginning August 1, 2004, we were obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

Index

Date	Loan Balance	Warrants to be Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000
February 1, 2005	$1,200,000	150,000
March 1, 2005	$1,200,000	150,000
April 1, 2005	$1,200,000	150,000
May 1, 2005	$1,200,000	150,000
June 1, 2005	$1,200,000	150,000
July 1, 2005	$1,158,334	144,792

Total warrants issued as of December 30, 2006		1,626,042

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

On August 1, 2005 the note owed to Destination was replaced by three notes, which were assigned to two related parties, Christenson Leasing Company LLC (CLC) and JMW Group, LLC (JMW). Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder of JMW. The three notes contained the following terms: $516,667 note payable to JMW with monthly payments of $41,667 plus interest at prime plus 10% beginning August 24, 2005 through August 24, 2006; $180,000 note payable to JMW with monthly payments of $5,000 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008; $420,000 note payable to CLC with monthly payments of $11,667 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008. In October 2005, the note to CLC and the smaller of the two notes to JMW were paid in full by Christenson Velagio, Inc. Also, as a result of the renegotiation of these notes, the warrant obligation, contained in the business loan agreement was eliminated. The remaining note payable was paid in full in July 2006.

Note Payable to Rod Boucher

On October 13, 2005, as a part of the acquisition of EnergyConnect, we assumed the liabilities of EnergyConnect. Included in the liabilities was a note payable to Rod Boucher. Mr. Boucher became our Chief Executive Officer as of the date of the acquisition. The note represents expenses within EnergyConnect prior to its acquisition. The note is in the amount of $317,207, with monthly payments of $11,309, including interest at prime plus 10%, due on the 13th of each month through September 13, 2008. On May 8, 2006, Mr. Boucher advanced an additional $100,000 to the Company. This amount was added to the principal amount of the note. This loan and the accrued interest were paid in full in August 2006.

Index

Note Payable to William McCormick

On January 28, 2005, the Company entered into a promissory note agreement with William McCormick in the amount of $250,000. Pursuant to the terms of the note, monthly payments of interest only at 15% per annum, were due on the 28th day of each month starting on February 28, 2005. The note was to be paid in full on July 28, 2005. This note and the accrued interest were repaid in full in July 2006.

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

Other indemnifier
We also had an unrelated party guarantee a $1 million standby letter of credit issued as security for a large construction job. This party was paid a fee of 15% of the letter of credit amount for providing this security. This agreement also required a secondary indemnity, should funds be drawn against this letter of credit, the substantial majority of which was provided by Aequitas Capital Management, a related party. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder and CEO of Aequitas. Aequitas charged an additional fee of 15% of the letter of credit amount. Aequitas was also indemnified by Christenson Electric should it have had to indemnify the primary guarantor. This letter of credit and the related fees ended in April 2006.

Tenant improvement lease

On December 30, 2002, Christenson Electric entered into a non-cancelable operating lease agreement with Christenson Leasing, LLC (CLC) covering $300,000 of leasehold improvements in our facility. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder of Christenson Leasing. The terms of the lease call for monthly payments of $7,500 including interest at 17.3% through December 2007. Christenson Electric was in default under the lease terms, which default was cured in March 2005, with the resumption of payments due under the lease under a modified payment plan arrangement.

On July 1, 2005, Christenson Electric entered into a promissory note with Aequitas Capital Management, a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder of Aequitas. Prior to 2006, no payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to Aequitas Capital, which was consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. As of September 30, 2006, this note was paid in full.

Equipment Lease Agreement

On December 31, 2002, Christenson Electric entered into a sale and leaseback agreement with Christenson Leasing, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. Mr. Robert Jesenik, a significant shareholder of Microfield and a former director is a significant shareholder in Christenson Leasing. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, Christenson’s predecessor, Christenson Technology, entered into a sublease agreement with Christenson Electric for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease the formerly separate subsidiary, Christenson Velagio, paid Christenson Electric $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, we modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of our Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.

Index

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

Master Vehicle Lease Agreements

We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick. In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease. In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007. The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate. The monthly payment in effect on December 30, 2006 is $46,350. This adjustment is made on an annual basis.

We, through our subsidiary CEI, are a party to an agreement with CLC under which CEI leases its vans and trucks. In accordance with the terms of the agreement, we pay to CLC a varying amount each month representing the lease and maintenance costs of those vehicles. The lease is a month to month agreement that is modified with each addition or removal of vehicles.

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

As of December 30, 2006 our total real property lease payments totaled $88,491, of which $675 was on a month-to-month basis. The remaining $86,816 is due on leases with maturity dates between July 2007 and October 2008.

Index

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 30, 2006, and is based on information appearing in the notes to consolidated financial statements included elsewhere in this filing.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating Leases	$3,307,938	$2,460,607	$817,679	$29,653	$-
Employment and Consulting Agreements	-	-	-	-	-

Total obligations	$3,307,938	$2,460,607	$817,679	$29,653	$-

We were obligated under a registration rights agreement dated October 5, 2005 to file a registration statement by January 5, 2005. In addition, we were obligated under the registration rights agreement to use our best reasonable efforts to have this registration statement declared effective by the SEC by February 5, 2006. We did not file the registration statement by January 5, 2005 and the registration statement was not declared effective by the SEC by February 5, 2006, therefore for every 30-day period it is not filed and declared effective we must pay an aggregate $73,270, which represents 2% of the investment amount, in penalties to the selling stockholders who purchased common stock and warrants in October 2005 or in our sole discretion, issue 72,188 shares of common stock to such selling stockholders, which represents the number of shares converted at market to 4% of the investment amount per month. During 2006, we accrued $825,000 in financial penalties to such selling stockholders which resulted in the issuance of 440,344 shares of common stock. We issued these additional shares during 2006 to satisfy this obligation.

Recent Accounting Pronouncements

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Index

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company does not own or trade any financial instruments about which disclosure of quantitative and qualitative market risks are required to be disclosed.

Index

Item 8. Financial Statements

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Microfield Group, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheet of Microfield Group, Inc. and its wholly-owned subsidiaries (the "Company") as of December 30, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the periods ended December 30, 2006, December 31, 2005 and January 1, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microfield Group, Inc. and its wholly-owned subsidiaries as of December 30, 2006 and December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

McLean, Virginia
February 15, 2007

Index

MICROFIELD GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 30, 2006 AND DECEMBER 31, 2005

	December 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$2,193,308	$729,016
Certificates of deposit	351,476	-
Accounts receivable, net of allowances of $194,798 and $228,767	9,105,485	8,536,851
Accounts receivable - related parties	-	20,904
Inventory, net of allowances (Note 3)	513,127	720,769
Costs in excess of billings (Note 5)	2,350,338	2,039,040
Other current assets	437,103	607,793
Total current assets	14,950,837	12,654,373

Property and equipment, net (Note 4)	659,295	450,988
Intangible assets, net (Note 6 & 7)	5,466,087	6,008,937
Goodwill (Note 6 & 7)	35,977,047	35,962,766
Other assets	94,081	164,283
Total Assets	$57,147,347	$55,241,347

Current liabilities:
Cash disbursed in excess of available funds	$-	$942,436
Accounts payable	5,063,271	7,141,573
Accrued payroll taxes and benefits	1,659,193	1,762,626
Bank line of credit (Note 13)	3,830,321	5,957,470
Current portion of notes payable (Note 13)	460,576	950,993
Current portion of notes payable - related parties (Notes 13 & 17)	-	727,766
Billings in excess of costs (Note 5)	899,071	802,640
Other current liabilities	358,051	78,878
Total current liabilities	12,270,483	18,364,382

Long-term liabilities:
Long term notes payable (Note 13)	1,260,859	1,605,477
Long term notes payable - related parties (Notes 13 & 17)	-	453,151
Warrant liability (Note 10)	-	6,790,462
Derivative liability - notes (Note 11)	-	123,928
Total long-term liabilities	1,260,859	8,973,018

Commitments and contingencies (Note 18)		-
Shareholders’ equity:
Convertible Series 2 preferred stock, no par value, 10,000,000 shares authorized, 0 and 5,875,241 shares issued and outstanding (Note 9)	-	2,367,699
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 2,040 and 3,485 shares issued and outstanding, respectively (Note 9)	856,670	1,463,658
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 526 and 4,392 shares issued and outstanding, respectively (Note 9)	174,423	1,643,423
Common stock, no par value, 225,000,000 shares authorized, 79,023,905 and 55,557,870 shares issued and outstanding, respectively	113,067,867	91,532,139
Common stock warrants (Note 12)	36,178,218	38,391,161
Accumulated deficit	(106,661,173)	(107,494,133)
Total shareholders’ equity	43,616,005	27,903,947
Total liabilities and shareholders’ equity	57,147,347	$55,241,347

The accompanying notes are an integral part of these consolidated financial statements

Index

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005 AND JANUARY 1, 2005

	December 30,	December 31,	January 1,
	2006	2005	2005

Sales	76,140,699	$57,935,035	$36,466,618

Cost of goods sold	66,859,917	47,702,498	30,334,987

Gross profit	9,280,782	10,232,537	6,131,631

Operating expenses
Sales, general and administrative	(14,911,672)	(8,759,333)	(9,748,188)
Write-off of impaired goodwill and intangible assets (Note 6)	-	(77,419,759)	(376,000)
Loss on lease termination (Notes 12)	-	-	(515,000)

Loss from operations	(5,630,890)	(75,946,555)	(4,507,557)

Other income (expense)
Interest income	355,969	-	1,126
Interest expense	(2,228,294)	(1,580,462)	(1,959,104)
Gain on debt extinguishment (Note 12)	-	111,847	-
Derivative expense (Note 11)	-	(88,024)	(16,150)
Gain (loss) on disposal of assets	-	7,145	87,795
Gain (loss) on valuation of warrant liability (Note 10)	8,319,107	(503,543)	-

Total other income (expense)	6,446,782	(2,053,039)	(1,886,333)

Income (loss) before provision for income taxes	815,892	(77,999,592)	(6,393,890)
Provision for income taxes (Note 15)	-	-	-

Income (loss) from continuing operations	815,892	(77,999,592)	(6,393,890)

Discontinued operations:
Gain on discontinued operations - Velagio and IST (Note 8)	-	-	149,380
Gain on sale of discontinued operations - SoftBoard (Note 8)	17,068	46,399	62,827

Net income (loss)	$832,960	$(77,953,193)	$(6,181,683)

Deemed preferred stock dividend (Note 9)	-	(411,060)	(1,170,641)

Net income (loss) attributable to common shareholders	$832,960	$(78,364,253)	$(7,352,324)

Basic and diluted net income (loss) per share from continuing operations (Note 16)	$0.01	$(2.88)	$(0.37)

Basic and diluted net income (loss) per share from discontinued Operations (Note 16)	$0.00	$0.00	$0.01

Basic and diluted net income (loss) loss per share (Note 16)	$0.01	$(2.88)	$(0.36)

Basic and diluted net income (loss) per share attributable to common shareholders	$0.01	$(2.89)	$(0.42)

Weighted average shares used in per share calculations:
Basic	68,347,814	27,048,127	17,340,152
Diluted	71,374,268	27,048,127	17,340,152

The accompanying notes are an integral part of these consolidated financial statements.

Index

Microfield Group, Inc.
Statement of Changes in Shareholders’ Equity (Deficit)
Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

	Convertible Series 2 Preferred Stock		Convertible Series 3 Preferred Stock		Convertible Series 4 Preferred Stock		Common Stock		Common Stock Warrants		Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Amount

Balance, January 3, 2004	6,940,484	$2,815,101	-	$-	-	$-	16,772,570	$18,502,354	2,066,000	$468,000	$(21,777,556)	$7,899

Convertible Series 3 preferred shares issued for retirement of related party debt			3,640.803	$546,121				983,017				1,529,138

Partial satisfaction of note receivable through reduction of account payable (see Note 17)								13,137				13,137

Convertible Series 4 preferred shares issued in private placement, net of issuance costs					4,605.265	$1,125,739		598,684				1,724,423

Conversion of preferred Series 2 shares to common shares	(119,048)	(50,000)					119,048	50,000				-

Warrant values recognized upon warrant issuance (Note 12)									1,693,750	798,988		798,988

Warrant reclassification recorded upon expansion of authorized common shares (Note 12)									1,885,689	989,124		989,124

Common stock issued for services							1,600,000	560,000				560,000

Amortization of beneficial conversion features accounted for as deemed preferred stock dividend (See Note 9)				727,546		443,095					(1,170,641)	-

Net loss											(6,181,683)	(6,181,683)
Balance January 1, 2005	6,821,436	$2,765,101	3,640.803	$1,273,667	4,605.265	$1,568,834	18,491,618	$20,707,192	5,645,439	$2,256,112	$(29,129,880)	(558,974)

Amortization of beneficial conversion features accounted for as deemed preferred stock dividend (See Note 9)				255,471		155,589					(411,060)	-

Warrant values recognized upon warrant issuance (Note 12)									894,792	320,967		320,967

Common shares issued in the acquisition of Christenson Electric (Note 6)							2,000,000	1,280,000				1,280,000

Common shares issued in private placement							5,233,603	3,434,000				3,434,000

Common shares issued in the acquisition of EnergyConnect (Note 6)							27,365,305	64,034,814	19,695,432	36,495,391		100,530,205

Stock options issued in the acquisition of EnergyConnect (Note 6)								6,769,711				6,769,711

Stock options issued to outside consultants								244,000				244,000

Common shares issued upon conversion of preferred shares	(946,195)	(397,402)	(155.905)	(65,480)	(213.158)	(81,000)	1,315,258	543,882				-

Common shares issued upon exercise and forfeiture of warrants (Note 12)							1,079,440	743,539	(1,815,507)	(681,309)		62,230

Common shares issued upon exercise of options							41,000	11,920				11,920

Common shares issued upon retirement of debt							31,646	50,000				50,000

Valuation of warrant liability issued in private placement (Note 12)								(6,286,919)	2,944,693			(6,286,919)

Net loss											(77,953,193)	(77,953,193)
Balance December 31, 2005	5,875,241	$2,367,699	3,484.898	$1,463,658	4,392.107	$1,643,423	55,557,870	$91,532,139	27,364,849	$38,391,161	$(107,494,133)	$27,903,947

Common shares issued in private placement less direct expenses							7,500,000	13,504,101				13,504,101

Stock options issued to outside consultants								718,990				718,990

Stock options issued to Employees and directors								723,261				723,261

Common shares issued for delayed registration filing							440,344	893,899				893,899

Valuation of warrant liability issued in private placement (Note 12)								(14,758,004)	5,625,000			(14,758,004)

Common shares issued upon conversion of preferred shares	(5,875,241)	(2,367,699)	(1,445.210)	(606,988)	(3,865.790)	(1,469,000)	11,186,241	4,443,687				-

Common shares issued upon exercise and forfeiture of warrants (Note 12)							3,996,962	2,385,557	(4,440,667)	(2,212,943)		172,614

Common shares issued upon exercise of options							265,188	100,875				100,875

Conversion of warranty liability upon registration of warrants								13,229,360				13,229,360

Common shares issued upon conversion of debt							77,300	294,002				294,002

Net income											832,960	832,960

Balance December 30, 2006	-	$-	2,039.688	$856,670	526.317	$174,423	79,023,905	$113,067,867	28,549,182	$36,178,218	$(106,661,173)	$43,616,005

Each share of Series 3 and Series 4 preferred stock is convertible into one thousand shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements

Index

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005 AND JANUARY 1, 2005

	December 30, 2006	December 31, 2005	January 1, 2005
Cash Flows From Operating Activities:
Net Income (loss)	$832,960	$(77,953,193)	$(6,181,683)
Add (deduct):
(Gain) loss on discontinued operations (Note 8)	-	-	(149,380)
(Gain) on sale of discontinued operations (Note 8)	(17,068)	(46,399)	(62,827)

Income (loss) from continuing operations	815,892	(77,999,592)	(6,393,890)
Depreciation on fixed assets (Note 4)	241,682	116,174	409,081
Amortization on intangible assets (Note 7)	533,184	220,702	110,552
Amortization of debt discount	-	7,563	158,869
Issuance of common stock resulting from delayed registration	893,899	-	-
Noncash interest expense recorded on warrant issuance	-	320,967	882,522
Gain on disposal of fixed assets	-	-	(85,795)
Warrants issued with lease termination	-	-	515,000
Warrants and stock options issued for services	1,442,251	244,000	560,000
Gain on debt extinguishment	-	(111,847)	-
Re-measurement of warrant liability	(8,319,107)	503,543	43,409
Re-measurement of derivative associated with Steelcase note	-	88,024	6,264
Write down of goodwill and intangible assets	-	77,419,759	376,000

Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(568,634)	(217,254)	(808,955)
Accounts receivable - related party		(16,166)	206,222
Inventory	207,643	(481,441)	190,201
Other current assets	170,690	282,604	(56,359)
Costs in excess of billings	(311,298)	(531,877)	694,570
Other long term assets	70,202	(63,729)	52,057
Cash disbursed in excess of available funds	(942,436)	916,311	(191,656)
Accounts payable	(2,082,918)	(856,623)	(443,882)
Accounts payable - related party	20,904	(99,932)	(101,618)
Billings in excess of cost	96,432	(99)	169,375
Accrued expenses	(72,108)	(185,333)	-
Other current liabilities	279,173	(200,555)	52,632

Net cash used by continuing operations	(7,524,549)	(644,801)	(3,655,401)

Net cash provided by discontinued operations	-	-	149,380
Net cash provided by sale of discontinued operations	17,068	46,399	62,827

Net cash used by operating activities	(7,507,481)	(598,402)	(3,443,194)

Cash flows from investing activities
Purchases of fixed assets	(449,989)	(47,238)	(117,713)
Purchase of certificates of deposit	(351,476)	-	-
Loan to non-related company	-	-	(200,000)
Net cash acquired in mergers with CEI and ECI	-	254,820	-

Net cash provided (used) by investing activities	(801,465)	207,582	(317,713)

Cash flows from financing activities:
Borrowings on line of credit	73,867,430	60,508,869	36,149,231
Repayments on line of credit	(75,994,579)	(60,305,851)	(36,087,355)
Borrowing on Union note payable	-	188,012	958,572
Repayments on Union note payable	(475,816)	(665,104)	-
Repayments on notes payable	(656,973)	(278,095)	(69,773)
Repayments on notes payable - related party	(789,020)	(1,689,137)	(600,000)
Borrowings on note payable - related party	44,607	-	1,800,000
Repayments on lease obligation	-	-	(233,732)
Proceeds from issuance of preferred stock	13,504,101	-	1,724,423
Proceeds from issuance of common stock	273,488	3,350,150	-

Net cash provided by financing activities	9,773,238	1,108,844	3,641,366

Net increase (decrease) in cash and cash equivalents	1,464,292	718,024	(119,541)

Cash and cash equivalents, beginning of period	729,016	10,992	130,533
Cash and cash equivalents, end of period	2,193,308	$729,016	$10,992
Supplemental information on interest and taxes
Interest paid during the year	$1,341,379	$1,173,007	$867,383
Income taxes paid during the year	$-	$-	$-
Supplemental schedule of non-cash financing and investing activities:
Beneficial conversion feature of Series 3 and Series 4 preferred stock	$-	$-	$1,581,701
Amortization of beneficial conversion feature	$-	$411,060	$1,170,641
Series 3 preferred stock issued for related party operating lease obligations	$-	$-	$130,000
Conversion of account payable-related party to preferred stock	$-	$-	$210,209
Issuance of preferred stock in exchange for conversion of related party debt (See Note 17)	$-	$-	$1,188,919
Valuation of warrants issued with related party debt	$-	$320,967	$172,734

Conversion of derivative liabilities to shareholders’ equity	$-	$-	$989,124
Conversion of preferred stock to common stock	$-	$543,882	$-
Reduction of note receivable secured by common stock	$-	$-	$13,137
Acquisition of CEI:
Assets purchased	$-	$4,610,103	$-
Goodwill	$-	$5,934,438	$-
Liabilities assumed	$-	$(8,916,022)	$-
Common stock issued	$-	$(1,280,000)	$-
Direct acquisition costs	$-	$(348,519)	$-
Cash paid for acquisition	$-	$-	$-

Acquisition of ECI:
Assets purchased	$-	$2,689,348	$-
Goodwill	$-	$106,544,871	$-
Liabilities assumed	$-	$(1,509,930)	$-
Common stock and stock options issued	$-	$(70,804,525)	$-
Common stock previously issued	$-	$(200,000)	$-
Warrants issued upon acquisitions	$-	$(36,495,391)	$-
Direct acquisition costs	$-	$(224,373)	$-
Cash paid for acquisition	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

MICROFIELD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2006, DECEMBER 31, 2005 AND JANUARY 1, 2005

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

The condensed consolidated financial statements include the accounts of Microfield and its wholly owned operating subsidiaries, Christenson Electric, Inc. and EnergyConnect, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company was incorporated in October 1986 as an Oregon corporation, succeeding operations that began in October 1984. The Company’s headquarters are located in Portland, Oregon.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 30, 2006. The Company’s last two fiscal years were the 52-week periods ended December 31, 2005 and January 1, 2005.

Principles of Consolidation

The Consolidated Statements of Operations presented above, contain revenue and expense data of Microfield Group, Inc. for the years ended December 30, 2006, December 31, 2005 and January 1, 2005. On July 20, 2005 and October 13, 2005, the Company acquired two wholly-owned subsidiaries, Christenson Electric, Inc. (CEI) and EnergyConnect, Inc. (ECI), respectively (see Note 6). The revenue and expense data of CEI and ECI are included in the Consolidated Statement of Operations from the respective acquisition dates, to the end of the period presented. All significant inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Index

Advertising Costs

Advertising and marketing costs of $99,000, $40,000 and $40,000 were expensed as incurred in each of the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. During the year ended December 30, 2006, revenues from two major customers approximated $11,700,000 or 17% of sales and $8,300,000 or 12% of sales. At December 30, 2006 there was one customer whose accounts receivable accounted for 11% of total outstanding trade accounts receivable. During the year ended December 31, 2005, revenues from one major customer approximated $5,680,000 or 10% of sales. At December 31, 2005 and January 1, 2005 there were no customers whose accounts receivable accounted for more than 10% of total outstanding trade accounts receivable. The Company performs limited credit evaluations of its customers, does not require collateral on accounts receivable balances, but does often retain lien rights to reduce its risk. The Company has not experienced material credit losses for the periods presented. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition and results of operations.

The Company currently relies on various sources for key components and services used in the installation and sales of its products and services. During the year ended December 30, 2006, purchases of parts or services from three major vendors approximated 20.5%, 18.6% and 11.6% of purchases, respectively. During the year ended December 31, 2005, purchases from two major vendors approximated 17.3% and 10.2% of purchases, respectively. None of the Company’s products or supplies used in the performance of its services is from a single source. The inability of any limited source suppliers to fulfill supply and production requirements, could materially impact future operating results.

The Company’s business is concentrated in the electrical services, technology services and energy transaction services industries. Its future success depends on the buying patterns of its customers and continued demand by customers for the Company’s products and services. The Company’s success will depend on its ability to maintain its history of first rate quality in designing customer solutions and performing its services, enhancing its existing products and services and to develop and introduce, on a timely basis, successful new products or services.

Revenue and Cost Recognition

Significant portions of the Company’s revenues are derived from construction and service projects. Revenues from fixed-price, cost-plus-fee, time and material and unit-price contracts are recognized using the percentage-of-completion method of accounting which recognizes income as work on a contract progresses. Recognition of revenues and profits generally are related to costs incurred in providing the services required under the contract. Earned revenue is the amount of cost incurred on the contract in the period plus the amount of gross profit earned during the same period. This method is used because management considers total cost to be the best available measure of completion of construction contracts in progress. Provisions for estimated losses on construction contracts in progress are made in their entirety in the period in which such losses are determined without reference to the percentage complete. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue and costs, and are recognized in the period in which the revisions are determined. Claims for additional revenue are not recognized until the period in which such claims are allowed. Direct contract costs include all direct labor, direct materials and some estimating costs and shop and equipment costs. General and administrative costs are charged to expense as incurred. As of December 30, 2006, accounts receivable includes retainage of $270,000 that is over one year old. Revenue from discontinued operations was recognized when persuasive evidence of an arrangement existed, the price was fixed, title had transferred, collection of resulting receivables was probable, no customer acceptance requirements existed and there were no remaining significant obligations.

Index

We also produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use software and other electrical and energy related products that interact with energy controls in their facilities. In conjunction with this agreement we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grid for settlement and approval. The transactions are recorded as revenue on the settlement date, which may fall 30-60 days after the transaction date from which the revenue is derived, because management feels that without an established history for this source of revenue, and the potential for disputes, that the settlement date on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use. An additional source of our revenue is derived from agreements with the power grid operators whereby a monthly reserve fee is paid for our agreement to standby, ready to provide relief in the form of curtailment of energy usage, in times of high energy demand. These payments are recorded as revenue on a cash basis, as payments are received. We will apply the accrual method of accounting for revenues when we are satisfied that we can estimate monthly revenue to be settled with the grid, with a higher degree of certainty.

Impairment of Long-lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. (See Note 7)

The Company measures the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.” To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, the Company has two reporting units. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired, an impairment charge is recorded in accordance with SFAS 142.

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

Computation of Net Income(Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. During the years ended December 31, 2005 and January 1, 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Pension Plan Contributions

The Company contributes to several Multi-Employer Pension Benefit Plans on behalf of its employees covered by a collective bargaining agreement. During the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company contributed $3,943,000, $2,704,000 and $1,895,000 to these plans, respectively, which was expensed as incurred.

Index

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements for twelve months ended December 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 30, 2006 was $1,442,000.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the twelve months ended December 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the twelve months ended December 31, 2005 and January 1, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”:

Index

		December 31, 2005	January 1, 2005

Net loss	As reported	$(77,953,193)	$(6,181,683)
Less: Total stock-based employee compensation expense determined under fair value based method for awards, not including amounts to non-employees already included in the calculation of net income, net of related tax effects		(591,024)	(244,354)
Net loss	Pro forma	$(78,544,217)	$(6,426,037)

Net loss attributable to common shareholders	Pro forma	(78,955,277)	(7,596,678)

Basic and diluted net loss per share	As reported	$(2.88)	$(0.36)
	Pro forma	$(2.90)	$(0.37)
Basic and diluted net loss per share attributable to common shareholders	Pro forma	$(2.92)	$(0.44)

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

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.

Recent Accounting Pronouncements

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Index

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

3. Inventories

Inventories are stated at the lower of first-in, first-out, cost or market value, and consist of the following:

	December 30,	December 31,
	2006	2005

Raw materials	$247,162	$530,298
Finished Goods	325,965	405,143

	573,127	935,441
Less allowance for obsolete inventory	(60,000)	(214, 672)

	$513,127	$720, 769

Index

4. Property and Equipment

Property and equipment consist of the following:	December 30,	December 31,
	2006	2005
Tools and equipment	$488,098	$483,861
Software	400,643	109,118
Furniture	16,377	-
Leasehold Improvements	333,555	196,460
Vehicles	117,329	117,329

	1,356,002	906,768

Less accumulated depreciation and amortization	(696,707)	(455,780)

	$659,295	$450,988

Depreciation expense included as a charge to income was $241,682, $116,174 and $409,081 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

5. Construction Contracts in Progress

Revenues and costs recognized on construction contracts in progress contrast the related billings as follows:

	December 30,	December 31,
	2006	2005

Direct costs to date	$66,859,917	$28,200,939
Gross profit to date	9,280,782	4,354,967

Earned contract revenue	76,140,699	32,559,906
Contract billings to date	(74,689,432)	(31,319,506)

Net under billings	$1,451,267	$1,236,400

Included in the accompanying consolidated balance sheets under the following captions are:

	December 30,	December 31,
	2006	2005

Costs and estimated earnings in excess of billings	$2,350,338	$2,039,040
Billings in excess of costs and estimated earnings	(899,071)	(802,640)

Net under billings	$1,451,267	$1,236,400

	December 30,	December 31,
	2006	2005

Direct costs to date	$66,859,917	$28,200,939
Gross profit to date	9,280,782	4,354,967

Earned contract revenue	76,140,699	32,559,906
Contract billings to date	(74,689,432)	(31,319,506)

Net under billings	$1,451,267	$1,236,400

Index

The following table represents the Company’s backlog activity for the current year ended December 30, 2006.

December 30,
2006

Backlog, beginning of year	$12,962,362
Contract additions	69,003,117
Billings	(72,664,321)

Backlog, end of year	$9,301,158

6. Acquisitions

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

The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company's common stock for several days before the acquisition of CEI. The components of the purchase price were as follows:

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

Cash and other current assets	$3,420,300
Equipment and other assets	317,032
Intangible assets - Trade name	872,771
Goodwill	5,934,438
Current liabilities	(7,046,401)
Notes payable	(1,869,621)

Total	$1,628,519

The intangible asset of $872,771 at the date of acquisition consisted of a trade name. The intangible asset acquired has an indefinite estimated useful life. Goodwill of $5,934,438 at the acquisition date represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The goodwill value was tested for impairment as of December 30, 2006 and December 31, 2005 using both the market value approach and the discounted cash flow approach. In both cases, the goodwill was determined to not be impaired.

Index

At December 31, 2005, the Company had an independent purchase allocation performed as of the acquisition date. It was determined that there existed an additional intangible other than that those that were recorded on the acquisition date. This additional intangible, a customer relationship intangible, amounted to $1,687,335. An entry was recorded at December 31, 2005 to reclassify this amount out of goodwill into intangible assets, and a charge was taken against earnings for amortization of this asset from the date of acquisition through the end of the year. This customer relationship intangible is being amortized over its estimated useful life of 10 years. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the intangible asset subject to amortization was reviewed for impairment at December 30, 2006, and the fair value of customer relationship intangible remains at $1,687,335.

The Company tested the trade name value for impairment as of the end both 2006 and 2005. The result for 2005 indicated that the recorded book value of trade name exceeded its fair value, as determined by discounted cash flows. Upon completion of the assessment, the Company recorded a non-cash impairment charge of $114,415 at December 31, 2005 to reduce the carrying value of the trade name to its estimated value of $758,356 (Note 7). Impairment test at December 30, 2006 indicated fair value of the trade name remains at $758,356.

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

Through EnergyConnect’s energy automation software systems, we have the capability to develop and provide solutions and infrastructure for the electric energy supply chain. ECI’s energy automation is a suite of products that deliver new energy-related revenues to energy consumers and major benefits to the electric grid. It’s anticipated that a portion of ECI’s services will drive additional growth in CEI.

The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company's common stock for several days before and after the acquisition of ECI. The fair value of employee stock options issued in conjunction with this acquisition has been included in the determination of the purchase price. The fair value of such options was determined using the Black-Scholes model. The components of the purchase price were as follows:

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

Cash and other current assets	$263,256
Equipment and other assets	35,426
Intangible asset - Developed technology	2,390,667
Goodwill	106,544,871
Current liabilities	(1,509,930)

Total	$107,724,290

Index

The intangible asset of $2,390,667 at the date of acquisition consisted of developed technology that is currently used within ECI. The intangible asset acquired has an estimated useful life of ten years, and as such will be amortized monthly, over that period. Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations. The Company tested the value of the goodwill at December 30, 2006 and concluded that there was no further impairment of the goodwill asset in ECI during the twelve months ended December 30, 2006.

The following unaudited proforma information presents a summary of the consolidated results of operations of the Company assuming the acquisitions of CEI and ECI occurred on the first day of 2004. The following information is unaudited.

	Year Ended	Year Ended
	December 31,	January 1,
	2005	2005
	(unaudited)	(unaudited)

Sales	$69,512,107	$47,319,895

Net loss	$(79,647,557)	$(7,116,315)

Basic and diluted net loss per share	$(1.59)	$(0.15)

* This amount includes a charge of $77,191,344 for the write-off of impaired goodwill at December 31, 2005.

7. Intangible Assets and Goodwill

We amortize intangible assets on a straight-line basis. As a result of acquisitions in previous years, the Company had intangibles totalling $1,536,076 at January 1, 2005. Impairment test were performed on these assets at December 30, 2006 and December 31, 2005, which indicated that there was no impairment of those intangibles as of December 30, 2006. Accordingly, the consolidated statement of operations for the twelve months ended December 31, 2006 includes only charges for amortization of intangibles.

Our acquisition of CEI resulted in the valuation of CEI’S Christenson name and customer relationships as intangible assets. The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name will be tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. It was determined that the value of the trade name on the balance sheet of the Company as of December 31, 2005 was partially impaired. An expense of $114,415 was charged against earnings for the year ended December 31, 2005 (see Note 6).

The CEI customer relationship was determined to have a ten-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through December 31, 2005, was taken as a charge against income in the consolidated statement of operations.

As a result of our acquisition of ECI we recorded an intangible asset of $2,390,667 at the date of acquisition representing developed technology that is currently used within ECI. The intangible asset acquired has an estimated useful life of ten years, and as such is being amortized monthly, over that period. Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.

Index

Intangible assets consist of the following:	December 30,	December 31,
	2006	2005
Christenson Velagio trade name	$872,771	872,771
Christenson Velagio customer lists	663,305	663,305
Christenson Electric trade name	758,356	758,356
Christenson Electric customer relationships	1,687,335	1,687,335
EnergyConnect developed technology	2,390,667	2,390,667

	6,372,434	6,372,434
Less accumulated amortization	(906,347)	(363,497)

	$5,466,087	$6,008,937

Amortization of intangible assets included as a charge to income was $241,682, $220,702 and $110,552 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
2007	$526,684
2008	523,518
2009	481,501
2010	407,801
2011 and beyond	1,895,456
Total	$3,834,960

The Company does not amortize goodwill. As a result of the acquisitions of CEI and ECI, the Company recorded goodwill in the amount of $112,479,309 during fiscal year 2005. The changes in the carrying amount of goodwill for the years ended December 30, 2006 and December 31, 2005 are recorded below.

	December 30,	December 31,
	2006	2005

Beginning goodwill balance	$35,962,766	$2,276,243

Goodwill recorded upon acquisition of CEI	-	5,934,438
Goodwill allocation due to prior period adjustments in CEI	14,281	85,893
Goodwill recorded upon acquisition of ECI	-	106,544,871
Goodwill write off due to impairment - ECI	-	(77,191,344)
Reduction of goodwill for reallocation of intangible asset - CEI	-	(1,687,335)

Ending goodwill balance	$35,977,047	$35,962,766

Considerable management judgment is necessary to estimate fair value. We enlisted the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill, both at the dates of acquisition and at specific dates annually. Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

8. Discontinued Operations

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

Index

A total of $17,068, $46,399 and $62,827 in contingent earn-out payments were received by the Company during the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. These amounts were recorded as gain on the sale of discontinued operations in the Consolidated Statements of Operations.

As a result of shareholder approval of the Greensteel agreement, discontinued operations accounting treatment has been applied to the SoftBoard operation. Accordingly, the net gain incurred from the Softboard operations is reported in gain from discontinued operations for all periods presented to reflect the reclassification of these operations as discontinued. Also, cash flows from the Softboard operations are reported as “net cash provided by discontinued operations” whether associated with operating, investing or financing activities.

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

9. Capital

Common Stock

We are authorized to issue up to 225,000,000 shares of common stock, no par value. At our shareholders' meeting in June 2006, the shareholders voted to increase the total common shares authorized from 125,000,000 shares to 225,000,000 shares. As of December 30, 2006, there were 79,023,905 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

On June 29, 2006, the Company entered into a private placement under which it issued 7,500,000 shares of its common stock in exchange for $15,000,000 of cash, before direct expenses.

During the fiscal year ended December 30, 2006 several shareholders converted shares of Series 2, Series 3, and Series 4 preferred stock into 11,186,241 shares of the Company’s common stock. The Company issued an aggregate of 3,996,962 shares of common stock in exchange for common stock warrants exercised (Note 12). The exercise prices of the common stock warrants range from $0.31 to $42 per share. The Company issued 265,188 shares of common stock in exchange for stock options exercised at $0.26 to $0.84 per share (Note 12). The Company also issued 77,300 shares of common stock in exchange for settlement of previously incurred debt (Note 11). The Company also issued 440,344 shares of common stock in payment of a penalty for delayed registration under the terms of the private placement in October 2005 (Note 10).

On October 13, 2005, the Company entered into a merger agreement under which it issued 27,365,305 shares of its common stock, 19,695,432 warrants to purchase shares of the Company’s common stock, and stock options to purchase 3,260,940 shares of the Company’s common stock, in exchange for all of the outstanding shares of EnergyConnect, Inc.

On October 5, 2005, the Company entered into a private placement under which it issued 5,233,603 shares of its common stock in exchange for $3,276,000 of cash and the conversion of $158,000 of debt (Note 10).

On July 20, 2005, the Company acquired Christenson Electric, Inc. (CEI) in exchange for 2,000,000 shares of the Company’s common stock and the assumption of certain liabilities within CEI (Note 6).

Index

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

Preferred Stock

We are authorized to issue up to 10,000,000 shares of Preferred Stock, no par value. The 10,000,000 shares of Preferred Stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a “series” of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. As of December 30, 2006, there were 2,040 shares of Series 3 convertible preferred stock issued and outstanding and 526 shares of Series 4 convertible preferred stock issued and outstanding.

The terms of our outstanding series of preferred stock are as follows.

Series 2 Preferred Stock

On September 26, 2003 the Company issued 3,607,151 shares of Series 2 preferred stock in conjunction with a private placement at $.42 per share. On November 17, 2003, the Company issued 3,333,334 shares of Series 2 preferred stock in exchange for the conversion of debt. During the year ended December 30, 2006, several of the Series 2 preferred stockholders converted a total of 5,875,241 shares of Series 2 preferred stock into 5,875,241 shares of common stock. During the year ended December 31, 2005, several of the Series 2 preferred stockholders converted a total of 946,195 shares of Series 2 preferred stock into 946,195 shares of common stock. During the year ended January 1, 2005, one of the Series 2 preferred stockholders converted a total of 119,050 shares of Series 2 preferred stock into 119,050 shares of common stock. As of December 30, 2006, all of the shares of Series 2 Preferred stock had been converted to common. The terms of the Series 2 preferred stock are as follows.

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

Conversion. Each holder of any share(s) of Series 2 preferred stock may, at the holder's option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after the date of issuance. Each such share of Series 2 preferred stock shall be converted into one share of fully-paid and non-assessable shares of common stock. Each share of Series 2 preferred stock shall automatically be converted into shares of common stock on a one-for-one basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 2 preferred stock shall automatically be converted into shares of common stock on a one-for-one basis immediately upon the third anniversary of the date of issuance of the Series 2 preferred stock.

Index

Voting Rights. Each holder of Series 2 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 2 preferred stock could then be converted.

Series 3 Preferred Stock

On April 3, 2004 the Company issued 3,640.803 shares of Series 3 preferred stock at $420 per share in exchange for conversion of $1,529,000 of outstanding debt. During the year ended December 30, 2006, several of the Series 3 preferred stockholders converted a total of 1,445.210 shares of Series 3 preferred stock into 1,445,210 shares of common stock. During the year ended December 31, 2005, several of the Series 3 preferred stockholders converted a total of 155.905 shares of Series 3 preferred stock into 155,905 shares of common stock. Each share of Series 3 preferred stock is convertible into 1,000 shares of the Company’s common stock. The terms of the Series 3 preferred stock are as follows.

Dividends. Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the issue price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits. If net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of our net profits in subsequent quarters before any dividends are paid upon shares of junior stock. Thus far, no dividends have been declared. As of December 30, 2006 there were dividends of approximately $138,304 in arrears.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of our company, either voluntary or involuntary, except in certain circumstances, the holders of each share of Series 3 preferred stock shall be entitled to be paid out of our assets available for distribution to our shareholders, before any declaration and payment or setting apart for payment of any amount shall be made in respect of junior stock, an amount equal to the issue price and all accrued but unpaid dividends.

Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be convertible into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of a sale of our common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to us of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Series 3 preferred shares were originally issued in April 2004. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature was amortized over the conversion period of one year. At December 30, 2006, there was no remaining unamortized beneficial conversion feature associated with the Series 3 preferred stock.

Voting Rights. Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.

Series 4 Preferred Stock

In April and May 2004, the Company issued 4,605.265 shares of Series 4 preferred stock at $380 per share in exchange for $1,750,000 in a private placement (Note 10) from investors, some of which include certain related parties. During the year ended December 30, 2006, several of the Series 4 preferred stockholders converted a total of 3,865.790 shares of Series 4 preferred stock into 3,865,790 shares of common stock. During the year ended December 31, 2005, several of the Series 4 preferred stockholders converted a total of 213.158 shares of Series 4 preferred stock into 213,158 shares of common stock. Each share of Series 4 preferred stock is convertible into 1,000 shares of the Company’s common stock. The terms of the Series 4 preferred stock are as follows.

Index

Dividends. Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the issue price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits. If net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of our net profits in subsequent quarters before any dividends are paid upon shares of junior stock. Thus far, no dividends have been declared. As of December 30, 2006 there were dividends of approximately $39,208 in arrears.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of our company, either voluntary or involuntary, except in certain circumstances, the holders of each share of Series 4 preferred stock shall be entitled to be paid out of our assets available for distribution to our shareholders, before any declaration and payment or setting apart for payment of any amount shall be made in respect of junior stock, an amount equal to the issue price and all accrued but unpaid dividends.

Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be convertible into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of a sale of our common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to us of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Series 4 preferred shares were originally issued in April 2004. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date. This beneficial conversion feature was amortized over the conversion period of one year. At December 30, 2006, there was no remaining unamortized beneficial conversion feature associated with the Series 4 preferred stock.

Voting Rights. Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

10. Private Placements

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

At September 30, 2006, the warrant liability has been recalculated using the closing price of the Company’s common stock as of September 29, 2006 of $1.73. This revaluation from June 30, 2006 resulted in a reduction of approximately $7,812,000 in the warrant liability and has also has been recorded as a gain on revaluation of warrant liability in the consolidated statement of operations in the twelve months ended December 30, 2006. The registration statement was declared effective by the SEC on September 29, 2006.

Index

October 5, 2005 private placement

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,434,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share.

Since these warrants are subject to certain registration rights, the Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life and expected dividend yield were left unchanged, but the Company applied a risk free rate of 4.21%, a volatility of 128% and a deemed fair value of common stock of $2.50, which was the closing price of the Company’s common stock on December 31, 2005. The difference between the fair value of the warrants on October 5, 2005 and December 31, 2005 of $503,543 was recorded as a loss on revaluation of warrant liability in the consolidated statement of operations for the year ended December 31, 2005. At April 1, July 1, and August 9, 2006, the warrant liability was recalculated using the closing price of the company’s common stock as of those dates. This revaluation from the end of 2005 resulted in a reduction of approximately $507,000 in the warrant liability and has also has been recorded as a gain on revaluation of warrant liability in the consolidated statement of operations in the twelve months ended December 30, 2006.

The registration rights provided for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 90 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on February 13, 2006. This filing was declared effective on June 8, 2006. On August 2, 2006, a post-effective amendment was filed which suspended the effectiveness of this registration. That amendment was declared effective on August 9, 2006.

The registration rights agreement had a liquidated damages provision that called for additional shares to be issued to the investors in the event that the registration statement was not filed and declared effective within a certain period of time. The initial registration document was filed 40 days after the first imposed deadline, and was not declared effective by the SEC until 116 days later. In accordance with this liquidated damages provision the Company issued an additional 440,344 shares of common stock to these investors.

In April 2004, 4,605.265 shares of Series 4 preferred stock were issued at $380 per share in conjunction with a $1,750,000 private placement. Each of these shares of preferred stock is convertible into 1,000 shares of the Company’s common stock (Note 9).

11. Repurchase of Common Stock

On February 28, 2003, the Company entered into a Stock Purchase and Pledge Agreement (the “Agreement”) with Steelcase, Inc. (“Steelcase”) to repurchase 951,445 of the Company’s common shares held by Steelcase. Pursuant to the terms of the Agreement, the Company repurchased these shares for a base amount of approximately $209,318, or $0.22 per share, subject to adjustment. The Company issued a three-year Promissory Note (the “Note”) for payment of this amount. Payments of principal under the Note were to be made in three equal annual installments of approximately $69,773, on the first, second and third anniversaries of the date of the Note. The Note carried an interest rate of 12%, payable quarterly, starting on June 1, 2003 until the principal amount of the Note was paid in full.

The Note called for a purchase price adjustment if the Note and accrued interest were not paid according to the terms of the Note. Under this purchase price adjustment, over the life of the Note, the purchase price was adjusted to approximately $333,006, or $0.35 per common share. This feature is considered to be an embedded derivative option under the provisions of Financial Accounting Standards No. 133. Under these provisions a derivative liability was established at inception in the amount of $14,310 using the Black-Scholes valuation model. Changes based on fluctuations in the Company’s stock price were reflected in the other expense section of the Statement of Operations in each period that an adjustment was made. From the date of inception of this note to the end of the fiscal year, December 31, 2005 this liability increased by $109,618. The value of this liability as of December 31, 2005 was $123,928, and was reflected as a long term liability on the Consolidated Balance Sheet.

Index

As of December 31, 2005, the Company had not made its required September 2004 and December 2004 quarterly interest payments of approximately $4,200 each quarter. On May 15, 2006, the Company settled the amount owed by releasing 77,300 shares of common stock to Steelcase in exchange for cancellation of the Note amount then owed, including accrued interest. The remaining shares held as security by Steelcase were returned to the Company, and were retired as treasury stock.

12. Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan"). At December 30, 2006 and December 31, 2005, 9,057,577 and 7,717,765 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant. The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan. The options become exercisable over periods ranging between one and four years.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.26 - $0.84	8,596,188	3.1	$0.46	6,516,605	$0.42
$ 1.76 - $2.70	461,389	4.5	$2.14	113,680	$2.31
	9,057,577	3.6	$0.54	6,630,285	$0.45

A summary of the status of the Company’s Stock Incentive Plan as of December 30, 2006 and December 31, 2005 and for the years then ended is presented below:

	December 30, 2006		December 31, 2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at beginning of year	7,717,765	$.44	2,164,049	$.46
Granted at market price	1,385,000	1.13	2,370,000.58
Granted at other than market price	240,000.38		3,410,940.32
Exercised	(265,188)	.38	(41,000)	.29
Cancelled	(20,000)	1.25	(186,224)	.39

Outstanding at end of year	9,057,577	$.54	7,717,765	$.44

Options exercisable at year end	6,630,285	$.45	2,450,158	$.49

The Company granted 1,385,000 and 5,780,940 options to purchase shares of the Company’s common stock to employees and directors of the Company, during the years ended December 30, 2006 and December 31, 2005, respectively. These options are forfeited if not exercised within periods of five to ten years, and vest over periods ranging from immediately to forty-eight months starting with the month of grant.

Index

On October 13, 2005, in conjunction with the acquisition of EnergyConnect, the Company granted 3,260,940 options at $0.32 per share to prior holders of options in the EnergyConnect, Inc. Incentive Stock Option Plan. These options were granted with exercise dates of February 5, 2007 and February 5, 2008. If these options are not exercised on either of those dates, they will expire.

The Company also entered into an agreement with an investor relations company, under which it granted 30,000 options per month, on the first day of each month, for each month the agreement is in effect. The agreement is for investor relations services, and will continue on a month-to-month basis until terminated by either party. These option grants are valued at the date of each of the awards, with that value charged as an investor relations expense in the consolidated statement of operations in the month of the grant. This agreement ended in August 2006. Over the term of the agreement, a total of 240,000 and 150,000 options were issued to this entity during the years ended December 30, 2006 and December 31, 2005, respectively.

The weighted average per share value of options granted during the years ended December 30, 2006 and December 31, 2005 were $1.02 and $0.43 respectively.

The Company has computed for pro forma disclosure purposes the value of all options granted during fiscal year 2005 and 2004 using the Black-Scholes pricing model as prescribed by SFAS No. 123. The following ranges of assumptions were used to calculate the values of options granted during 2005 and 2004:

	December 31,	January 1,
	2005	2005
Risk-free interest rate	3.50% - 4.45%	3.10% - 3.97%
Expected dividend yield	-	-
Expected lives	5-10 years	5-10 years
Expected volatility	121% - 134%	151% - 155%

Compensation expenses charged to operations for stock options issued to consultants amounted to $105,000, $244,000 and $0 for the year ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Common Stock Warrants

In connection with debt financing entered into during fiscal year 2000, we issued two stock warrants each to purchase individually 1,033,000 common shares at a price of $0.50 per share and $0.38722 per share, respectively. Pursuant to the terms of the warrant agreements, these exercises prices were lowered to $0.408 and $0.361, respectively. This reduction in exercise prices was triggered by the issuance of certain equity instruments at a lower price than the exercise price of these warrants. The warrants had an initial term of 5 years and were to expire on June 30, 2005. On September 15, 2003, we extended the life of a portion of these warrants until June 30, 2007 as partial consideration to satisfy a $150,000 promissory note between Christenson Technology Services, Inc. and Aequitas Capital Management. As of December 30, 2006, the holders of these warrants had exercised 2,066,000 of these warrants in exchange for 1,341153 shares of our common stock.

In connection with an April 2003 common stock private placement, we issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of December 30, 2006, the warrant holders have exercised 101,308 warrants in exchange for 101,308 shares of our common stock and 10,000 warrants remain outstanding.

Index

In September 2003, in connection with a preferred stock private placement, we issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902 (Note 10). At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of December 30, 2006, the warrant holders have exercised 183,333 warrants in exchange for 183,333 shares of our common stock and 150,001 warrants remain outstanding.

In connection with the January 22, 2004 debt issuance by Destination Capital, LLC (see Notes 13 and 17), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding. The Company repaid this debt in April 2004, and accordingly is obligated to issue 1,403,547 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement. Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,373. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of December 30, 2006, the warrant holders have exercised 1,403,546 warrants in exchange for 1,226,374 shares of our common stock and no warrants remain outstanding.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Notes 13 and 17), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. As of December 30, 2006, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock.

Index

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC, under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations in the third quarter of 2004. As of December 30, 2006, the holders of these warrants exercised 1,000,000 warrants in exchange for 889,648 shares of the Company’s common stock.

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

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000 (Note 10), the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share. As of December 30, 2006, the warrant holders have exercised 54,235 warrants, for 42,274 shares of common stock.

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17. Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI (Note 6). As of December 30, 2006, the warrant holders have not exercised any of these warrants.

In June 2006, in connection with a common stock private placement, we issued 5,625,000 warrants to purchase common stock (See Note 10). Each warrant is exercisable into one share of common stock at $3.00 per share and will expire in 2011. As of December 30, 2006, the warrant holders have not exercised any of these warrants.

During the twelve months ended December 30, 2006 warrant holders exercised 4,440,667 warrants in exchange for 3,996,962 shares of the Company’s common stock. A portion of these were exercised on a cashless basis, and as a result of these exercises 443,705 warrants to purchase shares of the Company’s common stock were forfeited.

13. Debt

Operating Line of Credit

As of December 30, 2006, the Company has a $10,000,000 credit facility. This credit facility expires in March 2007. In prior years, this facility has been renewed annually. While the Company expects this loan to be renewed for an additional twelve months, there can be no assurance that this facility will be renewed. Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 6% and are collateralized by accounts receivable. The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors. Subject to these limitations, and allowing for certain customer receivables normally in the borrowing base, the Company had available borrowing capacity at December 30, 2006 of $1,244,000. As of December 30, 2006 and December 31, 2005, borrowings of $3,713,000 and $5,840,000, respectively, were outstanding under the facility. The Company was in compliance with the terms of the borrowing facility at year end.

Index

The Company has a second loan facility which is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly. As of December 30, 2006 and December 31, 2005, there was $117,454 outstanding under this line. The Company was in compliance with the terms of this line of credit at December 30, 2006.

Long Term Debt

The Company had several notes payable outstanding at December 30, 2006. The total amount of the notes and their terms are summarized below.

	December 30,	December 31,
	2006	2005

Steelcase, Inc. promissory note, quarterly interest only payments at 12% per annum beginning June 1, 2003. Annual principal payments of $69,776 (See Note 11). This note was repaid in May 2006.	$-	$138,749

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $952,907 payable monthly in payment amounts ranging from $25,000 per month to $75,000 per month including interest at 7% per annum, due and payable in full by September 1, 2006.	-	412,923

Destination Capital, LLC business loan agreement, net of debt discount of $16,054, nine monthly payments of interest only, starting September 24, 2004, with fifteen monthly payments of principal and interest of $41,667. Interest accrued at prime plus 10%. This note was fully paid by August, 2006. (See Note 17)	-	303,225

Techni-Cal Enterprises, Inc. promissory note effective July 8, 2005 in the amount of $220,000 with a $40,000 principal payment due at signing, monthly principal payments of $5,000 due beginning August 1, 2005 through July 1, 2006, and monthly principal payments of $10,000 beginning August 1, 2006 through July 1, 2007. This is a non-interest bearing Note.	70,000	155,000

Oregon-SW Washington Electrical Trust Funds (comprised of several union benefits funds and pension trusts) promissory note in the amount of $188,012.11 payable monthly at $32,441.18 per month, including interest at 12% per annum, due and payable in full by February 25, 2006. This note was repaid as planned.	-	62,893

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
	43,910	76,693

William C. McCormick promissory note effective January 28, 2005 in the amount of $250,000. Interest payments of 15% per annum are due on the 28th day of each month with the entire balance of the note to be paid in full on July 28, 2005. This note was repaid in July 2006.	-	250,000

Rodney M. Boucher promissory note effective October 13, 2005 and May 8, 2006, due on demand, annualized interest accruing at 17.75% due on the 13th of each month through September 13, 2008. This note was paid in full as of August 2006.	-	317,207

Christenson Leasing Company, LLC First Addendum to Tenant Improvements Capital Lease agreement effective March 1, 2005. principal and interest payments of $7,940 are due on the first day of each month beginning March 2005 and lasting through December 2007. The interest rate is 12% per annum.	89,369	168,345

Aequitas Capital Management, Inc. promissory note effective July 5, 2005 in the amount of $90,847. Principal and interest payments of $5,047.05 are due on the first day of each month beginning in August 2005 and ending April 2006. An additional principal payment of $50,000 is due on October 1, 2005. The interest rate on this Note is 7% per annum. Payments on this note were renegotiated in January 2006 to be made in the amount of $15,000 per month ending in July 2006. This note was repaid in full in 2006.
	-	65,447

US Bank Term Loan Note effective July 21, 2005 in the amount of $1,900,000. Monthly interest payments of the prime rate plus 1.5% are due on the first day of each month beginning in August 2005 through July 2008. Principal payments of $22,619 are due on the first day of each month beginning on August 2005 through July 2008. A balloon payment for the remaining amount is then due in August 2008.	1,518,156	1,786,905

Total debt	1,721,435	3,737,387
Less current portion	(460,576)	(1,678,759)

Long term debt	$1,260,859	$2,058,628

Index

Aggregate maturities of long-term debt as of December 30, 2006 are as follows:

Fiscal Year	Amount
2007	$460,576
2008	1,258,761
2009	2,098
2010	-
2011 and after	-
$1,721,435

14. Segment Information

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

Summarized financial information by line of business for the twelve months ended December 30, 2006, December 31, 2005, and January 1, 2005, as taken from the internal management system previously discussed, is listed below. Information for the twelve months ended January 1, 2005 does not include any data from ECI or the former Christenson Electric, as those acquisitions were not completed by those dates.

Index

	December 30,	December 31,	January 1,
	2006	2005	2005
Revenue
Construction services	$72,933,646	$56,762,252	$36,466,618
Energy transactional and redistribution services	3,207,053	1,172,783	—

Total revenue	$76,140,699	$57,935,035	$36,466,618

	December 30,	December 31,	January 1,
	2006	2005	2005
Gross Profit
Construction services	$9,110,597	$9,725,339	$6,131,631
Energy transactional and redistribution services	170,185	507,198	—

Total gross profit	9,280,782	$10,232,537	$6,131,631

	December 30,	December 31,	January 1,
	2006	2005	2005
Operating Income (Loss)
Construction services	$274,862	$1,840,568	$(3,484,349)
Energy transactional and redistribution services	(2,698,860)	(77,336,850)	—
Corporate	(3,206,892)	(450,273)	(1,023,208)

Total operating income (loss)	$(5,630,890)	$(75,946,555)	$(4,507,557)

	As Of
	December 30, 2006	December 31, 2005
Assets
Construction services	$24,966,396	$22,506,345
Energy transactional and redistribution services	31,691,420	32,578,355
Corporate	489,531	156,647

Total assets	$57,147,347	$55,241,347

	As Of
	December 30, 2006	December 31, 2005
Capital Expenditures
Construction services	$392,128	$47,238
Energy transactional and redistribution services	64,151	—
Corporate	—	—

Total capital expenditures	$456,279	$47,238

The net operating income (loss) data listed above includes the effects of S, G & A expense, depreciation, amortization, charges for goodwill impairment and the write-off of intangible assets. The following tables disclose those amounts for each segment.

	December 30,	December 31,	January 1,
	2006	2005	2005
Operating Expenses
Construction services	$8,835,735	$7,884,771	$9,615,980
Energy transactional and redistribution services	2,869,045	77,844,048	—
Corporate	3,206,892	450,273	1,023,208

Total operating expense	$14,911,672	$86,179,092	$10,639,188

Index

	December 30,	December 31,	January 1,
	2006	2005	2005
Depreciation, Amortization and Write-off of Intangibles
Construction services	$523,807	$524,727	$893,977
Energy transactional and redistribution services	251,060	77,231,908	—
Corporate	—	—	1,656

Total depreciation, amortization, and write off of Intangibles	774,867	$77,756,635	$895,633

There were immaterial amounts of inter-company sales in the twelve months ended December 30, 2006, December 31, 2005, and January 1, 2005. All of the Company’s assets as of December 30, 2006, December 31, 2005, and January 1, 2005, were attributable to U.S. operations.

15. Income Taxes

The provision for income taxes for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

As of December 30, 2006 and December 31, 2005 Microfield had deferred tax assets primarily consisting of its net operating loss carryforwards. However, because of cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero. The tax benefit recorded at the statutory rate in Microfield’s pre-tax loss in fiscal years 2006 and 2005 would have been approximately $3,116,927 and $314,738, respectively. However, because of recognition of a full valuation allowance the effective tax rate for the Company was zero in 2006 and 2005.

Deferred tax assets are comprised of the following components:

	December 30, 2006	December 31, 2005
Current:
Allowance for doubtful accounts	$74,997	$88,075
Employee benefits	-	50,418
Start-up costs	-	31,486
Inventory allowance	23,100	82,649
Audit costs	65,783	-
Other allowances	29,992	58,394
	193,872	311,022
Non-current:
Net operating loss carryforwards	13,637,517	10,520,590
Start-up costs	-	-
Research and development credits	101,445	101,445
	13,738,962	10,622,035

Total deferred tax asset	13,932,834	10,933,057

Deferred tax asset valuation allowance	(13,932,834)	(10,933,057)

Net deferred tax assets	$-	$-

At December 30, 2006, the Company had available net operating loss carryforwards of approximately $35,422,000 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2007 to 2026 subject to limitations of Section 382 of the Internal Revenue Code, as amended. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995 and the Company’s acquisitions since then. In addition, the Company has research and development credits aggregating $101,445 for income tax purposes at December 30, 2006. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2007 to 2013.

Index

16. Net Income (Loss) Per Share

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, convertible preferred stock and warrants to purchase common stock.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as preferred stock, stock options and warrants as outstanding. For all periods presented, the computation of net loss per share excludes the effect of stock options and warrants as they were antidilutive. There were 9,057,577 options and 28,549,182 warrants outstanding at December 30, 2006, and 7,717,765 options and 27,364,849 warrants outstanding at December 31, 2005.

The following table presents the computation of basic and diluted losses per share:

	Year ended	Year ended	Year ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net income (loss) attributable to common shareholders	$832,960	$(78,364,253)	$(7,352,324)
Basic and diluted loss per share	0.01	$(2.88)	$(0.36)
Continuing operations	0.01	$(2.88)	$(0.37)
Discontinued operations	0.00	$0.00	$0.01
Basic weighted average common shares outstanding	68,347,814	27,048,127	17,340,152
Diluted weighted average common shares outstanding	71,374,268	27,048,127	17,340,152

17. Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at December 30, 2006 by related party.

Related Party	Type of Obligation	Maturity Date	Amount of Obligation	Monthly Payment
Christenson Leasing LLC(a)	T. I. lease	December 2007	110,620	7,940
Christenson Leasing LLC(a)	Vehicle leases	various	51,385	various
Christenson Leasing LLC(a)	Equipment lease	December 2007	-	(d)60,000
Rod Boucher	Bond guarantee fees	Open obligation	-	(b)4,000
Mark Walter	Bond guarantee fees	Open obligation	-	(b)4,000
Destination Microfield, LLC	Vehicle lease	December 2007	-	(c)46,350
William C. McCormick	Indemnity fees	Open obligation	-	(e) 14,913
John B. Conroy	Note receivable	September 2005	66,250	-

(a)	Robert J. Jesenik, a significant shareholder of Microfield and a former director owns a significant interest in these entities.
(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.
(c)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on September 30, 2006.
(d)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.
(e)	These indemnity fees are payments made on standby letters of credit which are in place to guarantee payments to vendors on specific jobs.

Terms and conditions of each of the notes and agreements are listed below.

Note Payable to Destination Capital, LLC

On August 24, 2004 we entered into a Business Loan Agreement with Destination under which we could borrow up to $2,000,000 based on Destination’s discretion and funds availability. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal indirect shareholder of Destination. Under the terms of the agreement, we paid interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of our assets or stock, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of our stock or our subsidiary. Additionally, we will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by us while the loan is outstanding. Beginning August 1, 2004, we were obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

Index

Date	Loan Balance	Warrants to be Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000
February 1, 2005	$1,200,000	150,000
March 1, 2005	$1,200,000	150,000
April 1, 2005	$1,200,000	150,000
May 1, 2005	$1,200,000	150,000
June 1, 2005	$1,200,000	150,000
July 1, 2005	$1,158,334	144,792

Total warrants issued as of December 30, 2006		1,626,042

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

On August 1, 2005 the note owed to Destination was replaced by three notes, which were assigned to two related parties, Christenson Leasing Company LLC (CLC) and JMW Group, LLC (JMW). Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder of JMW. The three notes contained the following terms: $516,667 note payable to JMW with monthly payments of $41,667 plus interest at prime plus 10% beginning August 24, 2005 through August 24, 2006; $180,000 note payable to JMW with monthly payments of $5,000 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008; $420,000 note payable to CLC with monthly payments of $11,667 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008. In October 2005, the note to CLC and the smaller of the two notes to JMW were paid in full by Christenson Velagio, Inc. Also, as a result of the renegotiation of these notes, the warrant obligation, contained in the business loan agreement was eliminated. The remaining note payable was paid in full in July 2006.

Note Payable to Rod Boucher

On October 13, 2005, as a part of the acquisition of EnergyConnect, we assumed the liabilities of EnergyConnect. Included in the liabilities was a note payable to Rod Boucher. Mr. Boucher became our Chief Executive Officer as of the date of the acquisition. The note represents expenses within EnergyConnect prior to its acquisition. The note is in the amount of $317,207, with monthly payments of $11,309, including interest at prime plus 10%, due on the 13th of each month through September 13, 2008. On May 8, 2006, Mr. Boucher advanced an additional $100,000 to the Company. This amount was added to the principal amount of the note. This loan and the accrued interest were paid in full in August 2006.

Index

Note Payable to William McCormick

On January 28, 2005, the Company entered into a promissory note agreement with William McCormick in the amount of $250,000. Pursuant to the terms of the note, monthly payments of interest only at 15% per annum, were due on the 28th day of each month starting on February 28, 2005. The note was to be paid in full on July 28, 2005. This note and the accrued interest were repaid in full in July 2006.

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

Other indemnifier
We also had an unrelated party guarantee a $1 million standby letter of credit issued as security for a large construction job. This party was paid a fee of 15% of the letter of credit amount for providing this security. This agreement also required a secondary indemnity, should funds be drawn against this letter of credit, the substantial majority of which was provided by Aequitas Capital Management, a related party. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder and CEO of Aequitas. Aequitas charged an additional fee of 15% of the letter of credit amount. Aequitas was also indemnified by Christenson Electric should it have had to indemnify the primary guarantor. This letter of credit and the related fees ended in April 2006.

Tenant improvement lease

On December 30, 2002, Christenson Electric entered into a non-cancelable operating lease agreement with Christenson Leasing, LLC (CLC) covering $300,000 of leasehold improvements in our facility. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder of Christenson Leasing. The terms of the lease call for monthly payments of $7,500 including interest at 17.3% through December 2007. Christenson Electric was in default under the lease terms, which default was cured in March 2005, with the resumption of payments due under the lease under a modified payment plan arrangement.

On July 1, 2005, Christenson Electric entered into a promissory note with Aequitas Capital Management, a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder of Aequitas. Prior to 2006, no payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to Aequitas Capital, which was consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. As of September 30, 2006, this note was paid in full.

Equipment Lease Agreement

On December 31, 2002, Christenson Electric entered into a sale and leaseback agreement with Christenson Leasing, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. Mr. Robert Jesenik, a significant shareholder of Microfield and a former director is a significant shareholder in Christenson Leasing. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, Christenson’s predecessor, Christenson Technology, entered into a sublease agreement with Christenson Electric for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease the formerly separate subsidiary, Christenson Velagio, paid Christenson Electric $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, we modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of our Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.

Index

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

Master Vehicle Lease Agreements

We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC. Destination Microfield, LLC is partially owned by William C. McCormick. In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006. This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease. In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007. The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate. The monthly payment in effect on December 30, 2006 is $46,350. This adjustment is made on an annual basis.

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

We are lessees to a facility which we subleased to a third party through February 2006. Under this lease, we pay $32,352 per month to our lessor, and received $25,000 per month from our subleasee. This sublease agreement terminated in February 2006. Our obligation under the master lease for this facility ends in September 2008. On April 17, 2006, the Company moved to this facility, and is searching for a tenant for the Thurman office location. As a newly combined entity, Christenson has operating activities in Portland and Eugene, Oregon.

As of December 30, 2006 our total real property lease payments totaled $88,491, of which $675 was on a month-to-month basis. The remaining $87,816 is due on leases with maturity dates between July 2007 and October 2008.

Note receivable

In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share. Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At December 30, 2006, accrued interest receivable under this note totaled $27,644. We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

Index

18. Commitments and Contingencies

Manufacturing and Purchase Commitments

The Company purchases inventory on an as needed basis. There are no purchase commitments for products that the Company uses in the performance of its services.

Operating lease commitments

The Company is party to a number of operating lease agreements, many of which are included in Note 17 above. Following is a schedule of the Company’s annual operating lease commitments for the coming five years.

Year	Amount
2007	$2,460,607
2008	817,679
2009	29,652
2010	-
2011 and beyond	-
Total	$3,307,938

Rental expenses charged to operations for the year ended December 30, 2006, December 31, 2005 and January 1, 2005 were $1,535,320, $700,868 and $490,337, respectively.

19. Legal Proceedings

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

20. Selected Quarterly Data (UNAUDITED)

The following tables set forth certain unaudited quarterly statement of operations data for the eight quarters ended December 30, 2006. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair

Quarters ended in 2006	April 1	July 1	September 30	December 30
Revenue	$15,833,167	$24,298,438	$20,662,728	$15,346,366
Gross Profit	2,773,504	2,839,665	1,210,875	2,456,738
Provision for income taxes	-	-	-	-
Basic income (loss) per share	(0.09)	0.02	0.09	(0.01)
Diluted income (loss) per share	$(0.09)	$0.02	$0.09	$(0.01)

Quarters ended in 2005	April 2	July 2	October 1	December 31
Revenue	$8,894,684	$9,006,523	$20,073,679	$19,960,149
Gross Profit	1,890,562	1,913,127	3,132,520	3,296,328
Provision for income taxes	-	-	-	-
Basic income (loss) per share	0.00	(0.01)	0.03	(2.90)
Diluted income (loss) per share	$0.00	$(0.01)	$0.01	$(2.88)

Schedule II Valuation and Qualifying Accounts

	Beginning	Charged to
Allowance for Doubtful Accounts	of Year	Expense	Deductions	End of year

Year ended December 30, 2006	$228,767	$18,000	$51,969	$194,798
Year ended December 31, 2005	103,969	136,847	12,049	228,767
Year ended January 1, 2005	$117,650	$105,000	$118,681	$103,969

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As of the end of the periods covered by this Annual Report, we carried out an evaluations, under the supervision and with the participation of our President and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, and the existence of material weak nesses described below, our Chief Executive Officer and Chief Financial Officer concluded , as of the end of such period, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.. Our management has undergone an intensive process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting. However, we believe that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this Annual Report of Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

Index

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment of the effectiveness of our internal control over financial reporting identified the following material weaknesses as of December 30, 2006:

•	Revenue Recognition - Implementing a consistent application of percent of completion estimation, implementing accurate project costing controls, as well as maintaining adequate records of contracts.

•	Cash Disbursements and Liability Recognition - Standardizing purchasing policies and procedures, segregating purchasing duties where appropriate and improving the receipt and approval function.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concludes that, as of December 30, 2006, our internal control over financial reporting was not effective.

Management has corrected many significant weaknesses and made significant progress in correcting these material weaknesses. The Company will continue to dedicate significant personnel and financial resources to the ongoing remediation and control maintenance efforts. Management expects to remediate these material weaknesses timely.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by Russell Bedford Stefanou Mirchandani, LLP, the Company’s independent registered public accounting firm, as stated in their report, which follows.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
Among the changes in internal controls that have been implemented, or that are in the process of being implemented are:
Revenue recognition

•	Criteria and procedures established defining approved customer contracts

•	Control function established to review and monitor compliance to new procedures

•	Improved document control and file check out procedures

Index

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

To correct the material weakness, checklists are being developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and review. Specific checklists are being developed for non-quarter end months, quarter end months and the annual close. These checklists continue to be developed and have been implemented in the third quarter 2006 close process and utilized in the preparation of this Annual Report and subsequent period ends.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Microfield Group, Inc.
Portland, Oregon

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Microfield Group, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 30, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

Index

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain effective controls over accounting for revenues generated from long-term construction contracts. The Company's processes, procedures and controls related to the application of percent of completion estimations, implementing accurate project costing controls and maintaining adequate contract documentation were not effective to ensure that amounts related to the revenues recognized under long-term contracts and related current asset and liability accounts were accurate, recorded in the proper period and determined in accordance with generally accepted accounting principles.

The Company did not maintain effective controls and segregation of duties over accounting for purchasing, cash disbursements and recognition of liabilities. The Company's processes, procedures and controls related to purchasing and approval procedures were not effective to ensure that goods and services received agreed to amounts contracted for. Accordingly, the controls related to the costs recognized and related current asset and liability accounts were not effective to ensure that amounts were recorded in the proper period and determined in accordance with generally accepted accounting principles.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 30, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 30, 2006, of the Company and our report dated February 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

McLean, Virginia
February 15, 2007

Item 9B. Other Information

None

Index

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons;

The following table sets forth information regarding our directors and executive officers as of December 30, 2006:

Name	Age	Positions
Rodney M. Boucher	63	Chief Executive Officer and Director
A. Mark Walter	42	President and Director
Randall R. Reed	50	Chief Financial Officer
Gene Ameduri	58	President of ECI and Director
William C. McCormick	73	Chairman of the Board of Directors
Michael W. Stansell	63	Director
Gary D. Conley	46	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are six directors on our board of directors. During 2005, our Directors were not compensated in cash for their services. Starting with the February 2006 board meeting, those directors considered as outside directors, are being compensated $500 for each board meeting held at the Company’s headquarters or other location where the director is required to travel. Each year at the discretion of the board, directors are awarded a certain number of non-qualified stock options. During 2006 three board members were awarded shares for their service on the board of directors. These awards are disclosed in the compensation section below. Gary Conley was also awarded 50,000 non-qualified options in 2006 for joining the Company’s board of directors. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Rodney M. Boucher joined us through the acquisition of EnergyConnect in October 2005. He was appointed Chief Executive Officer on that date. Prior to that date Mr. Boucher was the founder, President and CEO of EnergyConnect, Inc. from its inception in 1998 until its acquisition by us in October 2005. Before forming EnergyConnect Mr. Boucher was Chief Executive Officer of Calpine Power Services and Senior Vice President of Calpine Corporation from 1995 to 1998. Prior to that Mr. Boucher served as Chief Operating Officer of Citizens Power and Light and held a number of senior management positions with PacifiCorp and United Illuminating Company including Chief Information Officer, Vice President of Operations, Vice President of Power Resources, and Director of Engineering. Mr. Boucher holds an AMP certificate from Harvard Business School, a MS in electrical engineering from Rensselaer Polytechnic University and a Bachelor of Science from Oregon State University. Mr. Boucher is a member of several non-profit boards and a senior fellow of the American Leadership Forum.

A. Mark Walter joined us in January 2003 when he was appointed Director of Operations and held various management positions within our wholly owned subsidiary, CEI, before his promotion to Senior Vice President and Chief Operating Officer of CEI in January 2004. Mr. Walter was appointed President of Microfield and CEI in November 2004, and appointed to the Board of Directors in April 2005. Mr. Walter has 18 years of experience in leading profitable commercial and industrial electrical services businesses. Prior to joining CEI, Mr. Walter was Operations Director for Power City Electrical, a regional electrical company, from 1992 to 2002.

Randall R. Reed joined us in September 2005 when he was appointed Chief Financial Officer. Mr. Reed provided financial, accounting and SEC consulting for us from September 2002 through September 2005 through his consulting firm Reed Financial Services, which he operated from January 2001 through September 2005. From July 1999 to January 2001, Mr. Reed was Chief Financial Officer for Dry, Inc. a consumer products company. Mr. Reed was Chief Financial Officer and Controller of Microfield Graphics, Inc., a publicly traded manufacturer of technology products from August 1985 to July 1999. Prior to his position there he was with Coopers & Lybrand, an international public accounting firm, from 1981 to 1985. Mr. Reed is a CPA. Mr. Reed holds a BS in Business Administration from Southern Oregon University.

Index

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

William C. McCormick joined us in January 2004 as Interim Chief Executive Officer and resigned that post in November 2004 with the appointment of A. Mark Walter as President of CEI. Prior to coming to us, Mr. McCormick was Chief Executive Officer of Precision Castparts, Corp., a publicly traded aerospace company, from August 1994 to August 2002. He also served as the Chairman of the board of directors there from October 1994 to August 2003. Mr. McCormick joined Precision Castparts in April 1985. Prior to Precision Castparts, Mr. McCormick spent 32 years at General Electric in various businesses, including GE Aircraft Engines, Carboloy Systems, Distribution Equipment, and Industrial Electronics. Mr. McCormick serves on the board of directors and is the Interim CEO of Merix Corporation, a publicly traded manufacturer of high performance interconnect products. He serves on the boards of several other “for profit” and non profit companies. McCormick holds a BS in Mathematics from the University of Cincinnati. Mr. McCormick is currently employed by the Company.

Michael W. Stansell joined us in November 1985 as Director of Manufacturing and was appointed Vice President, Operations, in January 1987. Mr. Stansell was appointed to our board of directors in November 1999 and served as our President from November 1999 until October 2002. Mr. Stansell was a division manufacturing manager, among other positions, at Tektronix Corporation from August 1965 through October 1985. Mr. Stansell is currently employed by the Company.

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

Audit Committee

The Audit Committee charter was discussed, reviewed and adopted February 6, 2003. With the turnover of directors that occurred in 2005, the board met and appointed new members to the audit committee on December 13, 2005. The Audit Committee now consists of Mr. McCormick and Mr. Stansell. The Board of Directors has determined that Mr. McCormick is an “audit committee financial expert” as defined in SEC rules. The audit committee held several meetings during fiscal year 2006 coincident with the filing of SEC quarterly Forms 10-QSB and other press releases involving financial matters. Also on December 13, 2005, Mr. McCormick was appointed Chairman of the audit committee.

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

Governance Committee

On December 13, 2005, the board of directors appointed Mr. Boucher and Mr. Walter as members of its Governance committee. The current policy requires that the governance committee consist of two Board Members. The governance committee had several informal meetings and discussions throughout 2006.  The Company adopted a new Code of Ethics in November 2006. A copy of the Code of Ethics is available from the Company by contacting Mr. Bill Munger, c/o Microfield Group, Inc., 111 SW Columbia St., Suite 480, Portland, Oregon 97201.

Index

Compensation Committee

Our compensation committee for 2005 consisted of Mr. McCormick, and Mr. Robert J. Jesenik, a former director who resigned as a director on October 13, 2005. On December 13, 2005, the board of directors appointed Mr. Ameduri as the member of the Compensation committee, and Gary Conley was added as a member on February 22, 2006. The compensation committee had two formal meetings during the year and numerous informal meetings and discussions throughout 2006. The committee determines the compensation level, option grants and other compensation for our executive officers. Mr. McCormick resigned as a member of the Compensation Committee with the election of these two new committee members.

Compensation Committee Interlocks and Insider Participation

During our 2006 fiscal year, one of the two members of our compensation committee, Gene Ameduri had a position as an officer of the Company. None of the members of our compensation committee had any other relationship with us.

Also during the fiscal year ended December 3, 2006, one of our executive officers, Rod Boucher served as a director on the board of Solfocus, Inc. whose Chief Executive Officer, Gary Conley sits on the compensation committee of our company. No other of our executive officers serves as a:

A. member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee;

B. director of another entity, one of whose executive officers served on our compensation committee; and

C. as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as our director.

Corporate Governance

Our board of directors has determined that Mr. Conley is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of our company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of our company’s outside auditor.

Index

Item 11. Executive Compensation

Compensation Discussion and Analysis

We believe our success depends on the continued contributions of our named executive officers. Personal relationships are very important in our industry. Our named executive officers are primarily responsible for many of our critical customer and supplier relationships. The maintenance of these relationships is critical to ensuring our future success. Therefore, it is important to our success that we retain the services of these individuals and prevent them from competing with us should their employment with us terminate.

Our compensation programs are designed to provide our named executive officers competitive salaries, short term bonus opportunities, and long term equity incentives. Our goal is to provide our named executive officers with incentives that are aligned with the performance of our business and the performance of our common stock. Our salary amounts are intended to be competitive with similarly situated companies.

Our compensation committee reviewed and approved the proposed compensation programs. Additionally, as further described below, on June 7, 2006, shareholders holding 55.8% of our then outstanding common stock approved our Stock Incentive Plan.

Our compensation plan consists of the following components: salary, annual incentive bonus and long term equity incentives. The details of each these components are described in the tables and narrative below.

Our compensation plan is aimed to further our belief that that retaining these officers is imperative to our success. The long-term equity incentive plan, under which options are issued, is designed to award activities that increase the trading price of our common stock. The management incentive bonus plan is designed to reward increases in our earnings before interest, taxes, and amortization.

Compensation Committee Report on Executive Compensation

    The compensation committee is comprised of one independent non-employee director and one employee director whose name is listed at the end of this Registration Statement. The committee sets the principles and strategies it serves to guide the design of our compensation plans and programs. The committee will annually evaluate the performance of our CEO and the other named executive officers. Taking their performance evaluations into consideration, the committee will establish and approve their compensation levels, including base salary, annual bonuses, and equity incentives,. The committee met on November 20, 2006 and considered compensation plans and programs entered into between us, and the CEO and named executive officers.

Our Compensation Philosophy and Plans

Our executive compensation program is designed to attract and retain superior executive talent, to provide incentives and rewards to executive officers who will contribute to our long-term success and to closely align the interests of executives with those of our stockholders. The Compensation Committee reviews our executive compensation plans and programs through the application of the business judgment of each of its members. The Compensation Committee uses discretion and considers an executive’s entire compensation package when setting each portion of compensation, which is based upon corporate goals and performance, individual initiatives and performance, and overall market considerations. The principal elements of our executive compensation program consist of: (i) annual base salary, (ii) participation in our management incentive plan that provides for an annual bonus, and (iii) equity incentive plan.

Base Salaries Annual base salaries for executive officers are initially determined by evaluating the responsibilities of the position and the experience and knowledge of the individual. Also taken into consideration is the competitiveness of the marketplace for executive talent, including a comparison of base annual salaries for comparable positions at peer companies.

Stock Incentive Plan. The 2004 Stock Incentive Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights (SARS) and other common stock-based awards to our executive officers. Options to purchase our common stock and/or SARS have been issued to each executive officer as further set forth below in the “Summary Compensation Table”. The options and SARS both have an exercise price equal to the fair market value of our common stock on the grant date. The options and SARS granted to our CEO and our executive officers on November 21, 2006 are 2% vested on December 30, 2006. The Compensation Committee believes that equity incentives help align the interests of the executives with those of the stockholders and provide incentives for the executives to create long-term value for our stockholders.

Index

Section 162(m) Section 162(m) of the Internal Revenue Code, provides that compensation in excess of $1,000,000 paid to the President and CEO or to any of the other four most highly compensated executive officers of a public company will not be deductible for federal income tax purposes unless such compensation satisfies one of the enumerated exceptions set forth in Section 162(m). The Compensation Committee has reviewed our compensation plans and programs with regard to the deduction limitation set forth in Section 162(m). Based on this review, the Compensation Committee anticipates that the annual bonus, long term incentive plan bonus and gain, if any, recognized by our CEO and named executive officers upon the exercise of stock options or SARS meet the requirements for deductibility under Section 162(m) of the Code.

Compensation of the Chief Executive Officer As of December 30, 2006, we have not entered into employment agreements with any of our executive officers. Mr. Boucher is paid an annual salary of $300,000 and is eligible for an annual bonus if our financial targets are achieved. The amount of the annual bonus is determined using a floating percentage of annual base salary based on the level of attainment of various financial metrics.. The Compensation Committee believes that Mr. Boucher is critical to our future success and that this compensation package properly aligns his interests with that of our shareholders.

The Compensation Committee:
Mr. Gene Ameduri
Mr. Gary Conley

Index

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers of our Company whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for fiscal years 2006, 2005 and 2004.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (7)	Total ($)
Rodney M. Boucher (1) Chief Executive Officer and Director	2006	300,000	--	--	2,771	--	--	12,415 (1)	315,186
	2005	62,500	--	--	--	--	--	--	62,500
	2004	--	--	--	--	--	--	--	--

A. Mark Walter (2) President and Director	2006	208,000	--	--	92,002	--	--	7,200	307,202
	2005	153,939	--	--	67,433	--	--	7,200	228,572
	2004	117,184	--	--	10,921	--	--	7,200	135,305

Randall R. Reed (3) Chief Financial Officer	2006	208,000	--	--	26,150	--	--	--	234,150
	2005	56,000	--	--	6,032	--	--	--	62,032
	2004	--	--	--	--	--	--	--	--

Gene Ameduri (4) President of ECI and Director	2006	200,000	--	--	1,150	--	--	5,736	206,886
	2005	41,667	--	--	--	--	--	--	41,667
	2004	--	--	--	--	--	--	--	--

William C. McCormick (5) Former Interim Chief Executive Officer and Director	2006	--	--	--	383,429	--	--	--	383,429
	2005	--	--	--	374,262	--	--	--	374,262
	2004	--	--	--	222,750	--	--	--	222,750

Gary M. Kapral (6) Former Chief Financial Officer	2006	--	--	--	--	--	--	--	--
	2005	68,289	--	--	(1,936)	--	--	--	66,353
	2004	138,462	--	--	1,936	--	--	--	140,398

*	Market value of the underlying securities based on the closing price, $0.64, of our common stock on December 29, 2006, the last trading day of 2006 fiscal year.

Index

(1)
Mr. Boucher was appointed our Chief Executive Officer on October 13, 2005. Other compensation in the amount of $12,415 was valued based on actual costs and was granted in the form of automobile lease payments.

(2)	Mr. Walter was appointed our President effective November 18, 2004. Prior to this appointment he served as our Senior Vice President and Chief Operating Officer.

(3)	Mr. Reed was appointed our Chief Financial Officer on September 19, 2005.

(4)	Mr. Ameduri was appointed President of ECI on October 13, 2005.

(5)
Mr. McCormick was appointed Interim CEO effective January 21, 2004. He held this position with no cash compensation. He resigned that position effective November 15, 2004 with the appointment of A. Mark Walter as President. Mr. McCormick is Chairman of the Board of Directors.

(6)	Mr. Kapral was appointed our Chief Financial Officer effective May 17, 2004. He left the Company in March 2005.

(7)
With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executives received other compensation, perquisites, personal benefits in excess of $10,000.

Employment Agreements With Named Executive Officers

As of December 30, 2006, we have not entered into employment agreements with any of our executive officers.

Options Granted in Last Fiscal Year

During 2006, we granted 1,625,000 incentive stock options to purchase Microfield Group, Inc. common stock under our Stock Incentive Plan 527,500 of which to the named officers. No other current executive officers received options exercisable for shares of our Common Stock during fiscal 2006. Other employees who are not currently executive officers of the Company received options exercisable for a total of 547,500 shares of Common Stock during fiscal 2006. There were an additional 550,000 nonqualified stock options awarded to individuals, directors or entities not employed by us. These included 310,000 options that were issued to directors of the Company, and 240,000 options that were issued to outside consultants.

Index

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to grants of options to purchase our common stock under our Stock Incentive Plan to the named executive officers during the fiscal year ended December 30, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Rodney M. Boucher	4,896	230,104	--	0.65	11/21/11	N/A	N/A	N/A	N/A
A. Mark Walter	72,917	27,083	--	0.60	1/22/09	N/A	N/A	N/A	N/A
	50,000	50,000	--	0.40	12/3/09
	416,667	583,333	--	0.35	4/29/10
	2,031	95,469	--	0.65	11/21/11
Randall R. Reed	33,333	66,667	--	0.84	8/23/10	N/A	N/A	N/A	N/A
	2,031	95,469	--	0.65	11/21/11
Gene Ameduri	2,031	95,469	--	0.65	11/21/11	N/A	N/A	N/A	N/A
William C. McCormick	1,200,000	-	--	0.44	11/12/09	N/A	N/A	N/A	N/A
	50,000	-	--	0.26	4/7/10
	666,667	333,333	--	0.84	8/23/10
	2,083	97,917	--	0.65	11/21/11
Gary M. Kaplan	--	--	--	--	--	N/A	N/A	N/A	N/A

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 30, 2006. All option awards were granted from our Stock Incentive Plan

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Rodney M. Boucher (1)			-	--	--	-	-
A Mark Walter (2)	-	-	-	--	--	-	-
Gene Ameduri (3)	-	-	-	--	--	--	-
William C. McCormick (4)	-	-	1,179	--	--	--	1,179
Michael W. Stansell (5)	-	-	1,002	--	--	--	1,002
Gary D. Conley (6)	2,000	-	119,284	--	--	--	121,284

Index

(1). Mr. Boucher is our Chief Executive Officer and does not receive additional compensation for serving as our director.

(2) Mr. Walter is our President and does not receive additional compensation for serving as our director.

(3) Mr. Ameduri is our EnergyConnect President and does not receive additional compensation for serving as our director.

(4) Under our 2004 Stock Incentive Plan, on November 21, 2006, Mr. McCormick was granted a stock option to purchase 100,000 shares of common stock, which option vests over 48 months. The aggregate grant date fair value of this award is $56,600.

(5) Under our 2004 Stock Incentive Plan, on November 21, 2006, Mr. Stansell was granted a stock option to purchase 85,000 shares of common stock, which option vests over 48 months. The aggregate grant date fair value of this award is $48,110.

(6) Under our 2004 Stock Incentive Plan, on February 22, 2006, Mr. Conley was granted a stock option to purchase 75,000 shares of common stock, which option vests over 48 months. The aggregate grant date fair value of this award is $42,450.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of February 28, 2007 as to (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of any class of our common or preferred stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group. Except as otherwise noted, we believe the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

Index

		Common Stock and Common Stock Equivalents
	Five Percent Shareholders, Directors, Director Nominees and Certain Executive Officers	Equivalent Common Shares Beneficially Owned (1)	Approximate Voting Percentage (2)
(3)	Vince Cushing c/o Entwistle & Cappucci, LLP 333 West Wacker Dr., Suite 2070 Chicago, IL 60606	8,830,845	10.6%
(4)	Robert J. Jesenik 5300 Meadows Rd., Suite 400 Lake Oswego, OR 97035	8,309,406	10.3%
(5)	CEAC 5300 Meadows Rd., Suite 400 Lake Oswego, OR 97035	6,328,017	8.0%
(6)	Rodney M. Boucher 111 SW Columbia, Suite 400 Portland, OR 97201	14,952,504	17.5%
(7)	Gene Ameduri 111 SW Columbia, Suite 400 Portland, OR 97201	9,510,355	11.5%
(8)	William C. McCormick 111 SW Columbia, Suite 400 Portland, OR 97201	2,670,209	3.3%
(9)	A. Mark Walter 111 SW Columbia, Suite 400 Portland, OR 97201	649,740	*
(10)	Michael Stansell 111 SW Columbia, Suite 400 Portland, OR 97201	80,857	*
(11)	Randall R. Reed 111 SW Columbia, Suite 400 Portland, OR 97201	51,823	*
(12)	Gary D. Conley 111 SW Columbia, Suite 400 Portland, OR 97201	57,813	*
(13)	All directors and executive officers as a group (7 persons)	27,973,301	30.3%

* Less than 1%

(1)
Shares to which the person or group has the right to acquire within 60 days after February 28, 2007 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(2)	Percentage prior to offering is based on 79,128,512 shares of common stock outstanding as of February 28, 2007.

(3)	Includes 4,060,914 warrants convertible into common stock within 60 days after February 28, 2007.

(4)	Includes 576,463 common equivalent preferred shares outstanding as of February 28, 2007, and 955,654 warrants convertible into common stock within 60 days after February 28, 2007.

(5)	Includes 125,636 common equivalent preferred shares outstanding as of February 28, 2007.

(6)	Includes 263,318 common equivalent preferred shares outstanding as of February 28, 2007, and 6,115,850 warrants and options convertible into common stock within 60 days after February 28, 2007.

(7)	Includes 3,868,024 warrants and options convertible into common stock within 60 days after February 28, 2007.

Index

(8)	Includes 263,158 common equivalent preferred shares outstanding as of February 28, 2007, and 1,851,008 options convertible into common stock within 60 days after February 28, 2007.

(9)	Includes 649,740 options convertible into common stock within 60 days after February 28, 2007.

(10)	Includes 58,854 options convertible into common stock within 60 days after February 28, 2007.

(11)	Includes 51,823 options convertible into common stock within 60 days after February 28, 2007.

(12)	Includes 57,813 options convertible into common stock within 60 days after February 28, 2007.

(13)	Includes 526,316 common equivalent preferred shares outstanding as of February 28, 2007, and 12,653,111 warrants and options convertible into common stock within 60 days after February 28, 2007.

Item 13. Certain Relationships and Related Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties. The following table lists the notes and obligations outstanding at December 30, 2006 by related party.

Related Party	Type of Obligation	Maturity Date	Amount of Obligation	Monthly Payment
Christenson Leasing LLC(a)	T. I. lease	December 2007	110,620	7,940
Christenson Leasing LLC(a)	Vehicle leases	various	51,385	various
Christenson Leasing LLC(a)	Equipment lease	December 2007	-	(d)60,000
Rod Boucher	Bond guarantee fees	Open obligation	-	(b)4,000
Mark Walter	Bond guarantee fees	Open obligation	-	(b)4,000
Destination Microfield, LLC	Vehicle lease	December 2007	-	(c)46,350
William C. McCormick	Indemnity fees	Open obligation	-	(e) 14,913
John B. Conroy	Note receivable	September 2005	66,250	-

(a)	Robert J. Jesenik, a significant shareholder of Microfield and a former director owns a significant interest in these entities.
(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.
(c)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on September 30, 2006.
(d)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.
(e)	These indemnity fees are payments made on standby letters of credit which are in place to guarantee payments to vendors on specific jobs.

Terms and conditions of each of the notes and agreements are listed below.

Note Payable to Destination Capital, LLC

On August 24, 2004 we entered into a Business Loan Agreement with Destination under which we could borrow up to $2,000,000 based on Destination’s discretion and funds availability. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal indirect shareholder of Destination. Under the terms of the agreement, we paid interest at prime plus 10% (prime plus 12% in the event of a default), with nine monthly interest only payments starting September 24, 2004, and 15 monthly principal payments of $83,333 and accrued interest until maturity. At loan maturity on August 24, 2006, any remaining principal and accrued interest owed is then due and payable. This loan is immediately due if there occurs a default, there is a sale or disposal of all or substantially all of our assets or stock, or if there is a transfer of ownership or beneficial interest, by merger or otherwise, of our stock or our subsidiary. Additionally, we will issue to Destination the number of warrants equal to 12.5% of the value of the loan balance, on the first day of each month the loan is outstanding. These warrants have a five year life and will be issued at the lower of $0.38 or the price applicable to any shares, warrants or options (excluding options granted to employees or directors) issued by us while the loan is outstanding. Beginning August 1, 2004, we were obligated to issue the following warrant amounts based on the outstanding loan balances on the first day of each month.

Date	Loan Balance	Warrants to be Issued

August 1, 2004	$300,000	37,500
September 1, 2004	$750,000	93,750
October 1, 2004	$1,200,000	150,000
November 1, 2004	$1,200,000	150,000
December 1, 2004	$1,200,000	150,000
January 1, 2005	$1,200,000	150,000
February 1, 2005	$1,200,000	150,000
March 1, 2005	$1,200,000	150,000
April 1, 2005	$1,200,000	150,000
May 1, 2005	$1,200,000	150,000
June 1, 2005	$1,200,000	150,000
July 1, 2005	$1,158,334	144,792

Total warrants issued as of December 30, 2006		1,626,042

Index

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

On August 1, 2005 the note owed to Destination was replaced by three notes, which were assigned to two related parties, Christenson Leasing Company LLC (CLC) and JMW Group, LLC (JMW). Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder of JMW. The three notes contained the following terms: $516,667 note payable to JMW with monthly payments of $41,667 plus interest at prime plus 10% beginning August 24, 2005 through August 24, 2006; $180,000 note payable to JMW with monthly payments of $5,000 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008; $420,000 note payable to CLC with monthly payments of $11,667 plus interest at prime plus 10% beginning August 24, 2005 through July 24, 2008. In October 2005, the note to CLC and the smaller of the two notes to JMW were paid in full by Christenson Velagio, Inc. Also, as a result of the renegotiation of these notes, the warrant obligation, contained in the business loan agreement was eliminated. The remaining note payable was paid in full in July 2006.

Note Payable to Rod Boucher

On October 13, 2005, as a part of the acquisition of EnergyConnect, we assumed the liabilities of EnergyConnect. Included in the liabilities was a note payable to Rod Boucher. Mr. Boucher became our Chief Executive Officer as of the date of the acquisition. The note represents expenses within EnergyConnect prior to its acquisition. The note is in the amount of $317,207, with monthly payments of $11,309, including interest at prime plus 10%, due on the 13th of each month through September 13, 2008. On May 8, 2006, Mr. Boucher advanced an additional $100,000 to the Company. This amount was added to the principal amount of the note. This loan and the accrued interest were paid in full in August 2006.

Note Payable to William McCormick

On January 28, 2005, the Company entered into a promissory note agreement with William McCormick in the amount of $250,000. Pursuant to the terms of the note, monthly payments of interest only at 15% per annum, were due on the 28th day of each month starting on February 28, 2005. The note was to be paid in full on July 28, 2005. This note and the accrued interest were repaid in full in July 2006.

Bond Guarantee Fees

Mark Walter/Rod Boucher
A certain number of CEI construction projects require us to maintain a surety bond. The bond surety company requires an additional guarantee for issuance of the bond. We have agreements with Mr. Walter, our President and Mr. Boucher, our CEO, under which at quarter end pays Mr. Walter and Mr. Boucher between $1,000 and $4,000 each per month for their personal guarantees of this bond liability. The guarantee fee is computed as 10% of the open liability under bonds issued for CEI.

Index

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

Other indemnifier
We also had an unrelated party guarantee a $1 million standby letter of credit issued as security for a large construction job. This party was paid a fee of 15% of the letter of credit amount for providing this security. This agreement also required a secondary indemnity, should funds be drawn against this letter of credit, the substantial majority of which was provided by Aequitas Capital Management, a related party. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder and CEO of Aequitas. Aequitas charged an additional fee of 15% of the letter of credit amount. Aequitas was also indemnified by Christenson Electric should it have had to indemnify the primary guarantor. This letter of credit and the related fees ended in April 2006.

Tenant improvement lease

On December 30, 2002, Christenson Electric entered into a non-cancelable operating lease agreement with Christenson Leasing, LLC (CLC) covering $300,000 of leasehold improvements in our facility. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder of Christenson Leasing. The terms of the lease call for monthly payments of $7,500 including interest at 17.3% through December 2007. Christenson Electric was in default under the lease terms, which default was cured in March 2005, with the resumption of payments due under the lease under a modified payment plan arrangement.

On July 1, 2005, Christenson Electric entered into a promissory note with Aequitas Capital Management, a related party, covering certain equipment and furniture previously leased from Jesenik Enterprises, Inc., JW Assurance and Holding Limited, and JMW Capital Partners, Inc., each a related party. Robert Jesenik, a significant shareholder of Microfield and a former director, is a principal shareholder of Aequitas. Prior to 2006, no payments had been made on these lease obligations since September 2002. At July 1, 2005, these entities assigned their interests in the obligation to Aequitas Capital, which was consolidated into one promissory note with total principal due of $90,847, interest accruing at 7% per annum, maturing at April 1, 2006, and with $5,047 monthly installment payments and, in addition, a lump sum payment of $50,000 due on October 1, 2005. As of September 30, 2006, this note was paid in full.

Equipment Lease Agreement

On December 31, 2002, Christenson Electric entered into a sale and leaseback agreement with Christenson Leasing, under which it sold machinery and tools, automotive equipment, and office furniture and equipment, not subject to prior liens. Mr. Robert Jesenik, a significant shareholder of Microfield and a former director is a significant shareholder in Christenson Leasing. The agreement called for payments of $97,255 starting on January 2, 2003 through December 2007. On September 1, 2003, Christenson’s predecessor, Christenson Technology, entered into a sublease agreement with Christenson Electric for use of certain equipment contained in that lease. The equipment consists of various construction vehicles, trailers, miscellaneous construction equipment, office furniture, computer hardware and software. Under the terms of the lease the formerly separate subsidiary, Christenson Velagio, paid Christenson Electric $40,000 monthly beginning on September 1, 2003, with the final payment due on December 1, 2007. The lease is accounted for as an operating lease and contains a 10% purchase option at the end of the lease term, December 31, 2007. In 2003, we modified the payment plan to the lessor, under which $10,000 of the monthly lease obligation was paid to the lessor in an equivalent amount of our Series 3 preferred stock. This arrangement to tender a portion of the payment with preferred stock in lieu of cash, was for the thirteen monthly payments beginning with the December 2003 lease payment, through the payment due in December 2004. Beginning with the payment due in January 2005, the total monthly amount due was paid entirely in cash.

Index

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

As of December 30, 2006 our total real property lease payments totaled $88,491, of which $675 was on a month-to-month basis. The remaining $86,816 is due on leases with maturity dates between July 2007 and October 2008.

Note receivable

In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share. Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares. On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy. The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937. Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006. Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003. At December 30, 2006, accrued interest receivable under this note totaled $27,644. We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years. In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

Index

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to Microfield Group, Inc. by Russell, Bedford, Stefanou Mirchandani LLP and PricewaterhouseCoopers LLP for professional services rendered in connection with the fiscal years ended, December 31, 2005 and January 1, 2005, respectively.

	December 30, 2006	December 31, 2005	January 1, 2005
Fee Type

Audit fees	$143,125	$134,824	$222,095
Audit related fees	54,974	41,350	-
Registration statement fees	68,987
Tax fees	825	-	-
All other fees	8,100	-	-

Total fees	$276,011	$176,174	$222,095

Audit fees consist of billings for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees."

Registration statement fees consist of fees billed to review the Form SB-2, Form S-1 and Form S-8 registration statements filed by the Company during 2006. The Company filed its Form SB-2 on February 13, 2006, its Form S-1’s on May 2, 2006, June 1, 2006, June 7, 2006, July 21, 2006 and September 26, 2006, and its S-8 on December 26, 2006.

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

All other fees consist of fees for products and services other than the services reported above.

Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended December 30, 2006, were approved by the Company's audit committee.

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements (included in Item 8 of this report on Form 10-K and appearing on pages 42 through 79):

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005
•	Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005
•	Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2006, December 31, 2005 and January 1, 2005
•	Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005
•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules
Financial statement schedules are omitted as they are either not required or the information is otherwise included.

3. Exhibits

Exhibit No.

*3.1 Articles of Incorporation, as amended
*3.2 Bylaws, as amended

Index

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

23.1   Consent of Russell Bedford Stefanou Mirchandani LLP , Independent Registered Certified Public Accounting Firm, filed herewith
31.1   Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
31.2   Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------

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

Index

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

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007

MICROFIELD GROUP, INC.

By:
Rodney M. Boucher
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

Chief Executive Officer and Director
Rodney M. Boucher	Date:

Chief Financial Officer
Randall R. Reed	Date:

President and Director
A. Mark Walter	Date:

Director
Michael W. Stansell	Date:

Director
Gene Ameduri	Date:

Director
William C. McCormick	Date:

Director
Gary D. Conley	Date:

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007

MICROFIELD GROUP, INC.

By:
Rodney M. Boucher
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/Rodney M. Boucher	Chief Executive Officer and Director
Rodney M. Boucher	Date:

/s/Randall R. Reed	Chief Financial Officer
Randall R. Reed	Date:

/s/A. Mark Walter	President and Director
A. Mark Walter	Date:

/s/Michael W. Stansell	Director
Michael W. Stansell	Date:

/s/Gene Ameduri	Director
Gene Ameduri	Date:

/s/William C. McCormick	Director
William C. McCormick	Date:

/s/Gary D. Conley	Director
Gary D. Conley