Form 10-Q
period 2007-03-31
MICROFIELD GROUP INC
filed 2007-05-10
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Common Stock
Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.  ☐Yes    ☒ No

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes  ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant at March 31, 2007 was $49,122,857 computed by reference to the average bid and asked prices as reported on the Nasdaq Bulletin Board Market.

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2007 was 80,662,408 shares.

MICROFIELD GROUP, INC.

FORM 10-Q

Index

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 30,
	2007	2006
Current assets:	(Unaudited)
Cash and cash equivalents	$742,780	$2,193,308
Certificates of deposit	462,000	351,476
Accounts receivable, net of allowances of $201,000 and $195,000	7,594,872	9,105,485
Inventory, net of allowances	511,256	513,127
Costs in excess of billings	2,297,795	2,350,338
Other current assets	555,439	437,103
Total current assets	12,164,142	14,950,837

Property and equipment, net	742,635	659,295
Intangible assets, net (Note 6)	5,333,916	5,466,087
Goodwill	35,977,047	35,977,047
Other assets	94,664	94,081
	$54,312,404	$57,147,347

Current liabilities:
Accounts payable	$4,842,814	$5,063,271
Accrued payroll taxes and benefits	1,493,525	1,659,193
Bank line of credit (Note 4)	3,414,085	3,830,321
Current portion of notes payable (Note 4)	433,105	460,576
Billings in excess of costs	515,455	899,071
Other current liabilities	-	358,051
Total current liabilities	10,698,984	12,270,483

Long-term liabilities:
Long term notes payable (Note 4)	1,251,327	1,260,859
Total long-term liabilities	1,251,327	1,260,859

Commitments and contingencies
Shareholders’ equity :
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 2,039.689 shares authorized and Outstanding (Note 2)	856,670	856,670
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 526.315 shares authorized and outstanding (Note 2)	174,423	174,423
Common stock, no par value, 225,000,000 shares authorized, 80,662,408 and 79,023,905 shares issued and outstanding, respectively (Note 2)	113,786,380	113,067,867
Common stock warrants (Note 3)	36,178,218	36,178,218
Accumulated deficit	(108,633,598)	(106,661,173)
Total shareholders’ equity	42,362,093	43,616,005
	$54,312,404	$57,147,347

See accompanying notes to unaudited condensed consolidated financial information

Index

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Sales	$14,131,653	$15,833,167

Cost of goods sold	11,785,464	13,059,663

Gross profit	2,346,189	2,773,504

Operating expenses
Sales, general and administrative	3,846,341	3,185,146
Amortization of purchased intangibles (Note 6)	72,404	144,464
Stock based compensation (Note 1)	199,802	497,342

Loss from operations	(1,772,358)	(1,053,448)

Other expense
Interest expense, net	(154,592)	(522,796)
Derivative expense (Note 7)	-	(3,895,829)
Other income (expense)	(45,475)	233,598

Loss from continuing operations	(1,972,425)	(5,238,475)

Discontinued operations:
Gain on discontinued operations	-	17,068

Loss before provision for income taxes	(1,972,425)	(5,221,407)
Provision for income taxes	-	-

Net loss	$(1,972,425)	$(5,221,407)

Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.09)

Basic and diluted net loss per share from discontinued operations	$-	$0.00

Basic and assuming diluted net loss per share	$(0.02)	$(0.09)

Weighted average shares used in per share calculations:
Basic and diluted	79,894,581	56,754,183

See accompanying notes to unaudited condensed consolidated financial information.

Index

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash Flows From Operating Activities:
Net loss	$(1,972,425)	$(5,221,407)
Add (deduct):
Gain on sale of discontinued operations – SoftBoard	-	(17,068)

Loss from continuing operations	(1,972,425)	(5,238,475)
Depreciation of equipment	75,336	51,683
Amortization of intangible assets	132,171	144,464
Option vesting valuation	199,802	497,342
Revaluation of warrants	-	3,895,829
Loss on disposal of fixed assets	-	5,467
Remeasurement of derivative	-	(2,295)

Changes in current assets and liabilities:
Restricted cash	(110,524)	-
Accounts receivable	1,510,614	514,860
Inventory	1,870	404,425
Other current assets	(118,337)	(74,596)
Costs in excess of billings	52,543	602,949
Other assets	(582)	49,802
Cash overdraft	-	(295,377)
Accounts payable	(252,921)	(194,453)
Accrued payroll, taxes and benefits	(165,669)	(52,755)
Billings in excess of cost	(383,616)	(281,384)
Other current liabilities	(358,052)	12,984

Net cash provided (used) by continuing operations	(1,389,790)	40,470

Net cash provided by discontinued operations – SoftBoard	-	17,068

Net cash provided (used) by operating activities	(1,389,789)	57,538

Cash flows from investing activities
Purchases of fixed assets	(158,677)	(153,372)

Net cash used by investing activities	(158,677)	(153,372)

Cash flows from financing activities:
Borrowings on line of credit	13,428,236	17,396,062
Repayments on line of credit	(13,844,472)	(17,298,529)
Exercise of options	551,176	-
Repayments on notes payable	(97,857)	(217,227)
Borrowings on notes payable	89,747	-
Repayments on notes payable – related party	(28,892)	(197,724)

Net cash provided (used) by financing activities	97,938	(317,418)

Net decrease in cash and cash equivalents	(1,450,528)	(413,252)

Cash and cash equivalents, beginning of period	2,193,308	729,016
Cash and cash equivalents, end of period	$742,780	$315,764

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$171,967	$343,324
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Adjustments to acquired goodwill	$-	$14,281
Conversion of preferred to common	$-	$1,804,548
Exercise of warrants	$-	$1,232,966

See accompanying notes to unaudited condensed consolidated financial information.

Index

MICROFIELD GROUP, INC.
NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 29, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 29, 2007.  The Company’s last fiscal year was the 53-week period ended December 30, 2006.  The Company’s first fiscal quarters in fiscal 2007 and 2006 were the 13-week periods ended March 31, 2007 and April 1, 2006, respectively.

 New Accounting Pronouncements

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

Index

2.   Capital Stock

The Company has authorized 10,000,000 shares of Preferred stock, no par value. As of March 31, 2007 and December 30, 2006, the Company’s Series 2 preferred stock had been completely converted to common shares.  As of March 31, 2007 and December 30, 2006, the Company had 2,040 shares of Series 3 preferred stock issued and outstanding.  As of March 31, 2007 and December 30, 2006, the Company had 526 shares of Series 4 preferred stock issued and outstanding.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of March 31, 2007 and December 30, 2006, the Company had 80,662,408 and 79,023,905 shares of common stock issued and outstanding, respectively.

Series 3 Preferred Stock

The terms of the Series 3 preferred stock are as follows.

Dividends.  Series 3 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the issue price per annum. The Series 3 preferred stock dividends are cumulative and shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits. If net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of our net profits in subsequent quarters before any dividends are paid upon shares of junior stock.  Thus far, no dividends have been declared.  As of March 31, 2007 there were dividends of approximately $150,865 in arrears.

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

Conversion.  Each holder of any share(s) of Series 3 preferred stock may, at the holder's option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance.  Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock.  Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more.  In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature is being amortized over the conversion period of one year.   At March 31, 2007, the beneficial conversion feature associated with the Series 3 preferred stock was fully amortized.

Index

Voting Rights.  Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.

Series 4 Preferred Stock

The terms of the Series 4 preferred stock are as follows.

Dividends.  Series 4 preferred stock issued and outstanding shall be entitled to receive a cash dividend in the amount of 6.5% of the issue price per annum. The Series 4 preferred stock dividends are cumulative shall be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and will be payable out of net profits. If net profits are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will be paid in full out of our net profits in subsequent quarters before any dividends are paid upon shares of junior stock. Thus far, no dividends have been declared. As of March 31, 2007 there were dividends of approximately $42,790 in arrears.

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

Conversion.  Each holder of any share(s) of Series 4 preferred stock may, at the holder's option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance.  Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock.  Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more.  In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature is being amortized over the conversion period of one year.  At March 31, 2007, the beneficial conversion feature associated with the Series 4 preferred stock was fully amortized.

Voting Rights.  Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

Common Stock

During the three month period ended March 31, 2007, the Company issued an aggregate of 1,638,503 shares of common stock in exchange for common stock options exercised.

3.   Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At March 31, 2007 and April 1, 2006, 7,265,275 and 7,907,765 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to ten years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

Index

A total of 40,000 options to purchase shares of the Company’s common stock were granted to employees of the Company during the three months ended March 31, 2007.  There were 190,000 options granted to employees, directors and consultants during the three months ended April 1, 2006.  The 40,000 options issued during the three months ended March 31, 2007 are forfeited if not exercised within five years.  All of these options granted during the three months ended March 31, 2007 have a 12 month waiting period during which no vesting occurs.  At the end of this period, the options become 25% vested, and then vest ratably over the remaining thirty six–months of the vesting period.  The weighted average per share value of these options was $0.55.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31 - $0.84	6,803,886	3.26	$0.49	4,568,261	$0.43
$1.76 - $2.70	461,389	4.35	$2.14	137,743	$2.27
	7,265,275	3.64	$0.60	4,706,004	$0.48

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	7,717,765	$0.44
Granted at market price	1,385,000	1.13
Granted at other than market price	240,000	0.38
Exercised	(265,188)	0.38
Cancelled or expired	(20,000)	1.25
Outstanding at December 30, 2006	9,057,577	$0.54
Granted	40,000	0.55
Exercised	(1,638,503)	0.34
Cancelled or expired	(193,799)	0.32
Outstanding at March 31, 2007	7,265,275	$0.60

The Company has computed the value of all options granted during fiscal 2007 and 2006 using the Black-Scholes pricing model as prescribed by SFAS No. 123(R).  The following assumptions were used to calculate the value of options granted during the first quarter of 2007 and 2006:

	2007	2006
Risk-free interest rate	4.32%	4.81%
Expected dividend yield	-	-
Expected life	5 years	5 years
Expected volatility	133%	121%

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and April 1, 2006 was $199,802 and $497,342, respectively.

Index

Common Stock Warrants

In connection with an April 2003 common stock private placement, we issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of March 31, 2007, the warrant holders have exercised 101,308 warrants in exchange for 101,308 shares of our common stock and 10,000 warrants remain outstanding.

In September 2003, in connection with a preferred stock private placement, we issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902 (Note 10). At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of March 31, 2007, the warrant holders have exercised 183,333 warrants in exchange for 183,333 shares of our common stock and 150,001 warrants remain outstanding.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Notes 13 and 17), the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. As of March 31, 2007, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock, and 316,426 warrants remain outstanding.

Index

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI.  As of March 31, 2007, the warrant holders have not exercised any of these warrants.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of March 31, 2007, the warrant holders have exercised 54,235 warrants, for 42,274 shares of common stock, and 2,890,458 warrants remain outstanding.

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock.  The warrants have a term of five years and an exercise price of $3.00 per share.  As of March 31, 2007, the warrant holders have not exercised any of these warrants.

No warrants were exercised or forfeited during the three months ended March 31, 2007.

4.   Debt

Operating Line of Credit

As of March 31, 2007, the Company has a $10,000,000 credit facility, which expires in March 2008.  At December 30, 2006, the Company had two lines of credit with this lender for a total borrowing availability of $9,000,000.  The two lines were combined and expanded to $10,000,000 in January 2006.  This facility is renewed annually.  Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 5% and are collateralized by accounts receivable.  The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors.  Subject to these limitations, and other accommodations, the Company had potential available borrowing capacity at March 31, 2007 of $1,680,000.  As of March 31, 2007 and December 30, 2006, borrowings of $3,293,368 and $3,710,905, respectively, were outstanding under the Company’s facilities with this lender.  The Company was in compliance with the terms of the borrowing facility at quarter end.

The second loan facility is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of March 31, 2007 and December 30, 2006, there was $120,718 and $119,416 outstanding, respectively under this line.  The Company was in compliance with the terms of this line of credit at March 31, 2007.

Long Term Debt

The Company had notes payable outstanding at March 31, 2007 and December 30, 2006.  The total amount of the notes and their terms are summarized below.

Index

	March 31,	December 30,
	2007	2006

Techni-Cal Enterprises, Inc. promissory note effective July 8, 2005 in the amount of $220,000 with a $40,000 principal payment due at signing, monthly principal payments of $5,000 due beginning August 1, 2005 through July 1, 2006, and monthly principal payments of $10,000 beginning August 1, 2006 through July 1, 2007. This is a non-interest bearing Note.	$40,000	$70,000

Automotive Rentals, Inc. Motor Vehicle Capital Lease agreement effective March 1, 2007 for five Ford E-350 Electrical Service vans. The Lease term is 60 months and payments are due on the 15th of each month beginning in April 2007. The monthly payments total $2,560.20 per month for all five vehicles. The interest rate is 6.375% per annum.	89,747	-

Christenson Leasing Company, LLC Motor Vehicle Capital Lease agreement effective March 21, 2005 and April 1, 2005 for 1999 International and Ford F-350, respectively. The lease terms are 36 months and 50 months, respectively, with payments due on the 24th of each month beginning in April 2005. The monthly payments vary by vehicle over the length of the lease from $1,800 to $2,000 and $700 to $800, respectively. The interest rates are 3.625% and 3.875% per annum, respectively.	36,368	43,910

Christenson Leasing Company, LLC First Addendum to Tenant Improvements Capital Lease agreement effective March 1, 2005. principal and interest payments of $7,940 are due on the first day of each month beginning March 2005 and lasting through December 2007. The interest rate is 12% per annum.	68,018	89,369

US Bank Term Loan Note effective July 21, 2005 in the amount of $1,900,000. Monthly interest payments of the prime rate plus 1.5% are due on the first day of each month beginning in August 2005 through July 2008. Principal payments of $22,619 are due on the first day of each month beginning on August 2005 through July 2008. A balloon payment for the remaining amount is then due in August 2008.	1,450,299	1,518,156

Total debt	1,684,432	1,721,435
Less current portion	(433,105)	(460,576)

Long term debt	$1,251,327	$1,260,859

Aggregate maturities of long-term debt as of March 31, 2007 are as follows:

Twelve month period ending	Amount
March 29, 2008	$433,105
April 4, 2009	1,212,880
April 3, 2010	25,638
April 2, 1011	12,809
Thereafter	-
$1,684,432

Index

5.   Related Party Transactions

The Company has a number of promissory notes, lines of credit and lease obligations owing to related parties.  The following table lists the notes and obligations outstanding at March 31, 2007 by related party.

Related Party	Type of Obligation	Maturity Date	Amount of Obligation	Monthly Payment
Christenson Leasing LLC(a)	T. I. lease	December 2007	68,018	7,940
Christenson Leasing LLC(a)	Vehicle leases	various	36,368	various
Christenson Leasing LLC(a)	Equipment lease	December 2007	-	(d)60,000
Rod Boucher	Bond guarantee fees	Open obligation	-	(b)various
Mark Walter	Bond guarantee fees	Open obligation	-	(b)various
Destination Microfield, LLC	Vehicle lease	December 2007	-	(c)46,350
William C. McCormick	Bond guarantee fees	Open obligation	-	(e) 2,413
John B. Conroy	Note receivable	September 2005	66,250	-

(a)	Robert J. Jesenik, a significant shareholder of Microfield and a former director owns a significant interest in this entity.
(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.
(c)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on March 31, 2007.
(d)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.
(e)	These indemnity fees are payments made on a standby letter of credit which is in place to guarantee payments to vendors on a specific job.

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

William McCormick
Certain construction projects within CEI required standby letters of credit.  Our chairman of the board of directors has provided two letters of credit in the amounts of $1,000,000 and $193,000, for which he is paid indemnity fees.  Under the $1,000,000 letter of credit agreement, Mr. McCormick has been paid a monthly fee at an annualized rate of 15% of the letter of credit amount.  This guarantee ended in February 2007.

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

Index

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

Master Vehicle Lease Agreements

We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC.  Destination Microfield, LLC is partially owned by William C. McCormick.   In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006.  This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease.  In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007.  The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate.  The monthly payment in effect on
March 31, 2007 is $36,350.  This adjustment is made on an annual basis.

We, through our subsidiary CEI, are a party to an agreement with CLC under which CEI leases its vans and trucks.  In accordance with the terms of the agreement, we pay to CLC a varying amount each month representing the lease and maintenance costs of those vehicles.  The lease is a month to month agreement that is modified with each addition or removal or vehicles.

Note receivable

In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share.  Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares.  On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy.  The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937.  Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006.  Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003.  At March 31, 2007, accrued interest receivable under this note totaled $25,956.  We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years.  In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

Index

6.   Amortization of Purchased Intangible Assets

The following table presents details of the purchased intangible assets as of March 31, 2007 and December 30, 2006:

	March 31, 2007	December 30, 2006
Intangibles purchased in 2003
Christenson Technology customer lists	$663,305	$663,305
Christenson Technology trade name *	872,771	872,771

Intangibles purchased in 2005
Christenson Electric customer relationships	1,687,335	1,687,335
Christenson Electric trade name	758,356	758,356
EnergyConnect developed technology	2,390,667	2,390,667

	6,372,434	6,372,434
Less accumulated amortization	(1,038,518)	(906,347)

	$5,333,916	$5,466,087

The Company’s trade name is considered to have an undeterminable life, and as such is not amortized. Instead, the trade name is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings.   The customer lists relative to the CEI base of customers have a six-year life.  The CEI customer relationship was determined to have a ten-year life, and the developed technology has an estimated useful life of ten years

Amortization of intangible assets included as a charge to income was $132,171 and $144,464 for the three months ended March 31, 2007 and April 1, 2006, respectively.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Year	Amortization Expense
Twelve months ended March 31, 2008	$518,351
Twelve months ended March 31, 2009	518,351
Twelve months ended March 31, 2010	486,107
Twelve months ended March 31, 2011	407,800
Twelve months ended March 31, 2012	407,800
April 1, 2012 and beyond	1,496,551
Total	$3,834,960

7.   Private Placements

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

Index

October 5, 2005 private placement

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,434,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share.   Since these warrants are subject to certain registration rights, the Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005, April 1, July 1, and August 9, 2006, the warrant liability was recalculated using the closing price of the company’s common stock as of those dates. This revaluation from the end of 2005 to April 1, 2006 resulted in a increase of $3,895,829 in the warrant liability and has also has been recorded as a loss on revaluation of warrant liability in the consolidated statement of operations in the three months ended April 1, 2006.

The registration statement was filed with the SEC on February 13, 2006. This filing was declared effective on June 8, 2006. On August 2, 2006, a post-effective amendment was filed which suspended the effectiveness of this registration. That amendment was declared effective on August 9, 2006.

8.   Segment Information

The Company is managed by specific lines of business including construction services (Christenson) and energy transactional and redistribution services (EnergyConnect).  The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business.   Certain other expenses associated with the public company status of Microfield are reported at the Microfield parent company level, not within the subsidiaries.  These expenses are reported separately in this footnote.  The Company’s management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information by line of business for the three months ended March 31, 2007 and April 1, 2006, as taken from the internal management system previously discussed, is listed below.

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenue
Construction services	$11,531,491	$15,006,620
Energy transactional and redistribution services	2,600,162	826,547

Total revenue	$14,131,653	$15,833,167

Index

	Three Months Ended
	March 31, 2007	April 1, 2006
Gross Profit
Construction services	$1,914,026	$2,853,228
Energy transactional and redistribution services	432,163	(79,724)

Total gross profit	$2,346,189	$2,773,504

	Three Months Ended
	March 31, 2007	April 1, 2006
Operating Loss
Construction services	$(434,560)	$358,343
Energy transactional and redistribution services	(573,107)	(715,455)
Corporate	(764,691)	(696,336)

Total operating loss	$(1,772,358)	$(1,053,448)

As of March 31, 2007
Assets
Construction services	$21,722,917
Energy transactional and redistribution services	31,754,904
Corporate	834,583

Total capital expenditures	$54,312,404

	Three Months Ended
	March 31, 2007	April 1, 2006
Capital Expenditures
Construction services	$154,561	$119,277
Energy transactional and redistribution services	4,115	34,081

Total capital expenditures	$158,676	$153,358

The net operating income (loss) data listed above includes the effects of operating expense, depreciation, amortization, charges for goodwill impairment and the write-off of intangible assets.  The following tables disclose those amounts for each segment.

	Three Months Ended
	March 31, 2007	April 1, 2006
Operating Expenses
Construction services	$2,342,024	$2,494,884
Energy transactional and redistribution services	1,011,833	635,732
Corporate expenses	764,690	696,336

Total operating expense	$4,118,547	$3,826,952

Index

	Three Months Ended
	March 31, 2007	April 1, 2006
Depreciation, Amortization and Write-off of Intangibles
Construction services	$140,826	$136,506
Energy transactional and redistribution services	66,682	59,641

Total depreciation, amortization, and write off of Intangibles	$207,508	$196,147

There were no inter-company sales in the three months ended March 31, 2007 and April 1, 2006.  All of the Company’s assets as of March 31, 2007 and April 1, 2006, were attributable to U.S. operations.

9.   Business Concentration

Revenue from one major customer, which accounted for greater than 10% of total sales, approximated $2,499,000 or 18% of sales for the three month period ended March 31, 2007.  One customer accounted for total sales of $3,368,000 or 21% of sales for the corresponding three month period ended April 1, 2006.  Total accounts receivable of $1,770,000 or 23% of total accounts receivable was due from two customers, each over 10% of accounts receivable as of March 31, 2007.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Microfield Group, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Forward-Looking Statements

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws.  Although the Company believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.   Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Company on file with the SEC.

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

Index

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

We have the ability to deliver the following products and services:

•	Electrical and systems engineering and design
o	Controls, lighting, and cabling
o	Building electric service
o	Solar, wind, distributed generation, and substations
o	Information technology networks
o	Telecommunications, computer telephony, and integrated systems
o	Life safety and security systems
o	Redistribution in malls and shopping centers
•	Construction, maintenance, inspection, and upgrades
o	Integrated building controls, wiring, and cabling
▪	HVAC
▪	Lighting
▪	Life safety systems
o	Telecommunications systems integration and infrastructure
▪	Computer telephony integration
▪	Digital Video CCTV systems
▪	Enterprise security systems
▪	Wireless networking solutions
▪	Information technology networks
▪	Voice / data systems
o	Electrical construction service
▪	Buildings and industrial systems
▪	Substations
▪	Wind farms, solar collectors, and distributed generation
▪	Redistribution in malls and shopping centers
•	Software development
o	Commercial building energy data management, data acquisition, and modeling
o	Regional grid data monitoring, data management, and price forecasting
o	Electric consumer transactional interface, wholesale products, and transaction management
o	Settlement systems and related protocols
•	Electric Power Transactions
o	Service electric energy, capacity, and reserve needs of regional electric grids
o	Service wholesale electric markets to improve electric supply and delivery efficiencies
o	Enable buildings and industrial consumers to contribute to these services

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

Index

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

Management’s Focus in Evaluating Financial Condition and OperatingPerformance.

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

Index

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

Business Goal Attainment.

Both operating subsidiaries have produced operating losses through the first three months of 2007.  The Christenson operations have not achieved the overall gross margins necessary to sustain profitability.  Specifically, the largest wind project the Company undertook in 2006 was not profitable on a gross margin basis.  We have been investing in building EnergyConnect’s revenue base, which has taken more time and effort than previously anticipated.  Our goals for profitability in each of the operating subsidiaries remain a priority.  As our revenues continue to increase from internal growth, we anticipate achieving economies of scale which will help us achieve profitability and turn cash flow positive.

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

Index

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

Index

Inventories and reserves for shrinkage and obsolescence

We adjust inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At March 31, 2007, the allowance for inventory obsolescence was $60,000 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of our inventory and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.

Bad debt reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2007, the allowance for doubtful accounts was $201,000. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of March 31, 2007, and the potential that some of these accounts may be uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

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

Index

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

During the fiscal year 2006, both of the warrant liabilities had been reclassified to equity as a result of the effective registration of the underlying shares and warrants issued in both of the private placements.  These derivative instruments were revalued on the date each of the registrations was declared effective, with the incremental revaluation amount recorded as a gain in the consolidated statement of operations.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Results of Operations

The financial information presented for the three months ended March 31, 2007, represents activity in Microfield Group, Inc. and its wholly-owned subsidiaries, CEI and ECI.

Sales.  Revenue for the three months ended March 31, 2007 was $14,132,000 compared to $15,833,000 for the three months ended April 1, 2006.  There were sales to one customer that exceeded 10% of the Company’s sales for the three months ended March 31, 2007 or April 1, 2006.  Revenue in construction services decreased $3,475,000 from the first quarter 2006 primarily due to the timing of a wind project that started in the first quarter of 2006 and produced $3,368,000 in revenue in that quarter.  There were no wind projects of any significance that commenced in the first quarter of 2007.  EnergyConnect’s revenue in the first quarter of 2007 was $2,600,000 compared to $827,000 in the first quarter of 2006.  This three-fold increase is due both to adoption of the EnergyConnect software by additional participants in the Energy Automation programs, and to a higher level of revenue generated by individual participants’ activities in these programs.

Cost of Sales.  Cost of sales totaled $11,785,000 (83.4%)  for the fiscal quarter ended March 31, 2007, compared to  $13,060,000 (82.5%)for the same period in the prior year.  Cost of sales includes the cost of labor, products, supplies and overhead used in providing products and services to our customers, and payments to participants resulting from energy transactions.  These costs were higher as a percentage of sales in the first quarter 2007 compared to those in the first quarter of 2006 due to approximately $170,000 of out of period costs in CEI that arose in the first quarter of 2007.  Cost of sales in Christenson and EnergyConnect totaled $9,617,000 and $2,168,000, respectively, or 83.4% in both companies.

Gross Profit.  Gross profit for the three months ended March 31, 2007 was $2,346,000 (16.6%) compared to $2,774,000 (17.5%) for the same period in 2006.  This decrease in gross profit of $428,000 is due to the lower sales level in the current quarter compared to the same quarter in 2006.  The decrease in gross margin is due to the out of period costs in CEI that arose in the first quarter of 2007.

Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers and participants, as well as the Company’s ability to control costs.

Operating expenses.  Total operating expenses were $4,119,000 for the three months ended March 31, 2007, compared to $3,827,000 for the three months ended April 1, 2006.  This increase includes approximately $259,000 in increased salary, tax and benefits costs associated with a larger workforce in ECI compared to those costs incurred in the first quarter of 2006. The increase also includes $122,000 in recruiting expenses associated with the searches for new ECI sales personnel and Microfield board directors, and $146,000 in Sarbanes-Oxley costs of which there were none in the first quarter of 2006.     Operating expenses are comprised mainly of payroll costs, facilities and equipment rent, professional services, insurance, utilities and depreciation.  Payroll costs include salary, payroll taxes and fringe benefits.

Index

For the three months ended March 31, 2007 the cost of stock options as a part of compensation to employees, directors and outside consultants totaled $200,000 compared to $497,000 in the prior year’s first quarter.  Excluding charges for stock compensation expense, operating expense was $3,912,000 for the three months ended March 31, 2007 compared to $3,330,000 for the three months ended April 1, 2007.

The level of S, G & A expense for the 2007 fiscal quarters is anticipated to be higher compared to the level incurred in the 2006 quarters due to the increased level of activity in ECI as we invest in building the revenue base.

Interest Expense.  Interest expense, net was $155,000 for the three months ended March 31, 2007, compared to $523,000 for the three months ended April 1, 2006.  The decrease in interest expense was due primarily to lower balances outstanding under the Company’s operating line of credit during the first quarter of this year compared to the first quarter of 2006.  The Company also incurred interest expense associated with the filing of its registration statement in 2006 that were not incurred in the current quarter.

Derivative expense.  The Company incurred no derivative expense in the first quarter of 2007.  A derivative expense of $3,896,000 was recorded in the first quarter of 2006.  This charge was the result of the re-valuation of a warrant obligation initially recorded in the October 2005 private placement.  In accordance with SFAS 133, this warrant obligation was required to be marked-to-market at the end of each reporting period, with the resulting increase or decrease in its value recorded as derivative income or expense in the Company’s consolidated statement of operations for that period.  This derivative income and expense amounts is recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the consolidated balance sheet.  The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce derivative expense or derivative income as the Company’s stock price increases or decreases, respectively.  The warrant liability was reclassified to equity in 2006 and there are no further adjustments to be recorded.

Gain / Loss From Discontinued Operations

Discontinued operations contains a gain on the sale of the SoftBoard business.  The SoftBoard business was sold in 2000.  As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products.  These royalties are listed in the income statement under “Gain on sale of discontinued operations.”  This royalty ended in 2006 and therefore no gain was recorded in the first quarter of 2007.  The Company recorded a gain of $17,000 for the three months ended April 1, 2006.

Income Taxes.  There was no provision for income taxes for the quarters ended March 31, 2007 and April 1, 2006 due to losses incurred by the Company in both quarters.  No tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods.  The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At March 31, 2007, the Company had working capital of approximately $1,465,000 and its primary source of liquidity consisted of cash and its operating line of credit.

Accounts receivable decreased to $7,595,000 at March 31, 2007 from $9,105,000 at December 30, 2006.  The decrease is due to normal fluctuations in the timing of sales at the end of the fiscal year.  These receivables were produced by sales of electrical construction services and technology infrastructure products and services.  The majority of revenues in ECI are currently recorded on a cash basis and therefore there were no material receivable balances in ECI at the end of the quarter.  The receivables are net of an allowance for doubtful accounts of $201,000 and $195,000 at March 31, 2007 and December 30, 2006, respectively.  Management expects these receivables to remain fairly constant as a percentage of sales, decreasing slightly as efficiencies in the billing and collection processes are achieved.

Index

Inventory decreased to $511,000 on March 31, 2007 from $513,000 at December 30, 2006.  The current balance mainly includes inventory used to provide electrical services.  The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers.  The inventory levels should remain relatively constant.

The Company recorded costs in excess of billings, which reflect those costs incurred on construction and services, which have not yet been billed to customers.  This amount decreased to $2,298,000 at March 31, 2007 from $2,350,000 at December 30, 2006, and should remain relatively constant as a percentage of sales on an ongoing basis.

Property and equipment, net of depreciation increased to $743,000 at March 31, 2007, compared to $659,000 at December 30, 2006.  This increase was due primarily to the purchase of 5 new service trucks in CEI less normal depreciation on fixed assets.  The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.

Accounts payable decreased to $4,843,000 at March 31, 2007 from $5,063,000 at December 30, 2006.  This slight decrease is due to the lower levels of payables associated with lower revenue levels in the first quarter of 2007 compared to the fourth quarter of 2006.  Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company.

Accrued payroll, payroll taxes and benefits were $1,494,000 at March 31, 2007.  These amounts consist primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations.  This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company and as such, represents a main cash use of the Company’s funds.  As revenues increase, the amounts due for these types of expenses will increase as well.  These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.

The bank line of credit was approximately $3,414,000 at March 31, 2007, compared to a balance of $3,830,000 at December 30, 2006.  This lending facility is a primary source of funds for the Company.  Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company.  As receivables are collected daily, those funds are used to pay down the facility.  The facility has a limit of $10,000,000 and borrowings are based on 80% of eligible accounts receivable.  Accommodations have occasionally been made to increase the borrowings by including a higher advance rate percentage plus including a portion of work in process in the borrowing base.

The Company had no commitments for capital expenditures in material amounts at March 31, 2007.

Inflation

In the opinion of management, inflation will not have an impact on the Company’s financial condition and results of its operations.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

Index

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that  evaluation, and the existence of material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded , as of the end of such period,  our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management has undergone an intensive process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.  However, we believe that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal quarters presented in this Quarterly Report of Form 10-Q.

In response to these internal control deficiencies identified in prior periods, the Company dedicated resources to remediate the above mentioned deficiencies.  The Company did successfully remediate the following internal control deficiencies in 2006:  accounts reconciliation, timely closing of monthly books and records, review of accounting reconciliations, proper training of personnel, fixed asset tracking procedures, and accounts receivable aging procedures.  The Company will continue to remediate revenue recognition, and the cash disbursement and liability recognition deficiencies in the current fiscal year.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

Index

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

Among the changes in internal controls that have been implemented in the past several periods, or that are in the process of being implemented are:

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

Item 1A. Risk Factors

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

Index

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to its business, products and services.  These are factors that could cause actual results to differ materially from expected results. Other factors besides those listed here could adversely affect the Company.

We Have a History Of Losses Which May Continue and Which May Negatively ImpactOur Ability to Achieve Our Business Objectives.

We incurred operating losses of $5,631,000 and $75,946,000 for the twelve months ended December 30, 2006 and December 31, 2005, respectively.  The losses include expenses of $1,442,000 due to non-cash charges for stock-based compensation in 2006. Of the loss amount in 2005, $77,420,000 was due to a non-cash write-off of impaired goodwill from the ECI transaction, and other intangible asset, non-cash impairment charges.  We cannot assure that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Experience Continuing Losses and Are Unable to Obtain Additional Funding Our Business Operations Will beHarmed and If We Do Obtain Additional Financing Our Then Existing ShareholdersMay Suffer Substantial Dilution.

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

Many Of Our Competitors Are Larger and Have Greater Financial and OtherResources than We Do and Those Advantages Could Make It Difficult For Us toCompete With Them.

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

The Failure To Manage Our Growth In Operations And Acquisitions Of New ProductLines And New Businesses Could Have A Material Adverse Effect On Us.

Index

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

Potential future acquisitions could be difficult to integrate, disrupt ourbusiness, dilute stockholder value and adversely affect our operating results.

Since July 2005, we have acquired two companies and may expand our operations through targeted, strategic acquisitions over time. This may require significant management time and financial resources because we may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

Goodwill Recorded On Our Balance Sheet May Become Impaired, Which Could Have AMaterial Adverse Effect On Our Operating Results.

As a result of each of the acquisitions we have been a party to, we have recorded a significant amount of goodwill. As required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” we annually evaluate the potential impairment of goodwill that was recorded at each acquisition date. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. This potential impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results. For the fiscal year 2005, we wrote off, approximately $77 million of goodwill due to impairment testing of this asset. No goodwill or intangible asset value was written off in the fiscal year 2006.

If We Are Unable to Retain the Services of Messrs. Boucher, Walter and Ameduri, or If WeAre Unable to Successfully Recruit Qualified Managerial and Sales PersonnelHaving Experience in Business, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Rodney M. Boucher, our Chief Executive Officer, Mr. A. Mark Walter, our President, and Mr. Gene Ameduri, our ECI President. We do not have employment agreements with Messrs. Boucher, Walter or Ameduri. Loss of the services of any of these officers could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of Messrs. Boucher, Walter or Ameduri. We are not aware of any named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Index

Our success is dependent on the growth in energy management and curtailmentprograms, and the continued need for electrical construction and technologyservices, and to the extent that such growth slows and the need for servicescurtail, our business may be harmed.

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

Index

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

Failure to keep pace with the latest technological changes could result indecreased revenues.

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

During the ordinary course of our business, we may become subject to lawsuitsor indemnity claims, which could materially and adversely affect our businessand results of operations.

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

Index

Our failure to comply with, or the imposition of liability under, environmentallaws and regulations could result in significant costs.

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

The electric infrastructure servicing business is subject to seasonalvariations, which may cause our operating results to vary significantly fromperiod to period and could cause the market price of our stock to fall.

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

Employee strikes and other labor-related disruptions may adversely affect ouroperations.

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

Index

Our Trademark and Other Intellectual Property Rights May not be AdequatelyProtected Outside the United States, Resulting in Loss of Revenue.

We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of any potential international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.

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

Index

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Risks Relating to Our Common Stock

If We Fail to Remain Current on Our Reporting Requirements, We Could be RemovedFrom the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers toSell Our Securities and the Ability of Stockholders to Sell Their Securities inthe Secondary Market.

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

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and theTrading Market in Our Securities is Limited, Which Makes Transactions in OurStock Cumbersome and May Reduce the Value of an Investment in Our Stock.

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

Index

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

Index

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	There have been no purchases of common stock by the Company or its affiliates during the quarter ended March 31, 2007

Item 3.  Defaults Upon Senior Securities

At the date of this report, the Company was in arrearage on the payment of dividends on Series 3 preferred stock and Series 4 preferred stock in the amount of $194,000.  Under the terms of the issuances of these series of preferred stock, dividends are payable at the discretion of the Company’s board of directors.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007.

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

99         Press release of earnings dated May 9, 2007.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 10, 2007

MICROFIELD GROUP, INC.

By: /s/ Rodney M. Boucher
Rodney M. Boucher
President
(Principal Executive Officer)