Form 10-Q
period 2007-06-30
MICROFIELD GROUP INC
filed 2007-08-09
CIK 944947

U.S. Securities and Exchange Commission
Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.  ☐ Yes     ☒ No

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2007 was $63,798,483 computed by reference to the average bid and asked prices as reported on the Nasdaq Bulletin Board Market.

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2007 was 83,292,416 shares.

MICROFIELD GROUP, INC.

FORM 10-Q

INDEX

Index

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2007	December 30, 2006
Current assets:
Cash and cash equivalents	$1,695,941	$2,193,308
Certificates of deposit	527,422	351,476
Accounts receivable, net of allowances of $212,000 and $195,000	8,970,100	9,105,485
Inventory, net of allowances	535,640	513,127
Costs in excess of billings	2,015,213	2,350,338
Other current assets	357,918	437,103
Total current assets	14,102,234	14,950,837

Property and equipment, net	711,597	659,295
Intangible assets, net (Note 6)	5,201,745	5,466,087
Goodwill	35,977,047	35,977,047
Other assets	94,664	94,081
	$56,087,287	$57,147,347

Current liabilities:
Accounts payable	$4,864,110	$5,063,271
Accrued payroll taxes and benefits	1,804,518	1,659,193
Bank line of credit (Note 4)	5,202,504	3,830,321
Current portion of notes payable (Note 4)	375,799	460,576
Billings in excess of costs	1,027,727	899,071
Other current liabilities	-	358,051
Total current liabilities	13,274,658	12,270,483

Long-term liabilities:
Long term notes payable (Note 4)	1,175,156	1,260,859
Total long-term liabilities	1,175,156	1,260,859

Commitments and contingencies
Shareholders’ equity :
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 0 and 2,040 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively (Note 2)	-	856,670
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 0 and 526 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively (Note 2)	-	174,423
Common stock, no par value, 225,000,000 shares authorized, 83,292,416 and 79,023,905 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively (Note 2)	115,153,515	113,067,867
Common stock warrants (Note 3)	36,178,218	36,178,218
Accumulated deficit	(109,694,260)	(106,661,173)
Total shareholders’ equity	41,637,473	43,616,005
	$56,087,286	$57,147,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

MICROFIELD GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Sales	$17,666,434	$24,298,438	$31,798,088	$40,131,605
Cost of goods sold	14,177,891	21,458,773	25,963,355	34,518,436
Gross profit	3,488,544	2,839,665	5,834,733	5,613,169

Operating expenses
Sales, general and administrative	4,040,709	3,434,318	7,959,455	6,783,022
Stock-based compensation (Note 3)	284,197	497,342	483,999	975,590

Loss from operations	(836,362)	(1,091,995)	(2,608,721)	(2,145,443)

Other income (expense)
Interest expense, net	(187,447)	(322,038)	(359,414)	(844,832)
Derivative income (expense)	-	2,459,095	-	(1,436,736)
Other income (expense), net	(21,193)	6,623	(49,293)	240,221

Income (loss) before provision for income taxes	(1,045,002)	1,051,685	(3,017,428)	(4,186,790)

Provision for income taxes	15,659	-	15,659	-

Income (loss) from continuing operations	(1,060,661)	1,051,685	(3,033,087)	(4,186,790)

Discontinued operations:
Gain on sale of discontinued operations	-	-	-	17,067

Net income (loss)	$(1,060,661)	$1,051,685	$(3,033,087)	$(4,169,723)

Net income (loss) per share from continuing operations:
Basic	$(0.01)	$0.02	$(0.04)	$(0.07)
Diluted	$(0.01)	$0.01	$(0.04)	$(0.07)
Net loss per share from discontinued operations:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Net income (loss) per share:
Basic	$(0.01)	$0.02	$(0.04)	$(0.07)
Diluted	$(0.01)	$0.01	$(0.04)	$(0.07)
Net income (loss) per share attributable to common shareholders
Basic	$(0.01)	$0.02	$(0.04)	$(0.07)
Diluted	$(0.01)	$0.01	$(0.04)	$(0.07)

Shares used in per share calculations:
Basic	83,012,972	65,018,352	81,453,776	60,884,478
Diluted	83,012,972	86,008,025	81,453,776	60,884,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash Flows From Operating Activities:
Net loss	$(3,033,087)	$(4,169,723)
Add (deduct):
Gain on sale of discontinued operations – SoftBoard	-	(17,068)

Loss from continuing operations	(3,033,087)	(4,186,791)
Depreciation of equipment	145,570	108,876
Amortization of intangible assets	264,342	259,174
Option vesting valuation	483,999	975,590
Revaluation of warrants	-	1,436,112
Gain on disposal of fixed assets	-	6,243

Changes in current assets and liabilities:
Restricted cash	(175,946)	-
Accounts receivable	135,386	(4,336,704)
Inventory	(22,513)	393,457
Other current assets	79,184	59,827
Costs in excess of billings	335,125	(2,956,089)
Other assets	(583)	(3,488)
Cash overdraft	-	(942,436)
Accounts payable	(231,626)	2,899,709
Accrued payroll, taxes and benefits	145,325	1,342,703
Billings in excess of cost	128,656	(116,129)
Other current liabilities	(358,051)	28,521

Net cash used by continuing operations	(2,104,219)	(5,031,425)

Net cash provided by discontinued operations – SoftBoard	-	17,068

Net cash used by operating activities	(2,104,219)	(5,014,357)

Cash flows from investing activities
Purchases of fixed assets	(197,872)	(209,479)

Net cash used by investing activities	(197,872)	(209,479)

Cash flows from financing activities:
Borrowings on line of credit	28,888,454	36,559,951
Repayments on line of credit	(27,516,271)	(32,399,973)
Exercise of options and warrants	603,021	5,600
Repayments on notes payable	(253,849)	(368,315)
Repayments of notes payable, net	-	(224,730)
Borrowings on capital lease, net	83,369	-
Proceeds from private placement, net of direct costs	-	14,798,492

Net cash provided by financing activities	1,804,724	18,371,025

Net increase (decrease) in cash and cash equivalents	(497,367)	13,147,189

Cash and cash equivalents, beginning of period	2,193,308	729,017
Cash and cash equivalents, end of period	$1,695,941	$13,876,206

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$171,967	$343,324
Cash paid during the period for income taxes	$15,659	$-

Supplemental schedule of non-cash financing and investing activities:
Adjustments to acquired goodwill	$-	$14,281
Conversion of preferred to common	$-	$2,489,895
Exercise of warrants	$-	$1,640,591
Reduction of debt through issuance of common stock	$-	$262,677
Valuation of warrants issued in private placement	$-	$14,758,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

MICROFIELD GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 29, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 29, 2007.  The Company’s last fiscal year was the 53-week period ended December 30, 2006.  The Company’s second fiscal quarters in fiscal 2007 and 2006 were the 13-week periods ended June 30, 2007 and July 1, 2006, respectively.

Index

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

2.   Capital Stock

The Company has authorized 10,000,000 shares of Preferred stock, no par value. As of June 30, 2007 and December 30, 2006, the Company’s Series 2 preferred stock had been completely converted to common shares.  As of June 30, 2007 the Company’s Series 3 preferred stock had been completely converted to common shares.  As of December 30, 2006, the Company had 2,040 shares of Series 3 preferred stock issued and outstanding.  As of June 30, 2007 the Company’s Series 4 preferred stock had been completely converted to common shares.  As of December 30, 2006, the Company had 526 shares of Series 4 preferred stock issued and outstanding.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of June 30, 2007 and December 30, 2006, the Company had 83,292,416 and 79,023,905 shares of common stock issued and outstanding, respectively.

Series 3 Preferred Stock

The terms of the Series 3 preferred stock were as follows.

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

Conversion.  Each holder of any share(s) of Series 3 preferred stock may, at the holder's option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance.  Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock.  Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more.  In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature is being amortized over the conversion period of one year.  At June 30, 2007, the beneficial conversion feature associated with the Series 3 preferred stock was fully amortized.

Index

Voting Rights.  Each holder of Series 3 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.

Series 4 Preferred Stock

The terms of the Series 4 preferred stock were as follows.

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

Conversion.  Each holder of any share(s) of Series 4 preferred stock may, at the holder's option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance.  Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock.  Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more.  In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature is being amortized over the conversion period of one year.  At June 30, 2007, the beneficial conversion feature associated with the Series 4 preferred stock was fully amortized.

Voting Rights.  Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

Common Stock

During the six month period ended June 30, 2007, the Company issued an aggregate of 1,702,507 shares of common stock in exchange for common stock options exercised.    The Company also issued an aggregate of 2,566,004 shares of common stock in exchange for conversion of Series 3 and Series 4 preferred stock.

3.  Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At June 30, 2007 and July 1, 2006, 7,520,750 and 7,752,577 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

Index

A total of 362,500 options to purchase shares of the Company’s common stock were granted to employees and directors of the Company during the six months ended June 30, 2007.  Of these, 322,500 were issued in the second quarter of 2007.  The 362,500 options issued during the six months ended June 30, 2007 are forfeited if not exercised within five years.  Of this total, 100,000 options were granted to directors.  These 100,000 options were fully vested upon grant.  The remaining 262,500 options were issued to employees with under one year in service with the Company and do not vest for the first 12 months.  Following the first year vesting period the options become 25% vested, and then vest ratably over the following 36 months.  The weighted average per share value of the options granted in the six months ended June 30, 2007 was $0.83.  There were 245,188 common shares issued during the period at a weighted average of $0.34 per share as a result of option exercises.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.94	7,059,361	3.43	$0.51	5,270,507	$0.48
$1.76 - $2.70	461,388	4.11	$2.14	152,430	$2.27
	7,520,750	3.85	$0.61	5,422,937	$0.53

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	7,717,765	$0.44
Granted at market price	1,385,000	1.13
Granted at other than market price	240,000	0.38
Exercised	(265,188)	0.38
Cancelled or expired	(20,000)	1.25
Outstanding at December 30, 2006	9,057,577	$0.54
Granted	362,500	0.83
Exercised (Note 2)	(1,702,507)	0.32
Cancelled or expired	(196,820)	0.32
Outstanding at June 30, 2007	7,520,750	$0.61

The Company has computed the value of all options granted during fiscal 2007 and 2006 using the Black-Scholes pricing model as prescribed by SFAS No. 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 and July 1, 2006 was $284,197 and $497,342, respectively, and for the six months ended June 30, 2007 and July 1, 2006 was $483,999 and $975,590, respectively .

Index

Common Stock Warrants

In connection with an April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock.  Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008.  Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of June 30, 2007, the warrant holders have exercised 101,308 warrants in exchange for 101,308 shares of our common stock and 10,000 warrants remain outstanding.

In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock.  Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008.  Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902.  At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations.  At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above.  Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000.  The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.  As of June 30, 2007, the warrant holders have exercised 183,333 warrants in exchange for 183,333 shares of our common stock and 150,001 warrants remain outstanding.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Note 5), the Company is obligated to issue warrants to purchase the Company’s common stock.  According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding.  Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009.  Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513.  At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations.  As of June 30, 2007, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock, and 316,426 warrants remain outstanding.

Index

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI.  The warrants have a term of five years and an exercise price of $2.58 per share.  As of June 30, 2007, the warrant holders have not exercised any of these warrants.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of June 30, 2007, the warrant holders have exercised 54,235 warrants, for 42,274 shares of common stock, and 2,890,458 warrants remain outstanding.

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock.  The warrants have a term of five years and an exercise price of $3.00 per share.  As of June 30, 2007, the warrant holders have not exercised any of these warrants.

No warrants were exercised or forfeited during the three or six months ended June 30, 2007.

4.   Debt

Operating Line of Credit

As of June 30, 2007, the Company has a $10,000,000 credit facility, which was renewed for a year to March 2008.  At December 30, 2006, the Company had two lines of credit with this lender for a total borrowing availability of $9,000,000.  The two lines were combined and expanded to $10,000,000 in January 2006.  This facility is renewed annually.  Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 5% and are collateralized by accounts receivable.  The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors.  Subject to these limitations, and other accommodations, the Company had potential available borrowing capacity at June 30, 2007 of $1,680,000.  As of June 30, 2007 and December 30, 2006, borrowings of $5,084,107 and $3,710,905, respectively, were outstanding under the Company’s facilities with this lender.  The Company was in compliance with the terms of the borrowing facility at quarter end.

The Company has a second loan facility which is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of June 30, 2007 and December 30, 2006, there was $118,397 and 119,416, respectively, outstanding under this line.  The Company was in compliance with the terms of this line of credit at June 30, 2007.

Long Term Debt

The Company had notes payable outstanding at June 30, 2007 and December 30, 2006.  The total amount of these debts and their terms are summarized below.

Index

	June 30, 2007	December 30, 2006

Techni-Cal Enterprises, Inc. promissory note effective July 8, 2005 in the amount of $220,000 with a $40,000 principal payment due at signing, monthly principal payments of $5,000 due beginning August 1, 2005 through July 1, 2006, and monthly principal payments of $10,000 beginning August 1, 2006 through July 1, 2007. This is a non-interest bearing Note.	$10,000	$70,000

Automotive Rentals, Inc. Motor Vehicle Capital Lease agreement effective March 1, 2007 for five Ford E-350 Electrical Service vans. The Lease term is 60 months and payments are due on the 15th of each month beginning in April 2007. The monthly payments total $2,560.20 per month for all five vehicles. The interest rate is 6.375% per annum.	83,466	-

Automotive Rentals, Inc. Motor Vehicle Capital Lease agreement effective March 21, 2005 and April 1, 2005 for 1999 International and Ford F-350, respectively. The lease terms are 36 months and 50 months, respectively, with payments due on the 24th of each month beginning in April 2005. The monthly payments vary by vehicle over the length of the lease from $1,800 to $2,000 and $700 to $800, respectively. The interest rates are 3.625% and 3.875% per annum, respectively.	29,027	43,910

Christenson Leasing Company, LLC First Addendum to Tenant Improvements Capital Lease agreement effective March 1, 2005. principal and interest payments of $7,940 are due on the first day of each month beginning March 2005 and lasting through December 2007. The interest rate is 12% per annum.	46,020	89,369

US Bank Term Loan Note effective July 21, 2005 in the amount of $1,900,000. Monthly interest payments of the prime rate plus 1.5% are due on the first day of each month beginning in August 2005 through July 2008. Principal payments of $22,619 are due on the first day of each month beginning on August 2005 through July 2008. A balloon payment for the remaining amount is then due in August 2008.	1,382,442	1,518,156

Total debt	1,550,955	1,721,435
Less current portion	(375,799)	(460,576)

Long term debt	$1,175,156	$1,260,859

Aggregate maturities of long-term debt as of June 30, 2007 are as follows:

Fiscal Year	Amount
Twelve months ended June 29, 2008	$375,799
Twelve months ended July 4, 2009	1,142,947
Twelve months ended July 3, 2010	25,773
Thereafter	6,436
$1,550,955

Index

5.   Related Party Transactions

The Company has a number of promissory notes and lease obligations owing to related parties.  The following table lists the notes and obligations outstanding at June 30, 2007 by related party.

Related Party	Type of Obligation	Maturity Date	Amount of Obligation	Monthly Payment
Christenson Leasing LLC(a)	T. I. lease	December 2007	$46,020	$7,940
Christenson Leasing LLC(a)	Equipment lease	December 2007	-	(d)60,000
Rod Boucher	Bond guarantee fees	Open obligation	-	(b)various
Mark Walter	Bond guarantee fees	Open obligation	-	(b)various
Destination Microfield, LLC	Vehicle lease	December 2007	-	(c)46,350
William C. McCormick	Bond guarantee fees	Open obligation	-	$ (e)2,413
John B. Conroy	Note receivable	September 2005	$66,250	-

(a)	Robert J. Jesenik, a significant shareholder of Microfield and a former director owns a significant interest in this entity.
(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.
(c)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on June 30, 2007.
(d)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.
(e)	These indemnity fees are payments made on a standby letter of credit which is in place to guarantee payments to vendors on a specific job.

Terms and conditions of each of the notes and agreements are listed below.

Bond Guarantee Fees

Mark Walter/Rod Boucher
A certain number of CEI construction projects require us to maintain a surety bond.  The bond surety company requires an additional guarantee for issuance of the bond.  We have agreements with Mark Walter, our President and Rod Boucher, our CEO, under which at quarter end pays Walter and Boucher between $1,000 and $4,000 per month for their personal guarantees of this bond liability.  The guarantee fee is computed as 10% of the open liability under bonds issued for CEI.

William McCormick
Certain construction projects within CEI required standby letters of credit.  Our Chairman of the Board of directors has provided a letter of credit in the amount of $193,000, for which he is paid an indemnity fee.  Under the letter of credit agreement, Mr. McCormick is paid a fee of 15% per annum of the open liability of the issuer of the letter of credit, plus 1% of the gross profit of the job requiring the letter of credit.  The open liability fee is calculated and paid monthly.

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

Master Vehicle Lease Agreements

We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC.  Destination Microfield, LLC is partially owned by William C. McCormick.   In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006.  This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease.  In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007.  The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate.  The monthly payment in effect on June 30, 2007 is $46,350.  This adjustment is made on an annual basis.

Note receivable

In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share.  Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares.  On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy.  The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937.  Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006.  Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003.  At June 30, 2007, accrued interest receivable under this note totaled $26,519.  We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years.  In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

Index

6.   Amortization of Purchased Intangible Assets

The following table presents details of the purchased intangible assets as of June 30, 2007 and December 30, 2006:

	June 30, 2007	December 30, 2006
Intangibles purchased in 2003
Christenson Technology customer lists	$663,305	$663,305
Christenson Technology trade name	872,771	872,771

Intangibles purchased in 2005
Christenson Electric customer relationships	1,687,335	1,687,335
Christenson Electric trade name	758,356	758,356
EnergyConnect developed technology	2,390,667	2,390,667

	6,372,434	6,372,434
Less accumulated amortization	(1,170,689)	(906,347)

	$5,201,745	$5,466,087

The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name will be tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings.   Customer lists relative to the CTS base of customers was determined to have a six-year life.  The CEI customer relationship was determined to have a ten-year life, and the developed technology has an estimated useful life of ten years.

Amortization of intangible assets included as a charge to income was $132,171 and $264,342 for the three and six months ended June 30, 2007, respectively.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Twelve months ending	Amortization Expense
June 2008	$518,351
June 2009	518,351
June 2010	426,225
June 2011	407,800
June 2012 and beyond	1,799,891
Total	$3,570,618

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

Summarized financial information by line of business for the three and six months ended June 30, 2007, and July 1, 2006, as taken from the internal management system previously discussed, is listed below.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue
Construction services	$14,549,106	$23,985,295	$26,080,597	$38,991,914
Energy transactional and redistribution services	3,117,329	313,144	5,717,491	1,139,691

Total revenue	$17,666,435	$24,298,439	$31,798,088	$40,131,605

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Gross Profit (Loss)
Construction services	$2,871,711	$2,856,767	$4,785,737	$5,709,893
Energy transactional and redistribution services	616,833	(17,102)	1,048,996	(96,724)

Total gross profit	$3,488,544	$2,839,665	$5,834,733	$5,613,169

Index

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Operating Income (Loss)
Construction services	$478,065	$482,378	$50,067	$840,721
Energy transactional and redistribution services	(551,111)	(764,932)	(1,130,781)	(1,480,387)
Corporate	(763,316)	(809,441)	(1,528,007)	(1,505,777)

Total operating income (loss)	$(836,362)	$(1,091,995)	$(2,608,721)	$(2,145,443)

As Of June 30, 2007
Assets
Construction services	$23,598,839
Energy transactional and redistribution services	31,865,319
Corporate	623,129

Total assets	$56,087,287

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Capital Expenditures
Construction services	$16,993	$90,202	$171,554	$209,479
Energy transactional and redistribution services	22,203	-	26,318	-
Corporate	-	-	-	-

Total capital expenditures	$39,196	$90,202	$197,872	$209,479

The net operating income (loss) data listed above includes the effects of S, G & A expense, depreciation, amortization, charges for goodwill impairment and the write-off of intangible assets.  The following tables disclose those amounts for each segment.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Operating Expenses
Construction services	$2,393,646	$2,374,240	$4,735,670	$4,869,171
Energy transactional and redistribution services	1,167,944	747,979	2,179,777	1,383,663
Corporate	763,316	809,441	1,528,007	1,505,778

Total operating expense	$4,324,906	$3,931,660	$8,443,454	$7,758,612

Index

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Depreciation, Amortization and Write-off of Intangibles
Construction services	$134,558	$120,642	$275,384	$245,969
Energy transactional and redistribution services	67,847	59,767	134,528	122,081
Corporate	-	-	-	-

Total depreciation, amortization, and write off of Intangibles	$202,405	$180,409	$409,912	$368,050

There were no inter-company sales in the three and six months ended June 30, 2007 and July 1, 2006.  All of the Company’s assets as of June 30, 2007 and July 1, 2006, were attributable to U.S. operations.

9. Business Concentration

Revenue from two (2) major customers, which accounted for greater than 10% of total sales, approximated $5,561,000 and $5,501,000 or 17% of sales each for the six month period ended June 30, 2007.  The smaller of these two amounts was from PJM, which runs the largest electric grid in the United States, and is also a customer in the ECI subsidiary.  This revenue is the result of multiple participating electric consumers who executed energy transactions that were aggregated and billed to PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM remits payment.  Of these participants, there are none whose transactions totaled 10% or more of our revenue in the six months ended June 30, 2007.

Total accounts receivable of $1,234,000 or 14% of total accounts receivable was due from these customers as of June 30, 2007.

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

We have the ability to deliver the following products and services:

•	Electrical and systems engineering and design
o	Controls, lighting, and cabling
o	Building electric service
o	Solar, wind, distributed generation, and substations
o	Information technology networks
o	Telecommunications, computer telephony, and integrated systems
o	Life safety and security systems
o	Redistribution in malls and shopping centers
•	Construction, maintenance, inspection, and upgrades
o	Integrated building controls, wiring, and cabling
▪	HVAC
▪	Lighting
▪	Life safety systems
o	Telecommunications systems integration and infrastructure
▪	Computer telephony integration
▪	Digital Video CCTV systems
▪	Enterprise security systems
▪	Wireless networking solutions
▪	Information technology networks
▪	Voice / data systems
o	Electrical construction service
▪	Buildings and industrial systems
▪	Substations
▪	Wind farms, solar collectors, and distributed generation
▪	Redistribution in malls and shopping centers
•	Software development
o	Commercial building energy data management, data acquisition, and modeling
o	Regional grid data monitoring, data management, and price forecasting
o	Electric consumer transactional interface, wholesale products, and transaction management
o	Settlement systems and related protocols
•	Electric Power Transactions
o	Service electric energy, capacity, and reserve needs of regional electric grids
o	Service wholesale electric markets to improve electric supply and delivery efficiencies
o	Enable commercial building owners, universities and industrial consumers to contribute to these services
o	Rapidly expand the awareness and use of these services through partnerships with large energy management firms

CEI has been focused on electrical and technology products and services to customers in the Portland and Eugene, Oregon markets and the southwest Washington State markets.  With the acquisitions in 2005 the Company’s footprint for coordinating, managing, directing, and/or supervising services to energy consumers is being expanded to include additional regions in the US.  CEI also provides electrical design and construction services to utilities, grid operators and electric power generation companies nationally.  ECI enables buildings and industrial electric consumers to contribute to the wholesale electric market, provides the transaction technologies and processes to integrate consumers into the wholesale electric market, and uses these capabilities to service regional electric grid operators with energy, capacity, reserves, and related needs.  Integrating CEI and ECI combines the breadth of services needed to deliver full service solutions to our customers.

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

ECI provides wholesale electric market transaction services to regional electric grids.  Selected needs of electric grid operators, including energy, capacity, and reserves have been formed into products that can be delivered through ECI systems to the grid.  ECI technologies, processes, and services enable buildings and electric consumers to contribute to such wholesale services at levels and with complexities of service never before achieved.  It is anticipated ECI transaction services will increase the need for many of the services supplied by CEI.

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

Revenue. Sales personnel and project managers are responsible for obtaining work to be performed by us. Subsidiary revenues are reviewed each day by the Presidents of each subsidiary and the assigned financial officer.  Bookings are reviewed weekly by the Chief Executive Officer, the Subsidiary Presidents, the Chief Financial Officer, and the management team.  Monthly revenue for the prior month by subsidiary is examined in detail by the executive team.  Appropriate actions are taken based on these daily, weekly, and monthly reviews.

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

Cash Requirements. We focus on cash daily, through a series of meetings that highlight cash received from borrowings on the prior day’s billings, cash required to fund daily operating needs, cash received from customers and several other factors that impact cash. We review accounts receivable reports, ineligible receivables and accounts payable reports in conjunction with preparing a daily cash flow schedule that projects and tracks all cash sources and uses. Our management use this information in determining cash requirements.

Longer term cash needs are reviewed on a weekly basis by our CEO, President, CFO, Controller and the EnergyConnect President. These meetings are used to determine whether we may need to enter into additional financings or debt agreements to satisfy longer term cash requirements.

Research and Development.  Research and Development expense related to development of proprietary tools and software used in the business is budgeted each year in advance. The CEO, ECI’s President, and the Senior Vice President of System Development review expenses monthly to determine and authorize any deviations from budget. .

Customer service. We consider our reputation as one of our most valuable assets. Much of the revenue in our Christenson subsidiary is based either on repeat business or referrals from our loyal customer base. We review service issues and any customer feedback continually to ensure continued customer satisfaction through timely and high quality work. The same attention to customer needs and satisfaction will be integral to EnergyConnect’s business as that business continues to grow.

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

Business Characteristics.

Revenue. We generate revenue by performing electrical service work, technology infrastructure design and installation, and through transactions we manage between energy users and regional electric grid operators. Christenson’s projects are obtained by our sales force and project managers. These projects come from direct solicitation of work, the bidding process, referrals, regular maintenance relationships and repeat customer projects.  EnergyConnect’s revenues from transactions are driven primarily by the acquisition of energy consumers to participate in our programs and support delivery of increasing amounts of service to regional grid operators.  Acquisition of such participants is an education intensive process dominated by relationship building.  Business comes from direct sales, referrals, partners, and joint service arrangements.

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

Index

The board of directors reviews both short and long range business plans and projections, and implements funding strategies based on the cash needs produced in the projections. These projections are reviewed quarterly and changes are made if needed.

Opportunities and Risks. Some of the significant business risks we face, among others, include seasonality in revenue, timing of large wind project awards, tight supply of products used in certain industries affecting our projects, interruption in the flow of materials and supplies, changes in laws that allow for tax credits, interruption of our work force through disagreements with our union, business contraction and expansion caused by the economy, and wholesale power market prices.

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

Business Goal Attainment.

We have been investing in building EnergyConnect’s revenue base, which has taken more time and effort than previously anticipated.  These efforts within ECI have increased the first two quarters of revenue substantially over prior year quarterly revenues.  We anticipate that as more of our efforts are concentrated on educating our participant base within ECI, revenue should continue to build on a year over year basis.  Our goal for profitability in Christenson remains a priority.  While CEI’s second quarter operating profit has also produced an operating profit for the six months through June 30, 2007, not having obtained a large wind project yet in 2007 has impacted the profit levels we anticipated to have in CEI at this point in the year. Our goals for net profitability within Christenson for 2007 remain.  Achieving this will depend on our ability to secure additional projects and keep our gross margins as high as possible.

Trends.

A large portion of our Christenson business is closely tied to the economy. In a down economy, our work becomes more dependent on repeat business from ongoing customer relationships. When the service, manufacturing and retail industries aren’t expanding, our service projects are more focused toward changes, adds, moves, and fixes within this customer base. With the new customer base obtained from the acquisitions in 2005, we are experiencing more seasonality in our revenue base.   A large portion of CEI’s business is impacted by the weather.  Wind farms are located in areas of the country where the weather usually becomes severe in the winter, limiting or preventing work on those projects during the severe winter months.  Also, the number of wind projects commencing in the U. S. has put pressure on the supply of wind turbines and other related parts.

EnergyConnect’s business can be greatly affected by wholesale electric energy prices that fluctuate with weather, natural gas prices, and electric system conditions.   A recent trend in ECI’s industry is the growing awareness of demand response and the competition that awareness has created.  While there are a handful of companies in the demand response arena, there are many segments in which companies are generating revenue.  EnergyConnect generates the majority of its revenue in the energy market programs which allow companies to enter the wholesale energy markets on an hourly basis each day.  The two largest companies in the demand response market generate the majority of their revenue either from hardware sales or from capacity market programs. Capacity market programs involve making a commitment to curtail electricity use when requested by their electric grid.  For that commitment, these companies are paid a monthly reservation fee, which is their base of revenue.  Through the six months ended June 30, 2007, these capacity programs produced a small percentage of EnergyConnect’s revenue.

Index

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

Inventories and reserves for shrinkage and obsolescence

We adjust inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At June 30, 2007, the allowance for inventory obsolescence was $60,000 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of our inventory and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.

Bad debt reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2007, the allowance for doubtful accounts was $212,000. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of June 30, 2007, and the potential that some of these accounts may be uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

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

Index

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

During the fiscal year 2006, both of the warrant liabilities were reclassified to equity as a result of the effective registration of the underlying shares and warrants issued in both of the private placements.  These derivative instruments were revalued on the date each of the registrations was declared effective, with the incremental revaluation amount recorded as a gain in the consolidated statement of operations.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Results of Operations

The financial information presented for the three and six months ended June 30, 2007 and July 1, 2006, represents activity in Microfield Group, Inc. and its wholly-owned subsidiaries, CEI and ECI.

Sales.  Revenue for the three months ended June 30, 2007 was $17,666,000 compared to $24,299,000 for the three months ended July 1, 2006.  This decrease in revenue between the second quarters of 2007 and 2006, is primarily the result of the lack of any revenue from a wind project in the current period, and from lower levels of revenue within the electrical service division of CEI.  Sales within CEI for the second quarter of 2007 totaled $14,549,000 compared to $23,985,000 in the second quarter of 2006.  Revenues within ECI were $3,117,000 for the second quarter of 2007 compared to $313,000 for the second quarter 2006.  This ten-fold increase in year-over-year quarterly revenue in ECI represents both increased usage of services and growth of the participant base within ECI.

Sales to two customers comprised 39% of the Company’s total sales for the three months ended June 30, 2007.  There were sales to one customer that comprised 23% of total revenue in the three months ended July 1, 2006.

Revenue for the six months ended June 30, 2007 was $31,798,000 compared to $40,132,000 for the six months ended July 1, 2006.  Sales within CEI and ECI for the six month period in 2006 totaled $26,081,000 and $5,717,000, respectively.  Revenue for the six months ended July 1, 2006 for CEI and ECI was $38,992,000 and $1,140,000, respectively.  There were sales to two customers that comprised 35% of total revenue in the six months ended June 30, 2007.  There were sales to one customer during the six months ended July 1, 2006 that comprised 22% of the Company’s total sales for that period.

Cost of Sales.  Cost of sales totaled $14,178,000 (or 80.3% of sales) for the fiscal quarter ended June 30, 2007, compared to $21,459,000 (or 88.3% of sales) for the same period in the prior year.  This decrease in costs coincides with the lower levels of sales in the current year quarter, Cost of sales for the six months ended June 30, 2007 was $25,963,000 compared to $34,518,000 for the six months ended July 1, 2006.  Cost of sales includes the cost of labor, products, supplies and overhead used in providing electrical and technology services.

Index

Gross Profit.  Gross profit for the three months ended June 30, 2007 was $3,488,000 (or 19.7%) compared to $2,840,000 (or 11.7%) for the same period in 2006.  This increase in gross margin of 8.0% of total sales is due primarily to lower margin business associated with the wind projects that were are large portion of the revenue in 2006.  Additionally, margins were higher within the CEI service and cabling divisions as management of those divisions increased efforts to produce better margins in light of lower revenue.  These efforts included the addition of a materials management person which has resulted in the purchase of electrical components at significantly better prices.  The Company also took a $400,000 reserve in 2006 for a dispute on a power transmission project that was in process at the time of the acquisition of CEI.   Gross profits for CEI and ECI for the three months ended June 30, 2007 were $2,872,000 (or 19.7% of sales) and $617,000 (or 19.8% of sales), respectively.

Gross profit for the six months ended June 30, 2007 was $5,835,000 (or 18.3%) compared to $5,613,000 (or 14.0%) for the same period in 2005.

Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s customers, as well as the Company’s ability to control costs.  It is the Company’s goal to sustain higher levels of gross margins through continuing cost reduction efforts, diligent management oversight of project costs, and through an emphasis on obtaining work projects and new transactional service agreements at higher gross margin levels.

Operating Expenses.  Operating expenses were $4,325,000 (24.5% of sales) for the three months ended June 30, 2007, compared to $3,932,000 (16.2% of sales) for the three months ended July 1, 2006.  This increase is primarily due to added personnel costs in ECI as we continue to invest in the sales force needed to build ECI’s revenue base.  The percentage of operating expenses to sales increased due to the lower revenue in the current quarter.  Operating expenses are comprised mainly of payroll costs, facilities and equipment rent, outside services, insurance, utilities and depreciation.  Personnel costs, which include salary, payroll taxes, fringe benefits, recruiting and training totaled $2,500,000 for the three months ended June 30, 2007 compared to $2,218,000 in the three months ended July 1, 2006. Personnel costs in CEI decreased to $1,408,000 in the second quarter of 2007 from $1,460,000 in the second quarter of 2006.   Personnel costs in ECI for the current quarter increased to $836,000 compared to $322,000 in the prior year’s second quarter.  The remaining personnel costs were charged as corporate costs in the parent company.

Total facilities rents for the three months ended June 30, 2007 were $321,000.  This is compared to $287,000 of rent incurred in the three months ended July 1, 2006.  Outside services, professional fees, insurance, utilities and depreciation for the three months ended June 30, 2007 totaled $626,000, compared to $684,000 for the three months ended July 1, 2006.  The decrease is due to reduced legal fees during the current quarter associated with the transfers of stock by multiple shareholders, and the legal opinions associated with those transfers.  These costs totaled $76,000 in the second quarter 2006 compared to none in the second quarter of 2007.

Operating expenses were $8,443,000 (26.6% of sales) for the six months ended June 30, 2007, compared to $7,759,000 (19.3% of sales) for the six months ended July 1, 2006.  The increase is due to higher personnel costs of $788,000 associated with building the sales force in ECI, $173,000 of charges for Sarbanes Oxley compliance of which there was none in the first six months of 2006, and also due to $242,000 in equipment lease charges that were reported in cost of sales in the prior year’s six month statement of operations..  Operating costs were also affected by the charge for stock based compensation, which was $483,999 for the six months ended June 30, 2007, compared to $975,590 in the six months ended July 1, 2006.

Interest Expense.  Net interest expense was $187,000 for the three months ended June 30, 2007, compared to $322,000 for the three months ended July 1, 2006. The Company’s debt levels were much lower in the second quarter of 2007 compared to the levels of debt in the second quarter of 2006.  Net interest expense was $359,000 for the six months ended June 30, 2007 compared to $845,000 for the six months ended July 1, 2006.  The Company recorded $321,000 in non-cash interest expense associated with the warrant cost under the terms of the Destination Capital note in the six months ended July 1, 2006.  Excluding the effect of these non-cash interest charges, interest expense was $463,000 for the six months ended  July 1, 2006.

Index

Derivative income/expense.  The Company had no derivative income or expense in 2007, but recorded derivative expense of $1,436,000 in the first six months of 2006.  This was the result of the re-valuation of a warrant obligation initially recorded in the October 2005 private placement.  In accordance with SFAS 131, this warrant obligation was required to be marked-to-market at the end of each reporting period, with the resulting increase or decrease in its value being recorded as derivative income or expense in the Company’s consolidated statement of operations for that period.  These derivative amounts are recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the consolidated balance sheet.  The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce derivative expense or derivative income as the Company’s stock price increases or decreases, respectively.

Gain / Loss From Discontinued Operations

Discontinued operations are comprised of a royalty from the sale of the SoftBoard business.  The SoftBoard business was sold in 2000.  As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products.  These royalties are listed in the income statement under “Gain on sale of discontinued operations.”  The amount of $17,068 received in the first quarter 2006 was the last payment to be received by the Company under the royalty agreement.

Income Taxes.  There was a small provision for income taxes for the three and six months ended June 30, 2007 due to minimum income taxes due to various state tax agencies in those periods.  No federal tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods.  The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At June 30, 2007, the Company had positive working capital of approximately $828,000 and its primary source of liquidity consisted of cash and its operating line of credit.

Accounts receivable decreased to $8,970,000 at June 30, 2007 from $9,105,000 at December 30, 2006.  Company receivables are net of an allowance for doubtful accounts of $212,000 and $195,000 at June 30, 2007 and December 30, 2006, respectively.  Management expects these receivables to remain fairly constant as a percentage of sales in year over year comparisons, decreasing slightly as efficiencies in the billing and collection processes are achieved.  At June 30, 2007, one customer’s outstanding receivable balance accounted for 14% of total outstanding accounts receivable.

Inventory increased to $536,000 at June 30, 2007 from $513,000 at December 30, 2006 due to normal fluctuations in inventory between the summer and winter period ends.  This balance mainly includes inventory used in the electrical services business.  The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers.  The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases.

The Company recorded costs in excess of billings, which reflect those costs incurred on construction and services, which have not yet been billed to customers.  This amount decreased to $2,015,000 at June 30, 2007 from $2,350,000 at December 30, 2006.  This amount should remain relatively constant as a percentage of sales on an ongoing basis.

Property and equipment, net of depreciation increased by $52,000 to $711,000 at June 30, 2007, compared to $659,000 at December 30, 2006.  This increase was due primarily to the purchase of computer equipment associated with the company’s increases in headcount, less normal depreciation on fixed assets.  The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.

Index

Accounts payable decreased by $199,000 to $4,864,000 at June 30, 2007 from $5,063,000 at December 30, 2006.  This decrease is due to normal fluctuations in levels of payables associated with activity at the end of the second quarter compared to the activity levels at December 30, 2006.  Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company.

Accrued payroll, payroll taxes and benefits were $1,804,000 at June 30, 2007.  These amounts consist primarily of union and non-union payroll, and payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations.  This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company reflecting the increased or decreased activity levels, and as such, represents a main cash use of the Company’s funds.  These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.

The main bank line of credit was approximately $5,202,000 at June 30, 2007 compared to a balance of $3,830,000 at December 30, 2006.  This lending facility is a primary source of funds for the Company.  Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company.  As receivables are collected daily, those funds are used to pay down the facility.  The facility has a limit of $10,000,000 and borrowings are based on 80% of eligible accounts receivable.  Accommodations have occasionally been made to increase the borrowings by including a higher advance rate percentage plus including a portion of work in process in the borrowing base.

The Company had no commitments for capital expenditures in material amounts at June 30, 2007.

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

Index

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that  evaluation, and the remediation of material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of such period,  our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management has undergone an intensive process of identifying and remediating deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

In response to these internal control deficiencies identified in prior periods, the Company dedicated resources to remediate the above mentioned deficiencies.  The Company did successfully remediate the following internal control deficiencies in 2006:  accounts reconciliation, timely closing of monthly books and records, review of accounting reconciliations, proper training of personnel, fixed asset tracking procedures, and accounts receivable aging procedures.  The Company continued its improvement of controls and procedures over revenue recognition, and the cash disbursement and liability recognition deficiencies in the current fiscal year, and believes that such deficiencies have been remediated.

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

Index

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

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concluded that, as of December 30, 2006, our internal control over financial reporting was not effective.

Management has corrected many significant weaknesses and made significant progress in correcting these material weaknesses.  The Company will continue to dedicate significant personnel and financial resources to the ongoing remediation and control maintenance efforts.  Management expects that the remediation efforts it has made will result in the finding that there are no longer material weaknesses in the Company’s controls and procedures.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Among the changes in internal controls that have been implemented in the past several periods are:

Revenue recognition
•	Criteria and procedures established defining approved customer contracts

•	Control function established to review and monitor compliance to new procedures

•	Improved document control and file check out procedures

•	Procedure established defining consistent percentage completion Gross Margin estimation process

Cash disbursements and liability recognition
•	Document control system established and monitored for compliance

•	Cut off procedures formalized and consistently applied

•	Centralized departmental budgets and accountability established

•	Purchasing procedures have been formalized and implementation has been completed

•	Procedures instituted to provide for appropriate separation of duties

Other
•	Procedures established and personnel assigned to reconcile key accounts on a timely basis

•	Control function added to review reconciliations

•	Control evidence records and procedures for each job function

•	Timely and frequent project reviews

Index

•	Timely closing and review of books and records

•	Deadlines imposed for period end closings

To correct the material weakness, checklists have been developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and review. Specific checklists have been developed for non-quarter end months, quarter end months and the annual close. These checklists were developed and have been implemented in the first and second quarter 2007 close processes and utilized in the preparation of this Quarterly Report.

The Company’s officers have been working with the Board of Directors to address recommendations from the Company’s registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. Management expects that these new procedures will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, which will timely alert the CEO to material information relating to the Company required to be included in the Company’s Exchange Act filings.

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

Index

If We Experience Continuing Losses and Are Unable to Obtain Additional Funding Our Business Operations Will beHarmed and If We Do Obtain Additional Financing Our Then Existing ShareholdersMay Suffer Substantial Dilution.

Additional capital may be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	There have been no purchases of common stock by the Company or its affiliates during the quarter ended June 30, 2007

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders’ meeting on June 26, 2007.  There were present at the meeting in person or by proxy shareholders of the Corporation who were the holders of 66,091,092 (79%), shares of Common Stock entitled to vote thereat constituting a quorum.  There was one issue upon which shareholders were asked to vote.

Index

1.	Election of directors.

The following nominees were elected by the following vote count.

	Votes For	Votes Against	Votes Withheld

William C. McCormick	64,019,997	-	2,071,095
Rodney M. Boucher	64,020,797	-	2,070,295
A. Mark Walter	64,020,697	-	2,070,395
Gene Ameduri	64,020,697	-	2,070,395
Michael W. Stansell	64,020,015	-	2,071,077
Gary D. Conley	65,959,228	-	131,864
Kurt Yeager	65,911,415	-	179,677

Item 5.  Other Information

None

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

99.1           Press release of financial results incorporated by reference to Form 8-K  filed August 9, 2007

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 9, 2007

MICROFIELD GROUP, INC.

By: /s/ Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer
(Principal Executive Officer)