Form 10-Q
period 2007-09-29
MICROFIELD GROUP INC
filed 2007-11-08
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.  ☐Yes  ☒No

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes  ☒No

The aggregate market value of voting stock held by non-affiliates of the registrant at September 29, 2007 was
$63,798,483 computed by reference to the average bid and asked prices as reported on the Nasdaq Bulletin Board Market.

The number of shares outstanding of the Registrant's Common Stock as of September 29, 2007 was 83,317,416 shares.

MICROFIELD GROUP, INC.

FORM 10-Q

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 29,	December 30,
	2007	2006
Current assets:
Cash and cash equivalents	$1,125,900	$2,193,308
Certificates of deposit	698,899	351,476
Accounts receivable, net of allowances of $214,000 and $195,000	10,520,414	9,105,485
Inventory, net of allowances	617,704	513,127
Costs in excess of billings	2,674,188	2,350,338
Other current assets	334,352	437,103
Total current assets	15,971,457	14,950,837

Property and equipment, net	750,866	659,295
Intangible assets, net (Note 6)	5,069,574	5,466,087
Goodwill	35,977,047	35,977,047
Other assets	94,664	94,081
	$57,863,608	$57,147,347

Current liabilities:
Accounts payable	$5,487,321	$5,063,271
Accrued payroll taxes and benefits	2,206,063	1,659,193
Bank line of credit (Note 4)	5,109,719	3,830,321
Current portion of notes payable (Note 4)	1,387,192	460,576
Billings in excess of costs	919,142	899,071
Other current liabilities	-	358,051
Total current liabilities	15,109,437	12,270,483

Long-term liabilities:
Long term notes payable (Note 4)	71,430	1,260,859
Total long-term liabilities	71,430	1,260,859

Commitments and contingencies
Shareholders’ equity :
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 0 and 2,040 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively (Note 2)	-	856,670
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 0 and 526 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively (Note 2)	-	174,423
Common stock, no par value, 225,000,000 shares authorized, 83,317,416 and 79,023,905 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively (Note 2)	115,347,959	113,067,867
Common stock warrants (Note 3)	36,178,218	36,178,218
Accumulated deficit	(108,843,436)	(106,661,173)
Total shareholders’ equity	42,682,741	43,616,005
	$57,863,608	$57,147,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Sales	$20,207,386	$20,662,728	$52,005,473	$60,794,333
Cost of goods sold	15,057,247	19,451,853	41,020,602	53,970,289
Gross profit	5,150,139	1,210,875	10,984,871	6,824,044

Operating expenses
Sales, general and administrative	4,196,592	3,066,672	12,156,046	9,849,694
Stock-based compensation (Note 3)	184,444	271,736	668,443	1,247,326
Income (loss) from operations	769,103	(2,127,533)	(1,839,618)	(4,272,976)

Other income (expense)
Interest expense, net	(172,369)	(928,580)	(500,521)	(1,773,412)
Derivative income (expense)	-	9,755,843	-	8,319,107
Other income (expense), net	254,091	(46,386)	173,535	193,834
Income (loss) before provision for income taxes	850,825	6,653,344	(2,166,604)	2,466,553

Provision for income taxes	-	-	(15,659)	-
Income (loss) from continuing operations	850,825	6,653,344	(2,182,2633)	2,466,553

Discontinued operations:
Gain on sale of discontinued operations	-	-	-	17,068

Net income (loss)	$850,825	$6,653,344	$(2,182,263)	$2,483,621

Net income (loss) per share from continuing operations:
Basic	$0.01	$0.09	$(0.03)	$0.04
Diluted	$0.01	$0.08	$(0.03)	$0.03

Net loss per share from discontinued operations:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Net income (loss) per share:
Basic	$0.01	$0.09	$(0.03)	$0.04
Diluted	$0.01	$0.08	$(0.03)	$0.03

Net income (loss) per share attributable to common shareholders	$0.01	$0.09	$(0.03)	$0.04
Basic
Diluted	$0.01	$0.08	$(0.03)	$0.03

Shares used in per share calculations:
Basic	83,135,867	74,531,401	82,023,503	65,433,453
Diluted	86,052,443	82,026,176	82,023,503	72,928,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash Flows From Operating Activities:
Net loss	$(2,182,263)	$2,483,621
Add (deduct):
Gain on sale of discontinued operations – SoftBoard	-	(17,068)

Loss from continuing operations	(2,182,263)	2,466,553
Depreciation of equipment	210,923	176,446
Amortization of intangible assets	396,513	388,762
Option vesting valuation	668,443	1,247,326
Revaluation of warrants	-	(8,319,107)
Issuance of shares for delayed filing	-	822,126
Gain on disposal of fixed assets	-	5,454

Changes in current assets and liabilities:
Restricted cash	(347,423)	-
Accounts receivable	(1,414,929)	(2,909,748)
Accounts receivable-related party	-	20,904
Inventory	(104,577)	111,147
Other current assets	102,751	4,978
Costs in excess of billings	(323,850)	(1,884,114)
Other assets	(583)	(66,681)
Accounts payable	430,613	(386,699)
Accrued payroll, taxes and benefits	546,870	326,806
Billings in excess of cost	20,071	(291,875)
Other current liabilities	(358,051)	(78,878)

Net cash used by continuing operations	(2,355,492)	(8,366,600)

Net cash provided by discontinued operations – SoftBoard	-	17,068

Net cash used by operating activities	(2,355,492)	(8,349,532)

Cash flows from investing activities
Purchases of fixed assets	(302,495)	(397,363)

Net cash used by investing activities	(302,495)	(397,363)

Cash flows from financing activities:
Increase (decrease) in cash overdraft position	-	(942,436)
Borrowings on line of credit	44,462,692	73,867,430
Repayments on line of credit	(43,183,294)	(74,347,911)
Exercise of options and warrants	613,021	5,600
Repayments on notes payable	(361,882)	(1,034,934)
Repayments on notes payable – related party	-	(757,653)
Borrowings on note payable – related party	-	41,966
Borrowings on capital lease, net	99,069	-
Proceeds from private placement, and other	(39,027)	13,588,492

Net cash provided by financing activities	1,590,579	10,420,554

Net increase (decrease) in cash and cash equivalents	(1,067,408)	1,673,659

Cash and cash equivalents, beginning of period	2,193,308	729,016
Cash and cash equivalents, end of period	$1,125,900	$2,402,675
Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$556,361	$1,089,024
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Adjustments to acquired goodwill	$-	$(52,241)
Conversion of preferred to common	$1,031,093	$3,018,110
Conversion of warrant liability to common	$-	$13,229,360
Non-cash exercise of warrants	$-	$1,640,591
Reduction of debt through issuance of common stock	$-	$262,677
Valuation of warrants issued in private placement	$-	$14,758,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICROFIELD GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-and nine-month periods ended September 29, 2007, are not necessarily indicative of the results that may be expected for the year ended December 29, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current presentation. These reclassifications had no effect on reported net income (loss).

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 29, 2007.  The Company’s last fiscal year was the 53-week period ended December 30, 2006.  The Company’s third fiscal quarters in fiscal 2007 and 2006 were the 13-week periods ended September 29, 2007 and September 30, 2006, respectively.

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

2. Capital Stock

The Company has authorized 10,000,000 shares of Preferred stock, no par value. As of September 29, 2007 and December 30, 2006, the Company’s Series 2 preferred stock had been completely converted to 4,321,431 common shares.  As of September 29, 2007 the Company’s Series 3 preferred stock had been completely converted to 2,039,689 common shares.  As of December 30, 2006, the Company had 2,040 shares of Series 3 preferred stock issued and outstanding.  As of September 29, 2007 the Company’s Series 4 preferred stock had been completely converted to 526,315 common shares.  As of December 30, 2006, the Company had 526 shares of Series 4 preferred stock issued and outstanding.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of September 29, 2007 and December 30, 2006, the Company had 83,317,416 and 79,023,905 shares of common stock issued and outstanding, respectively.

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

Conversion.  Each holder of any share(s) of Series 3 preferred stock may, at the holder's option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance.  Each such share of Series 3 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock.  Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more.  In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature is being amortized over the conversion period of one year.  At September 29, 2007, the beneficial conversion feature associated with the Series 3 preferred stock was fully amortized.

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

Conversion.  Each holder of any share(s) of Series 4 preferred stock may, at the holder's option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance.  Each such share of Series 4 preferred stock shall be converted into one thousand shares of fully-paid and non-assessable shares of common stock.  Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of the Company’s sale of its common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to the Company of $5,000,000 or more.  In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature is being amortized over the conversion period of one year.  At September 29, 2007, the beneficial conversion feature associated with the Series 4 preferred stock was fully amortized.

Voting Rights.  Each holder of Series 4 preferred stock shall have the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

Common Stock

During the nine month period ended September 29, 2007, the Company issued an aggregate of 1,727,507 shares of common stock in exchange for common stock options exercised.    The Company also issued an aggregate of 2,566,004 shares of common stock in exchange for conversion of Series 3 and Series 4 preferred stock.

3.  Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At September 29, 2007 and December 30, 2006, 7,491,750 and 9,057,577 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

A total of 373,500 options to purchase shares of the Company’s common stock were granted to employees and directors of the Company during the nine months ended September 29, 2007.  Of these, 11,000 were granted in the third quarter of 2007.  The 373,500 options granted during the nine months ended September 29, 2007 are forfeited if not exercised within five years.  Of this total, 100,000 options were granted to directors.  These 100,000 options were fully vested upon grant.  The remaining 273,500 options were granted to employees with under one year in service with the Company and do not vest for the first 12 months.  Following the first year vesting period the options become 25% vested, and then vest ratably over the following 36 months.  The weighted average per share value of the options granted in the nine months ended September 29, 2007 was $0.83.  There were 1,727,507 common shares issued during the current year nine-month period at a weighted average of $0.34 per share as a result of option exercises.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.94	7,040,361	3.29	$0.51	5,469,570	$0.48
$1.76 - $2.70	451,389	3.86	$2.14	183,159	$2.23
	7,491,750	3.47	$0.61	5,652,729	$0.54

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	7,717,765	$0.44
Granted at market price	1,385,000	1.13
Granted at other than market price	240,000	0.38
Exercised	(265,188)	0.38
Cancelled or expired	(20,000)	1.25
Outstanding at December 30, 2006	9,057,577	$0.54
Granted	373,500	0.83
Exercised (Note 2)	(1,727,507)	0.34
Cancelled or expired	(211,820)	0.41
Outstanding at September 29, 2007	7,491,750	$0.61

The Company has computed the value of all options granted during fiscal 2007 and 2006 using the Black-Scholes pricing model as prescribed by SFAS No. 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 29, 2007 and September 30, 2006 was $184,444 and $271,736, respectively, and for the nine months ended September 29, 2007 and September 30, 2006 was $668,443 and $1,247,326, respectively.

Common Stock Warrants

In connection with an April 2003 common stock private placement, the Company issued 111,308 warrants to purchase common stock.  Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008.  Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that was convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholders voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of September 29, 2007, the warrant holders have exercised 101,308 warrants in exchange for 101,308 shares of our common stock and 10,000 warrants remain outstanding.

In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock.  Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008.  Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that was convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902.  At the end of each quarter the increase or decrease in derivative value was recorded in earnings in the consolidated statement of operations.  At September 1, 2004, the Company’s shareholders voted to increase the authorized shares available for issuance or conversion, which cured the situation described above.  Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000.  The warrant liability was reclassified to shareholders’ equity and the increase from the prior quarter end warrant value was recorded in earnings.  As of September 29, 2007, the warrant holders have exercised 183,333 warrants in exchange for 183,333 shares of our common stock and 150,001 warrants remain outstanding.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC (see Note 5), the Company is obligated to issue warrants to purchase the Company’s common stock.  According to the terms of the debt issuance, warrants in the amount of 12.5% of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding.  Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009.  Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that was convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513.  At September 1, 2004, the Company’s shareholders voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations.  As of September 29, 2007, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock, and 316,426 warrants remain outstanding.

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI.  The warrants have a term of five years and an exercise price of $2.58 per share.  As of September 29, 2007, the warrant holders have not exercised any of these warrants.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of September 29, 2007, the warrant holders have exercised 54,235 warrants, for 42,274 shares of common stock, and 2,890,458 warrants remain outstanding.

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock.  The warrants have a term of five years and an exercise price of $3.00 per share.  As of September 29, 2007, the warrant holders have not exercised any of these warrants.

No warrants were exercised or forfeited during the three or nine months ended September 29, 2007.

4.   Debt

Operating Line of Credit

As of September 29, 2007, the Company has a $10,000,000 credit facility, which was renewed for a year to March 2008.  At December 30, 2006, the Company had two lines of credit with this lender for a total borrowing availability of $9,000,000.  The two lines were combined and expanded to $10,000,000 in January 2006.  This facility is renewed annually.  Borrowings under the line of credit are due on demand, bear interest payable weekly at prime plus 5% and are collateralized by accounts receivable.  The borrowing base is limited by certain factors such as length of collection cycle, subordination of collateral position on bonded work and other credit related factors.  Subject to these limitations, and other accommodations, the Company had potential available borrowing capacity at September 29, 2007 of $119,000.  As of September 29, 2007 and December 30, 2006, borrowings of $4,991,286 and $3,710,905, respectively, were outstanding under the Company’s facilities with this lender.  The Company was in compliance with the terms of the borrowing facility at September 29.2007.

The Company has a second loan facility which is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of September 29, 2007 and December 30, 2006, there was $118,433 and $119,416, respectively, outstanding under this line.  The Company was in compliance with the terms of this line of credit at September 29, 2007.

Long Term Debt

The Company had notes payable outstanding at September 29, 2007 and December 30, 2006.  The total amount of these debts and their terms are summarized below.

	September 29,	December 30,
	2007	2006

Techni-Cal Enterprises, Inc. promissory note effective July 8, 2005 in the amount of $220,000 with a $40,000 principal payment due at signing, monthly principal payments of $5,000 due beginning August 1, 2005 through September 30, 2006, and monthly principal payments of $10,000 beginning August 1, 2006 through July 1, 2007. This is a non-interest bearing Note.	$-	$70,000

Automotive Rentals, Inc. Motor Vehicle Capital Lease agreement effective March 1, 2007 for five Ford E-350 Electrical Service vans. The Lease term is 60 months and payments are due on the 15th of each month beginning in April 2007. The monthly payments total $2,560.20 per month for all five vehicles. The interest rate is 6.375% per annum.	77,084	-

Automotive Rentals, Inc. Motor Vehicle Capital Lease agreement effective September 1, 2007 for one Ford E-350 Electrical Service van. The Lease term is 44 months and payments are due on the 15th of each month beginning in September 2007. The monthly payment totals $580.25 per month for this vehicle. The interest rate is 6.375% per annum.	21,985	-

Automotive Rentals, Inc. Motor Vehicle Capital Lease agreement effective March 21, 2005 and April 1, 2005 for 1999 International and Ford F-350, respectively. The lease terms are 36 months and 50 months, respectively, with payments due on the 24th of each month beginning in April 2005. The monthly payments vary by vehicle over the length of the lease from $1,800 to $2,000 and $700 to $800, respectively. The interest rates are 3.625% and 3.875% per annum, respectively.	21,612	43,910

Christenson Leasing Company, LLC First Addendum to Tenant Improvements Capital Lease agreement effective March 1, 2005. principal and interest payments of $7,940 are due on the first day of each month beginning March 2005 and lasting through December 2007. The interest rate is 12% per annum.	23,355	89,369

US Bank Term Loan Note effective July 21, 2005 in the amount of $1,900,000. Monthly interest payments of the prime rate plus 1.5% per annum are due on the first day of each month beginning in August 2005 through July 2008. Principal payments of $22,619 are due on the first day of each month beginning on August 2005 through July 2008. A balloon payment for the remaining amount is then due in August 2008.	1,314,585	1,518,156

Total debt	1,458,621	1,721,435
Less current portion	(1,387,191)	(460,576)

Long term debt	$71,430	$1,260,859

Aggregate maturities of long-term debt as of September 29, 2007 are as follows:

Fiscal Year	Amount
Twelve months ended September, 2008	$1,387,191
Twelve months ended September, 2009	36,171
Twelve months ended September, 2010	32,099
Thereafter	3,160
$1,458,621

5.   Related Party Transactions

The Company has a number of promissory notes and lease obligations owing to related parties.  The following table lists the notes and obligations outstanding at September 29, 2007 by related party.

Related Party	Type of Obligation	Maturity Date	Amount of Obligation		Monthly Payment
Christenson Leasing LLC(a)	T. I. lease	December 2007	$23,355		$7,940
Christenson Leasing LLC(a)	Equipment lease	December 2007	-		(d)60,000
Rod Boucher	Bond guarantee fees	Open obligation	-		(b)various
Mark Walter	Bond guarantee fees	Open obligation	-		(b)various
Destination Microfield, LLC	Vehicle lease	December 2007	-		(c)46,350
William C. McCormick	Bond guarantee fees	Open obligation	-	$	(e) 2,413
John B. Conroy	Note receivable	September 2005	$66,250		-

(a)	Robert J. Jesenik, a significant shareholder of Microfield and a former director owns a significant interest in this entity.
(b)	This bond guarantee fee is an approximation, and fluctuates based on the total open bond liability.
(c)	These payments vary over the term of the loan. This amount represents the monthly payment in effect on September 29, 2007.
(d)	This payment was reduced to $60,000 per month by terms of the reissued note, starting November 1, 2005.
(e)	These indemnity fees are payments made on a standby letter of credit which is in place to guarantee payments to vendors on a specific job.

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

Tenant improvement lease

On December 30, 2002, Christenson Electric entered into a non-cancelable operating lease agreement with Christenson Leasing, LLC (CLC) covering $300,000 of leasehold improvements in our facility.  The terms of the lease call for monthly payments of $7,500 including interest at 17.3% per annum through December 2007.  Christenson Electric was in default under the lease terms, which default was cured in March 2005, with the resumption of payments due under the lease under a modified payment plan arrangement.

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

Master Vehicle Lease Agreements

We entered into a new Master Vehicle Lease Agreement, effective September 9, 2004, with Destination Microfield, LLC.  Destination Microfield, LLC is partially owned by William C. McCormick.   In accordance with the terms of the agreement, we will make twelve monthly payments of $29,000 starting October 5, 2004, twelve monthly payments of $35,000, starting October 5, 2005, and three monthly payments of $45,000 ending on December 9, 2006.  This lease is accounted for as an operating lease with equal monthly amounts charged to expense in the consolidated statement of operations over the life of the lease.  In October 2005, we signed a twelve month extension to this lease at $45,000 per month, with the lease now scheduled to end in December 2007.  The lease also contains an interest rate provision with the monthly payment adjusting based on any increases in the prime rate.  The monthly payment in effect on
September 29, 2007 is $46,350.  This adjustment is made on an annual basis.

Note receivable

In 1998, John B. Conroy, then our Chairman, CEO and President, entered into a transaction whereby he purchased 45,000 shares of our common stock at $1.75 per share.  Mr. Conroy issued a promissory note to us for $78,750 in payment for the shares.  On May 17, 2004 the Note was replaced with a new non-recourse note for $66,250 under which the original amount of the note was offset against a $12,500 amount owed by us to Mr. Conroy.  The note also acknowledges the outstanding accrued interest due by Mr. Conroy in the amount of $21,937.  Additionally, the interest rate of the new promissory note was established at 3.4% per annum, and the due date was extended to August 29, 2006.  Mr. Conroy resigned as Chairman, CEO and President on September 16, 2002, and resigned as a director in October 2003.  At September 29, 2007, accrued interest receivable under this note totaled $26,519.  We have accounted for the $66,250 due from Mr. Conroy as a reduction in common stock equity in prior years.  In May 2004, we accounted for the $12,500 amount due to Mr. Conroy and additional $637 of interest adjustment as an increase in common stock equity.

6.   Amortization of Purchased Intangible Assets

The following table presents details of the purchased intangible assets as of September 29, 2007 and December 30, 2006:

	September 29, 2007	December 30, 2006
Intangibles purchased in 2003
Christenson Technology customer lists	$663,305	$663,305
Christenson Technology trade name	872,771	872,771

Intangibles purchased in 2005
Christenson Electric customer relationships	1,687,335	1,687,335
Christenson Electric trade name	758,356	758,356
EnergyConnect developed technology	2,390,667	2,390,667

	6,372,434	6,372,434
Less accumulated amortization	(1,302,860)	(906,347)

	$5,069,574	$5,466,087

The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name will be tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statements of operations.   Customer lists related to the CTS base of customers was determined to have a six-year life.  The CEI customer relationship was determined to have a ten-year life, and the developed technology has an estimated useful life of ten years.

Amortization of intangible assets included as a charge to operations was $132,171 and $396,513 for the three and nine months ended September 29, 2007, respectively.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Twelve months ending	Expense
September 2008	$526,101
September 2009	509,138
September 2010	407,800
September 2011	407,800
September 2012 and beyond	1,587,608
Total	$3,438,447

7. Private Placements

June 30, 2006 private placement

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock. The warrants have a term of five years and an exercise price of $3.00 per share. Since the warrants are subject to certain registration rights, The Company recorded a warrant liability totaling $14,758,004 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrant liability has been recalculated using the closing price of the Company’s common stock as of June 30, 2006 of $3.07. The registration rights provide for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later that 90 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The registration statement was filed with the SEC on July 21, 2006.  The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 5.35%, an expected dividend yield of 0%, a volatility of 123% and a deemed fair value of the common stock of $3.07, which was the closing market price on June 30, 2006.  At September 30, 2006, the warrant liability was recalculated using the closing price of the Company’s common stock as of September 29, 2006 of $1.73.  The registration statement was declared effective by the SEC on September 29, 2006.

October 5, 2005 private placement

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,434,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock. The warrants have a term of five years and an exercise price of $0.90 per share.   Since these warrants are subject to certain registration rights, the Company recorded a warrant liability totaling $6,286,919 in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a deemed fair value of the common stock of $2.37, which was the closing market price on October 4, 2005. In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company revalued the warrants as of December 31, 2005, April 1, July 1, and August 9, 2006, the warrant liability was recalculated using the closing price of the Company’s common stock as of those dates. This revaluation from the end of 2005 to April 1, 2006 resulted in an increase of $3,895,829 in the warrant liability and was recorded as a loss on revaluation of warrant liability in the consolidated statement of operations in the three months ended April 1, 2006.

The registration statement was filed with the SEC on February 13, 2006. This filing was declared effective on June 8, 2006. On August 2, 2006, a post-effective amendment was filed which suspended the effectiveness of this registration. That amendment was declared effective on August 9, 2006.

8.  Segment Information

The Company is managed by specific lines of business including construction and services, energy related transactional and redistribution services.  The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business.   Certain other expenses associated with the public company status of Microfield are reported at the Company’s corporate level, not within the subsidiaries.  These expenses are reported separately in this footnote.  The Company’s management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information by line of business for the three and nine months ended September 29, 2007, and September 30, 2006, as taken from the internal management system previously discussed, is listed below.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue
Construction services	$15,516,840	$19,719,652	$41,597,436	$58,711,566
Energy transactional and redistribution services	4,690,546	943,076	10,408,037	2,082,767

Total revenue	$20,207,386	$20,662,728	$52,005,473	$60,794,333

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Gross Profit (Loss)
Construction services	$2,703,677	$1,098,749	$7,489,413	$6,807,242
Energy transactional and redistribution services	2,446,462	112,126	3,495,458	16,802

Total gross profit	$5,150,139	$1,210,875	$10,984,871	$6,824,044

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Operating Income (Loss)
Construction services	$330,780	$(739,782)	$380,848	$94,230
Energy transactional and redistribution services	1,069,579	(601,659)	(61,202)	(2,075,566)
Corporate	(631,256)	(786,092)	(2,159,264)	(2,291,640)

Total operating income (loss)	$769,103	$(2,127,533)	$(1,839,618)	$(4,272,976)

	As of	As of
	September 29, 2007	September 30, 2006
Assets
Construction services	$23,596,006	$29,559,916
Energy transactional and redistribution services	33,912,844	31,853,065
Corporate	354,758

Total assets	$57,863,608	$61,412,981

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Capital Expenditures
Construction services	$90,560	$153,111	$262,113	$362,590
Energy transactional and redistribution services	14,063	32,454	40,382	34,775
Corporate	-	-	-	-

Total capital expenditures	$104,623	$185,565	$302,495	$397,365

The net operating income (loss) data listed above includes the effects of selling, general and administrative expense, depreciation, amortization, charges for goodwill impairment and the write-off of intangible assets.  The following tables disclose those amounts for each segment.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Operating Expenses
Construction services	$2,372,897	$1,838,531	$7,108,566	$6,714,447
Energy transactional and redistribution services	1,376,883	713,785	3,556,660	2,090,933
Corporate	631,256	786,092	2,159,263	2,291,640

Total operating expense	$4,381,036	$3,338,408	$12,824,489	$11,097,020

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Depreciation, Amortization and Write-off of Intangibles
Construction services	$128,248	$135,925	$403,633	$381,570
Energy transactional and redistribution services	69,276	64,356	203,804	183,638
Corporate	-	-	-	-

Total depreciation, amortization, and write off of Intangibles	$197,524	$200,281	$607,437	$565,208

There were no inter-company sales in the three and nine months ended September 29, 2007 and September 30, 2006.  All of the Company’s assets as of September 29, 2007 and December 30, 2006, were attributable to U.S. operations.

9. Business Concentration

Revenue from two (2) major customers, which accounted for greater than 10% of total sales, approximated $4,641,000 and $3,049,000 or 23% and 15% of sales for the three-month period ended September 29, 2007.  The larger of these two amounts was from PJM, which runs the largest electric grid in the United States, and is a customer in the ECI subsidiary.  This revenue is the result of multiple participating electric consumers who executed energy transactions that were aggregated and billed to PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM remits payment.  Of these participants, there are none whose transactions totaled 10% or more of our revenue in the three months ended September 29, 2007 and September 30, 2006.

Revenue from these same two customers of $10,202,000 and $5,435,000 accounted for 20% and 10% of total sales for the nine-month period ended September 29, 2007. For the nine months ended September 30, 2006, revenue from one customer was $11,444,000 or 19%.

Total accounts receivable of $1,813,000 or 17% of total accounts receivable was due from one customer as of September 29, 2007. At December 30, 2006 $975,000 or 11% was due from one customer.

10.  Subsequent Events

On October 1, 2007, the Company received a letter of intent from members of the management of Christenson Electric, Inc. offering to purchase 100% of the stock of Christenson Electric from Microfield, its parent.  Microfield’s Board of Directors appointed a special committee of independent directors to evaluate the offer from Christenson’s management.  The Board also subsequently began a search for other interested buyers with the help of an investment banking firm, which process the special committee would oversee. The Board agreed to a 35 day time frame in which to accept other outside offers for the purchase of Christenson. The investment banking firm was also enlisted to provide Microfield’s Board of Directors with a fairness opinion to assist them in evaluating the proposed purchase of CEI.

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

Cash Requirements. We focus on cash daily, through a series of meetings that highlight cash received from borrowings on the prior day’s billings, cash required to fund daily operating needs, cash received from customers and several other factors that impact cash. We review accounts receivable reports, ineligible receivables and accounts payable reports in conjunction with preparing a daily cash flow schedule that projects and tracks all cash sources and uses. Our management uses this information in determining cash requirements.

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

Cash. We generate cash mainly through operations. Cash is borrowed daily from an asset based lender under a revolving credit facility in Christenson Electric. These borrowings are repaid through collections from customers’ accounts. Christenson submits to its lender, daily summaries of customer billings, cash collections, ineligible accounts and the amount of the borrowings requested. The lender approves the submissions and deposits funds directly into each subsidiary’s bank account.  EnergyConnect produces cash from operations but is not cash positive on an annual operating basis.  We have also generated cash through debt issuances and private placements of common and preferred stock.

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

Business Goal Attainment.

We have been investing in building EnergyConnect’s revenue base, which has taken more time and effort than previously anticipated.  These efforts within ECI have increased the first three quarters of revenue substantially over prior year quarterly revenues.  We anticipate that as more of our efforts are concentrated on educating our participant base within ECI, revenue should continue to build on a year over year basis.  Our goal for profitability in Christenson remains a priority.  While CEI’s third quarter operating profit has also produced an operating profit for the nine months through September 29, 2007, not having obtained a large wind project yet in 2007 has impacted the profit levels we anticipated to have in CEI at this point in the year. Our goals for net profitability within Christenson for 2007 remain.  Achieving this will depend on our ability to secure additional projects and keep our gross margins as high as possible.

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

EnergyConnect’s business can be greatly affected by wholesale electric energy prices that fluctuate with weather, natural gas prices, and electric system conditions.   A recent trend in ECI’s industry is the growing awareness of demand response and the competition that awareness has created.  While there are several companies in the demand response arena, there are many segments in which companies are generating revenue.  EnergyConnect generates the majority of its revenue in the energy market programs which allow companies to enter the wholesale energy markets on an hourly basis each day.  The two largest companies in the demand response market generate the majority of their revenue either from hardware sales or from capacity market programs. Capacity market programs involve making a commitment to curtail electricity use when requested by their electric grid.  For that commitment, these companies are paid a monthly reservation fee, which is their base of revenue.

EnergyConnect recorded a material amount of revenue from capacity programs in the third quarter of 2007.  For the three months ended September 29, 2007, these capacity programs produced $2.5 million, or 54% of EnergyConnect’s third quarter 2007 revenue.  This revenue was recorded from a PJM Interconnection capacity program that commenced on June 1, 2007 and runs through May 31, 2008.  As a part of this program the Company is required to respond to a request from PJM to curtail energy usage within its participant base.  This requirement is for the months of June through September.  A response to PJM’s request for the months of October through May is voluntary.  In compliance with the revenue recognition guidance of SAB 101 “Revenue Recognition in Financial Statements” as amended by SAB 104 “Revenue Recognition,” the entire twelve months of payments under this capacity program is recorded as revenue in the third quarter of 2007.  To the extent that the Company enters into this program in future years, and the rules of the program for voluntary participation past the month of September remain the same as currently stated, the Company will recognize as revenue, most, if not all of the payments from this program in its third quarter each year.  This may cause revenue for the company’s EnergyConnect subsidiary to show higher revenue in the third quarter compared to other quarters.

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

We also produce revenue through agreements with both building owners and the power grid operators.  Under our agreements with facilities owners, we use and may install software and other electrical and energy related products that control energy use in their buildings.  In conjunction with such arrangements we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions.  These transactions are summarized at the end of each monthly period and submitted to the power grid for settlement and approval.  The transactions are recorded as revenue on the settlement date, which may fall 30-60 days after the transaction date from which the revenue is derived, because management feels that without an established history for this source of revenue, and the potential for disputes, that the settlement date, which is the date on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use.  At the time in which there is adequate transaction and settlement history to be assured that transactions will be accurately settled and collection of the transaction amounts are reasonably assured, the Company will recognize revenue at the date of the energy program transaction.

The Company also records revenue from capacity programs with electric grid operators. EnergyConnect recorded a material amount of revenue from capacity programs in the third quarter of 2007.  For the three months ended September 29, 2007, these capacity programs produced $2.5 million, or 54% of EnergyConnect’s third quarter 2007 revenue.  This revenue was recorded from a PJM Interconnection capacity program that commenced on June 1, 2007 and runs through May 31, 2008.  As a part of this program the Company is required to respond to a request from PJM to curtail energy usage within its participant base.  This requirement is for the months of June through September.  Under this program, a response to PJM’s request for the months of October through May is voluntary.  In compliance with the revenue recognition guidance of SAB 101 “Revenue Recognition in Financial Statements” as amended by SAB 104 “Revenue Recognition,” the entire twelve months of payments under this capacity program is recorded as revenue in the third quarter of 2007.  To the extent that the Company enters into this program in future years, and the rules of the program for voluntary participation past the month of September remain the same as currently stated, the Company will recognize as revenue, most, if not all of the payments from this program in its third quarter each year.  This may cause revenue for the company’s EnergyConnect subsidiary to show higher revenue in the third quarter compared to other quarters.

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

Inventories and reserves for shrinkage and obsolescence

We adjust inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. At September 29, 2007, the allowance for inventory obsolescence was $60,000 and reflects management’s current estimate of potentially obsolete inventory based on these factors. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of our inventory and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs and charges against earnings may be required.

Bad debt reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. At September 29, 2007, the allowance for doubtful accounts was $214,000. This allowance was determined by reviewing customer accounts and considering each customer’s creditworthiness as of September 29, 2007, and the potential that some of these accounts may be uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

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

Results of Operations

The financial information presented for the three and nine months ended September 29, 2007 and September 30, 2006, represents activity in Microfield Group, Inc. and its wholly-owned subsidiaries, CEI and ECI.

Sales.  Revenue for the three months ended September 29, 2007 was $20,207,000 compared to $20,663,000 for the three months ended September 30, 2006.  The composition of revenue between the third quarters of 2007 and 2006, changed from being provided predominantly by CEI in 2007 to a larger contribution to total revenue from ECI in 2007.  Revenues within ECI were $4,691,000 for the third quarter of 2007 compared to $943,000 for the third quarter 2006.  This five-fold increase in year-over-year quarterly revenue in ECI represents the inception of a capacity based program in PJM under which the Company recorded $2.5 million in revenue during the quarter.  In accordance with the guidance of SAB 104 “Revenue Recognition,” this amount, which represents twelve months of capacity program payments, is properly recognized in total in the third quarter of 2007.  A portion of the Company’s revenue growth between quarters is also due to growth of the participant base within ECI.  Sales within CEI for the third quarter of 2007 totaled $15,517,000 compared to $19,720,000 in the third quarter of 2006.  This decrease is primarily the result of the lack of any revenue from a large wind project in the current period, and from lower levels of revenue within the electrical service division of CEI compared to the prior year’s quarter.

Sales to two customers comprised 38% of the Company’s total sales for the three months ended September 29, 2007.  There were sales to two customers that comprised 25% of total revenue in the three months ended September 30, 2006.

Revenue for the nine months ended September 29, 2007 was $52,005,000 compared to $60,794,000 for the nine months ended September 30, 2006.  Sales within CEI and ECI for the nine month period in 2007 totaled $41,597,000 and $10,408,000, respectively.  Revenue for the nine months ended September 30, 2006 for CEI and ECI was $58,711,000 and $2,083,000, respectively.  There were sales to two customers that comprised 30% of total revenue in the nine months ended September 29, 2007.  There were sales to one customer during the nine months ended September 30, 2006 that comprised 32% of the Company’s total sales for that period.

Cost of Sales.  Cost of sales totaled $15,057,000 or 74.5% of sales for the fiscal quarter ended September 29, 2007, compared to $19,452,000 or 94.1% of sales for the same period in the prior year.  This decrease in dollar cost of sales is due to significant costs associated with a large wind project in the prior year quarter that did not exist in the current year.  Also contributing to the lower percentage of cost of sales is the low cost associated with a capacity program in EnergyConnect, described below.  Cost of sales for the nine months ended September 29, 2007 was $41,021,000 compared to $53,970,000 for the nine months ended September 30, 2006.  Costs of sales in ECI include payments to participants in the energy and capacity programs.  Costs of sales in ECI were $2,244,000 and $6,913,000 for the three and nine months ended September 29, 2007.  Costs of sales in CEI include the cost of labor, products, supplies and overhead used in providing electrical and technology services.  Costs of sales in CEI were $12,813,000 and $34,108,000 for the three and nine months ended September 29, 2007.

Gross Profit.  Gross profit for the three months ended September 29, 2007 was $5,150,000 or 25.5% compared to $1,211,000 or 5.9% for the same period in 2006.  This improvement in gross margin is due to a capacity program in PJM under which $2.5 million in net revenue was recognized against costs of approximately $339,000.  It is not anticipated that the margins on this PJM program will be this high in the program year starting in 2008.  The margin improvement was also due to the return to industry standard profit margins on CEI projects in the third quarter of 2007.  In the third quarter of 2006, the Company recorded significant costs associated with a large wind project. The Company also took a $400,000 reserve in 2006 for a dispute on a power transmission project that was in process at the time of the acquisition of CEI.  Gross profits for ECI and CEI for the three months ended September 29, 2007 were $2,446,000 or 52.1% of sales, and $2,704,000 or 17.4% of sales, respectively.

Gross profit for the nine months ended September 29, 2007 was $10,985,000 or 21.1% compared to $6,824,000 or 11.2% for the same period in 2006.  Gross profits for ECI and CEI for the nine months ended September 29, 2007 were $3,495,000 or 33.6% of sales, and $7,489,000 or 18.0% of sales, respectively.

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

Operating Expenses.  Operating expenses were $4,381,000 (21.7% of sales) for the three months ended September 29, 2007, compared to $3,338,000 (16.2% of sales) for the three months ended September 30, 2006.  This increase is primarily due to added personnel costs in ECI as we continue to invest in the sales force needed to build ECI’s revenue base. Operating expenses in ECI totaled $1,377,000 for the three months ended September 29, 2007, compared to $714,000 for the same period in 2006.  Operating expenses are comprised mainly of payroll costs, including stock-based compensation, facilities and equipment rent, outside services, insurance, utilities and depreciation. Payroll related costs in ECI increased to $923,000 in the three months ended September 29, 2007 from $396,000 in the same period in 2006.  Payroll related costs in CEI decreased to $1,392,000 in the three months ended September 29, 2007 from $1,480,000 in the same period in 2006.

Operating expenses were $12,824,000 (24.7% of sales) for the nine months ended September 29, 2007, compared to $11,097,000 (18.3% of sales) for the nine months ended September 30, 2006.  The increase is due to higher personnel costs associated with building the sales force in ECI.  Operating expenses in ECI increased by $1,466,000 to $3,557,000 in the nine months ended September 29, 2007 from $2,091,000 in the same period in 2006.  Operating expenses in CEI increased to $7,109,000 in the nine months ended September 29, 2007 from $6,714,000 in the same period in 2006. This increase was due to the reclassification of $707,000 in lease charges out of cost of sales and into operating expenses in 2007.  Operating costs for the consolidated entities were also affected by the charge for stock based compensation, which was $668,000 for the nine months ended September 29, 2007, compared to $1,247,000 in the nine months ended September 30, 2006. This stock-based compensation was lower in the current year due to the expiration of a contract in August of 2006 with an outside service provider under which part of their compensation was paid with stock options.

Interest Expense.  Net interest expense was $172,000 for the three months ended September 29, 2007, compared to $929,000 for the three months ended September 30, 2006. The decrease is due primarily to a $669,000 penalty on registration of shares issued in the October 2005 private placement.  The Company’s cost of capital was also lower in 2007 compared to 2006.  Net interest expense was $501,000 for the nine months ended September 29, 2007 compared to $1,773,000 for the nine months ended September 30, 2006.  Total interest expense associated with the registration penalty in the nine months ended September 30, 2006 was $825,000.  The average debt levels in 2006 were also significantly higher than the average debt levels in 2007, causing higher interest in 2006 compared to 2007.

Derivative income/expense.  The Company had no derivative income or expense in 2007, but recorded derivative income of $8,319,000 in the first nine months of 2006.  This was the result of the re-valuation of a warrant obligation initially recorded in the October 2005 private placement.  In accordance with SFAS 131, this warrant obligation was required to be marked-to-market at the end of each reporting period, with the resulting increase or decrease in its value being recorded as derivative income or expense in the Company’s consolidated statement of operations for that period.  These derivative amounts are recorded based on the fluctuations of the Black Scholes value of the derivative liabilities listed on the consolidated balance sheet.  The expense is computed using the fair value of the Company’s common stock, among other factors, and will produce derivative expense or derivative income as the Company’s stock price increases or decreases, respectively.

Gain / Loss From Discontinued Operations

Discontinued operations are comprised of a royalty from the sale of the SoftBoard business.  The SoftBoard business was sold in 2000.  As part of the sale price, the Company received royalties from the purchaser of that business, based on sales of SoftBoard products.  These royalties are listed in the income statement under “Gain on sale of discontinued operations.”  The amount of $17,068 received in the first quarter 2006 was the last payment to be received by the Company under the royalty agreement.

Income Taxes.  There was a small charge for income taxes for the three and nine months ended September 29, 2007 due to minimum income taxes due to various state tax agencies in those periods.  No federal tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods.  The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At September 29, 2007, the Company had positive working capital of approximately $862,000 and its primary source of liquidity consisted of cash and its operating line of credit.

Accounts receivable increased to $10,520,000 at September 29, 2007 from $9,105,000 at December 30, 2006.  Company receivables are net of an allowance for doubtful accounts of $214,000 and $195,000 at September 29, 2007 and December 30, 2006, respectively.  Included in the receivable balance is approximately $1.8 million due from PJM under a capacity based demand response program the Company entered into in 2007.  All of the revenue under that program was recognized in the third quarter and will be received monthly through June of 2008.  At September 29, 2007, one customer’s outstanding receivable balance accounted for 17% of total outstanding accounts receivable.

Inventory increased to $618,000 at September 29, 2007 from $513,000 at December 30, 2006 due to normal fluctuations in inventory between the summer and winter period ends.  This balance mainly includes inventory used in the electrical services business.  The Company maintains a fleet of trucks and vans which each maintain a certain level of inventory needed to provide timely products and services to the Company’s customers.  The inventory levels should remain relatively constant, and increase slightly as the Company’s revenue increases.

The Company recorded costs in excess of billings, which reflect those costs incurred on construction and services, which have not yet been billed to customers.  This amount increased to $2,674,000 at September 29, 2007 from $2,350,000 at December 30, 2006.  This amount should remain relatively constant as a percentage of sales on an ongoing basis.

Property and equipment, net of depreciation increased by $92,000 to $751,000 at September 29, 2007, compared to $659,000 at December 30, 2006.  This increase was due primarily to the purchase of a limited number of service vehicles, computer equipment associated with the Company’s increases in headcount, less normal depreciation on fixed assets.  The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.

Accounts payable increased by $424,000 to $5,487,000 at September 29, 2007 from $5,063,000 at December 30, 2006.  This increase is due to normal fluctuations in levels of payables associated with activity at the end of the third quarter compared to the activity levels at December 30, 2006.  Payables consist primarily of the costs of inventory, materials and supplies used in the electrical construction services and technology infrastructure services provided by the Company.

Accrued payroll, payroll taxes and benefits were $2,206,000 at September 29, 2007.  These amounts consist primarily of union and non-union payroll, payroll withholdings, health and welfare benefits owed to the unions representing the Company’s electricians and technicians, and other payroll related obligations.  This liability will vary between reporting periods based on the fact that payroll taxes decrease as the tax obligation thresholds for some of the taxes are exceeded. The combined payroll, payroll tax and benefit amounts should fluctuate with the revenues of the Company reflecting the increased or decreased activity levels, and as such, represents a main cash use of the Company’s funds.  These liabilities are primarily short-term in nature with most of them being paid within one to six weeks of the expense being incurred.

The main bank line of credit was approximately $4,991,000 at September 29, 2007 compared to a balance of $3,830,000 at December 30, 2006.  This lending facility is a primary source of funds for the Company.  Amounts are drawn against it each day based on the amount of eligible revenues that are billed by the Company.  As receivables are collected daily, those funds are used to pay down the facility.  The facility has a limit of $10,000,000 and borrowings are based on 80% of eligible accounts receivable.  Accommodations have occasionally been made to increase the borrowings by including a higher advance rate percentage plus including a portion of work in process in the borrowing base.  The Company had borrowing capacity available of approximately $257,000 at September 29, 2007.

The Company had no commitments for capital expenditures in material amounts at September 29, 2007.

Inflation

In the opinion of management, inflation will not have a material impact on the Company’s financial condition and results of its operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that  evaluation, and the remediation of material weaknesses described below, our CEO and CFO concluded, as of the end of such period,  our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Our management has undergone an intensive process of identifying and remediating deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

A material weakness is a control deficiency (as defined in PCAOB Auditing Standard No. 2 and as amended by PCOAB Auditing Standard No. 5), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

To correct the material weakness, checklists have been developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and review. Specific checklists have been developed for non-quarter end months, quarter end months and the annual close. These checklists were developed and have been implemented in the  2007 quarterly close processes and utilized in the preparation of this Quarterly Report.

The Company’s officers have been working with the Board of Directors to address recommendations from the Company’s registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. Management expects that these new procedures will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, which will timely alert the CEO to material information relating to the Company’s requirements to be included in the Company’s Exchange Act filings.

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

Our success is dependent on the growth in energy management and curtailmentprograms, and the continued need for electrical construction and technologyservices, and to the extent that such growth slows and the need for servicescurtails, our business may be harmed.

The construction services industry has experienced uncertainty both in the United States and internationally. That trend is a result of the state of the capital markets, renewed growth in the construction industry, passage of favorable energy tax legislation by Congress and the uncertain housing markets. It is difficult to predict whether these factors will result in economic improvement in the industries which our company serves. If the rate of growth should slow, or end users reduce their capital investments in construction related products, our operating results may decline which could cause a decline in our profits.

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

Continued Influence of Current Officers and Directors

The present officers and directors own approximately 19% of the outstanding shares of Common Stock, and therefore are in a position to elect a significant number of our Directors and otherwise influence the Company, including, without limitation, authorizing the sale of equity or debt securities of Microfield, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management in 2006 Form 10-K.)

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None.
(c)	There have been no purchases of common stock by the Company or its affiliates during the quarter ended September 29, 2007.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 29, 2007.

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

99.1  Press release of financial results incorporated by reference to Form 8-K filed November 8, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 8, 2007

MICROFIELD GROUP, INC.

By: /s/ Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer
(Principal Executive Officer)