Form 10-K
period 2007-12-29
MICROFIELD GROUP INC
filed 2008-03-28
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number : 0-26226

MICROFIELD GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Oregon	93-0935149
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

111 SW Columbia Ave., Suite 480
Portland, Oregon 97201
(Address of principal executive offices and zip code)

(503) 419-3580
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:          Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer , or a smaller reporting company . See the definitions of “large accelerated filer, an accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer    ☒ Accelerated Filer   ☐ Non-Accelerated Filer    ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates (based upon the closing sale price of $0.94 per share on the Over the Counter Bulletin Board on June 29, 2007) was $63,798,483.

The number of shares outstanding of the registrant’s Common Stock as of March 15, 2008 was 85,195,247 shares.

MICROFIELD GROUP, INC.
FORM 10-K  INDEX

Index

PART I

ITEM 1.  BUSINESS

Overview

Microfield Group, Inc. through its subsidiary EnergyConnect, Inc., or ECI, provides a full range of demand response services to the electric power industry. Our customers are the regional grid operators who pay us market rates for reductions in electrical demand during periods of high prices or peak demand and for being on stand by to reduce electric power demand on request at periods of capacity limitations or in response to grid emergencies. Our suppliers are large commercial and industrial consumers of electricity who we pay to shift their demand for electricity from high priced hours in the day to lower priced hours. We also pay these participating energy consumers to be on stand by to curtail electric demand on request.

Through proprietary technology and business processes we automate electric consumer demand response transactions and the associated measurement, verification, and support decisions.   These capabilities make it possible and easy for electric consumers, particularly commercial and industrial facilities, to shift load from high priced hours to lower priced periods.

Our services provide market incentives to reduce electric demand during periods of peak demand or high prices. By shifting load from high demand periods to times of lower electrical demand our services improve the operating efficiency of the electrical grids and improve grid reliability. We also delay the need for construction of new electrical generating plants. Through higher efficiencies on the grid, lower cost of generation and improved reliability all consumers of electricity benefit from our demand response activities on the electrical grid. By providing consumers of electricity an effective means of responding to grid wholesale prices of electricity we complete the supply demand market place for electricity and provide offsetting market forces to electricity generators.

Our customers are regional electric grid operators such as PJM, the largest electric grid in the nation, and selected electric utilities who support and sponsor demand response.  All of our current operations are in the United States with services provided in 27 states.  Following a three year testing and pilot period, we began commercial operations in 2005 and have been growing steadily since then.  Our revenues in 2006 were $3.2 million and in 2007 were $12.7 million.  Our suppliers are commercial and industrial electric energy consumers who we pay to shift, curtail, bank, and in some cases produce electric energy.

ECI operates on a national footprint currently serving consumers and grid operators in more than 25 states.
ECI delivers services to wholesale electric markets of regional electric grids.  Selected needs of electric grid operators, including energy, capacity, and reserves have been formed into products that can be delivered through ECI systems to the grid.  ECI technologies, processes, and services enable buildings and electric consumers to contribute to such wholesale services in direct competition with expensive peaking power plants.

In 2005, we acquired Christenson Electric, Inc., or CEI, and ECI.  This combined a 60 year old electrical contracting and technology business with a high growth demand response business.   In 2007 we determined that ECI had grown to a self sustaining transition point and in November 2007 we agreed to sell the stock of CEI.  Our objective is to leverage our unique and proprietary technologies, business processes, and resources and build a viable, profitable demand response business servicing North American wholesale power markets. Financial statements and accompanying notes included in this report include disclosure of the results of operations for CEI, for all periods presented, as discontinued operations.

For the fiscal year ended December 29, 2007 we generated $12,626,000 in revenues and recorded a net loss of $14,035,000. The net loss included a loss from discontinued operations of $9,695,000. In the fiscal year ended December 30, 2006, we generated $3,202,000 in revenues and had net income of $833,000.  This net income included a non-cash gain of $8.3 million from the revaluation of warrant liabilities.  For the year ended December 31, 2005, we generated $1,173,000 in revenues and had a net loss of $77,953,000. This loss included a non-cash charge of $77,191,000 due to impairment of our goodwill and intangibles.

Index

Products and Services

ECI provides grid operators with products similar to those the grid operator purchases from electric power generators. Our products can be grouped into three main categories: energy, capacity and reserve.

Energy

Electrical energy consumption has a repeating daily rise and fall with lowest consumption at night and peak usage in most of the U.S. during the 3:00pm to 7:00pm timeframe. Our priced based energy product provides reduction in usage during peak usage or at any time of high prices for electrical energy on the grid. The grid operator pays EnergyConnect for measured and verified reductions from baseline usage. Grid operators provide a real time next hour market for electrical energy and a day-ahead market.

EnergyConnect provides grid operators with aggregated reductions in usage that are meaningful to the grid and provides participants with the information, support and procedures necessary to participate. Building operators in particular benefit from EnergyConnect procedures that allow buildings to shift electrical energy consumption while keeping all aspects of the building within specification.  Products take numerous forms generally in the following categories:

Real time response

Participants reduce usage of electricity over the next hour in response to estimated prices provided by EnergyConnect. EnergyConnect is paid for aggregated measured reduction that hour at the same market rate as the grid operator pays electric power generators less the related composite average retail charge from the local utility to the participating consumers.  This is a payment for service product and there are generally no penalties or charges for not participating.

Real time dispatch

Participants reduce usage of electricity over the next hour in response to requests by the grid operator. EnergyConnect is paid for the aggregated response to the grid operator request at the same market price paid to electric power generators in each hour.  This is a payment for service product and there are generally no penalties or charges for not participating.

Day ahead

Some grid operators establish day-ahead energy markets with forward hourly electricity prices. Day-ahead forward prices reflect the inherent unpredictability of conditions  Day-ahead prices often track the real time price, but can,  deviate substantially.  The price certainty of the day ahead market provides a known return for pre-cooling buildings in early morning hours to create subsequent reductions of energy use in the peak afternoon hours. EnergyConnect provides participating consumers with all the information and support required to execute pre cooling strategies and bid into the day ahead electrical energy market. EnergyConnect is paid for the aggregated reduction in usage.  Reductions in excess of the amount committed to the day ahead market are generally paid at the prevailing real time rate. Under delivery generally must be made up by buying energy at the real time rate.

Capacity

The capacity product is the traditional demand response capability and has been in use for over 40 years. Regional utilities as well as grid operators sponsor and purchase this demand response product. Capacity is designed to address the few times a year that an electrical grid may approach the capacity limits of electrical generation in the region.  Participants in the program are generally paid a monthly fee to be on standby to respond on several hours notice to a request to reduce electrical usage for a four, six or eight hour period. Each grid operator and or utility may have unique requirements for notification time, response duration, and performance penalties.

EnergyConnect is paid monthly by the grid for having stand by capability to reduce usage with specific timing for response and duration. In PJM, the annual commitment  and registration  is done in the spring for the following 12 months, particularly targeting the summer season.  Payments are made monthly for the 12 month period.  Obligations are for 6 hours duration on two hour notice.

Index

Reserves, Ancillary Services, and Others

Reserve products address the grid operator’s need to respond to emergencies on the electrical grid such as a lightening strike, a switch failure, loss of a tie-line, or sudden loss of a generating plant. Response is generally required within 10 minutes and response duration generally less than 30 minutes.  EnergyConnect is paid a fee for the period of commitment to have load reduction or back up generation available on short notice. The amount of the fee may vary hour by hour and over the year.

This product group includes other products that may involve even shorter intervals, such as 5 minute energy response, balancing (both up and down) that takes place in seconds, and even the potential to support black start after a total grid failure.

Some grids limit the participation of demand response in these products at this time.   In the PJM grid, demand response may provide 25% of the synchronous reserve needs in each area of the region.  No other reserve or ancillary services products are permitted.  Synchronous reserve is 10 minute response, 30 minute duration maximum.

Additional demand response products and services now being addressed by selected utilities and a regional grids include: local distribution feeder support to reduce the cost of operating, maintaining, and replacing these facilities; smart grid and micro-grid enhancement, solar integration, wind generation capacity support, and gas-electric arbitrage.  All of these products and services are supported by the EnergyConnect platform.

Strategy

We intend to leverage our industry leading and scalable technology in priced based demand response and its leading market position in the largest US market, to be the premier provider of demand response services.  We have developed the most extensive platform available for delivery of demand response and the broadest array of demand response products. Our platform increases the size of the viable market, by making it feasible for a much broader base of electric energy consumers to participate in demand response and by making more products available to the regional grids.  We view our initial target market in the US as about $12 billion of the $300 billion US electric market.

With only about one percent of the target market being served today, our growth strategy is to access and serve as many potential participants as possible. We will focus on those regional grids that support priced based demand response services. The PJM grid is currently the most supportive of priced based demand response and our largest customer.  The New England ISO and the New York ISO are also supportive of priced based demand response and are our next areas of expansion for these services.

To access large numbers of large energy consumers near term, we use channels or partnerships.  Most of these partners are companies that benefit from the nature of our services or from the payments we make to our suppliers.  We have successfully developed alliances with large partners and is continuing to build alliances with others.  These channels, combined with direct sales in every regional market are the backbone of our growth plan.

Our current acquisition strategy is to review target opportunities for value-added potential and pursue targets that bring significant benefits.

Electric Power Industry

While demand for electricity in North America continues to grow, constraints on new generating or transmission infrastructure are moving the regional electric grids closer to capacity limitations. Whether the constraints on new construction come from “not in my back yard” or environmentalists worried about global warming or the space limitations of large urban cities the result is delay in planned electrical generation, transmission, and distribution capacity.  In this environment demand response can provide the added buffer to keep grids functioning reliably and to delay the need to build new infrastructure.

The electric power industry is in a state of  change.  Costs of all fuels and materials to produce and deliver electric energy are increasing.  Worldwide shortages of key materials and fuels, environmental footprint limits, and public perception are driving change.   Expectations and pressures for the industry to improve efficient use of fuels and materials, to improve reliability, and to reduce system losses have increased steadily during that last two decades.  All of these pressures and changes support the advancement and development of more and better demand response.  We are aligned with the changing industry and helps support the needed changes while concurrently reducing electricity costs.

Index

The electric utility industry has many stakeholders.  The consumer ultimately bears the price of delivered electricity that is the result of the successful coordination of all of these stakeholders.  The industry is dominated by utilities that generally operate as monopolies in their local service territories and are regulated at both the state and federal levels.  For regions serving about two thirds of the consumers in North America, regional grids have replaced the grid management activities of vertically integrated utilities that for many years built and operated the power generating plants and transmission lines that make up the backbone of power supply.  These regional grids, in addition to operating the transmission system, operate wholesale electric markets, into which generators bid to supply power and from which electric utilities and other retail suppliers bid to purchase power.  These markets are more efficient than the vertically integrated monopoly model, and have created substantial savings for consumers.  Introducing demand response in these markets adds a significant additional level of efficiencies. By providing consumers of electricity an effective means of responding to grid wholesale prices of electricity we complete the supply-demand marketplace for electricity and provide offsetting market forces to electricity generators.  Wholesale Power Markets are regulated by the Federal Energy Regulator Commission.

Anatomy and Challenges of Demand Response

The use of demand response as a large scale tool to defer or reduce the need for peaking power plants, transmission lines, or electric distribution facilities is in its infancy.  In the US, less than one percent of the initial target market has been accessed.  Worldwide the potential is even greater.  Demand response has the potential to significantly reduce electric energy line losses and prolong the value of existing transmission lines by reducing congestion, that is reducing electric demand during hours of high usage. This will also reduce the number of new peaking power plants needed and shift generation to the most efficient power plants. Demand response can provide this without significant new capital investment or any invasive facilities in buildings or industrial sites.

With all of this potential, the growth of demand response has been limited by technology and regulation.  Prior to the development of transparent wholesale electric markets, the internet, and electronic building energy control systems with internet access, the number of people required to effect substantial demand response was prohibitive.  Today, by using automated technology to link wholesale market prices and grid conditions with the status, flexibilities, and capabilities of buildings and industrial sites, sufficient economic participation is possible.

Regulatory Impacts

The enactment of the New Direction for Energy Independence, National Security and Consumer Protection Act in December, 2007, (“Energy Act of 2007”) presents remarkable opportunities for demand response providers to emerge as active wholesale market resources that are the “green” equivalent to traditional generation and transmission providers. Demand response is codified in the Energy Act of 2007 as a necessary and proven resource that will promote energy conservation, cost savings and energy efficiencies for the emerging “smart grid” by engaging customers with the intelligence required to actively manage consumption during peak demand and high prices.

The Energy Act of 2007’s emphasis on smart grid modernization technologies present significant opportunities for the core competencies of EnergyConnect.  Our ability to provide scalable automation of demand response transactions will increase the price elasticity of demand for electricity, lower the overall regional market price of energy and improve the efficiency of electricity grids. In addition to beneficial impacts on regional energy markets, the participating suppliers of EnergyConnect, Inc. benefit by maximizing income potential and reducing energy costs.

Pennsylvania, New Jersey, Maryland Interconnection, LLC (“PJM”)

PJM continues to provide favorable market conditions for ECI activities.  The PJM Interconnection Capacity program establishes three-year laddered pricing structure for demand response participants that is not subject to market fluctuations.  Each year has a fixed price set three years in advance and prices can vary by location. Prices through May 31, 2010, are determined and reveal a general, increasing trend in response to load growth and tightening supplies of conventional generation.

Index

The Ancillary Services markets provide a growing opportunity for ECI.   Such markets provide compensation for a commitment to reduce demand for specified periods of time.  A new market proposal that provides compensation for providers who are willing to reduce demand (or increase generation) on 30 minutes notice was approved by PJM for submittal to FERC in January 2008.  The market proposal is projected for initial implementation in September 2008, following Federal Energy Regulatory Commission (“FERC”) approval.

PJM’s Energy market revenues are impacted by an expired (October 2007) tariff provision which offered additional compensation to demand response participants who curtailed load during price volatility.  The expiration is the subject of an ongoing complaint before FERC.  The complaint is supported by several state utility commissions and in part, by PJM.   The restoration of the added compensation is uncertain.

Customers

Our customers are the regional grid operators, or alternatively electric utilities, who pay us market rates for reductions in electrical demand during periods of high prices or peak demand and for being on stand by to reduce electric power demand on request at periods of capacity limitations or in response to grid emergencies.

Sales

Most of our sales are to large regional electric grid operators, by serving the wholesale power markets for electricity.  Membership in these regional grids and participation in the committee decision structures of these organizaitons provides the access and advocacy channels needed to implement, execute, and advance our sales. Regional grid programs tend to be broad based and target the full spectrum of demand response potential.    In addition, some of our sales are made directly to electric utilities that sponsor demand response programs.   Most utility sales are made by competitive bid and are often limited to event driven capacity-based programs.  Only a small portion of our sales force is directed toward the grids and utilities.

Most of our sales effort and most of our sales force is focused on bringing electric consumers into our service offerings.  Each consumer we bring into the portfolio adds to our capability to serve the needs of the wholesale electric market.

Competition

Competition includes public and private companies that provide varying segments of demand response products and services.  ECI is a full service provider that uses proprietary technology to engage an electrical energy consumer’s inherent flexibilities and make it easy  to meet the needs of a broad range of services to the grid.  Our competitors fall into two categories:  (1) supply only the traditional utility event based capacity products, and (2) supply traditional and new products and services manually.

In the first category are utilities and third party curtailment service providers that contract with utilities to outsource these programs.  This group makes up the largest part of the demand response market today and reflects the ongoing demand response activities of the past 40 years.  These programs are not particularly well received by consumers and tend to be ineffective in achieving significant amounts of demand response or significant benefits to the electric system.  More intense concentration on these programs by public well-financed utilities and third party providers has improved performance.

In the second category are two well financed competitors.  We have a technological advantage at this time because we are able to do with software what these competitors must do with people.  We expect these competitors to attempt to duplicate our business plan and we expect to remain technically ahead for many years.

With so few pursuing such a large potential market, it is only with a small percentage of energy consumers that we engage competitors.

Index

Intellectual Property

Part of ECI’s value is contained in the proprietary software that we use to manage and control energy consumption patterns in participant properties and integrate strategies and transactions that serve the electric grid.  Our embedded industry knowledge and information base is a unique and valuable asset.

ECI has filed for patent and copyright protection of its energy automation software.  These patents have been filed for but not yet approved.  We also purchased a significant amount of intangible assets as a part of the acquisition of ECI.  These intangible assets were valued with the assistance of an independent intangible asset valuation firm.  This firm assists us annually in evaluating whether these intangible assets retain their value or have an impairment that may cause us to write down their value.

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

Government Approval or Regulations

We are subject to certain local government regulations. We are subject to and comply with federal regulations pertaining to health and safety, employment, privacy, and related regulations pertinent to all public businesses.  While we are not directly subject to regulation by the Federal Energy Regulatory Commission (FERC) or state public utility commissions, these commissions have oversight of regional grids and electric utilities. The FERC must approve all wholesale products purchased by regional grids, and state commissions may be involved in approval of transactions with electric utilities.

Employees

As of December 29, 2007, we directly employed 38 persons in continuing operations.  None of our employees in the continuing operations are covered by collective bargaining agreements, and we believe our relations with our employees are good.  In addition, we meets our needs with contract-to-hire, temporary help, contract service, and by training the sales force of partners.  Approximately 75 additional support personnel fall in these categories.

Principal Offices

Our principal corporate office is located at 111 SW Columbia Ave, Suite 480, Portland, Oregon 97201, and our telephone number is (503) 419-3580. We are an Oregon corporation. We maintain websites at www.microfield.com and www.energyconnectinc.com. The information contained on these websites is not deemed to be a part of this annual report.

Our principal operating office is located at 51 E. Campbell Ave., Suite 145, Campbell, California.  Sales and support offices are located at nine additional sites throughout North America.

Recent Corporate Developments

On November 29, 2007 we signed an agreement to sell all of the shares of our wholly-owned subsidiary CEI to a corporation formed by the management of CEI, for $1,650,000 in cash and the assumption of approximately $7.5 million in term and revolving debt.  The sale of all the capital stock of CEI, pursuant to the terms of the agreement, was approved by our shareholders in a vote on March 10, 2008.

CEI provided electrical construction products and services in the areas of electrical design, telecommunications systems and infrastructure, high voltage and substation work, wireless networking, and cabling and low voltage design and installation.  The balance sheet amounts pertaining to CEI as of the balance sheet dates presented are disclosed as “discontinued operations.”  The operating results of CEI for the three years presented are disclosed in the consolidated statement of operations as “Gain (loss) from discontinued operations.”

Index

Prior to October 24, 2000 we developed, manufactured, and marketed computer conferencing and telecommunications products designed to enhance and facilitate group communications.  We received royalties from sales of products, through February of 2006.  These royalties are listed in the income statement under “discontinued operations.”

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

Risks Relating to Our Industry

Demand response, as sponsored by grid operators and utilities, is regulated by state and federal commissions.  Changes in regulations could limit our ability to deliver our products to electrical grids.   Lack of change in some regions could restrict the growth of demand response.

Demand response is regulated by FERC, the Federal Energy Regulatory Commission and State Public Utility Commissions.   Recently regulators at the federal and state level have been supportive of facilitating the demand response business as an effective way to improve reliability and reduce costs on the electrical grids. That could change in response to changes in the political environment.

Regional grids that have active wholesale markets could revert to vertical control by utilities limiting our revenue opportunities.

State regulators could restrict or eliminate wholesale markets for electricity that are the basis for priced based energy demand response limiting our revenue opportunities.  Very high prices or lack of generating capacity to match demand could create political pressure, as happened in California in 2000, to return to vertical control of generation thru delivery to utilities. This may reduce the revenue opportunity for demand response.

Regional grids establish local operating rules for demand response. Regional grids can and do set rules that limit the product and revenue opportunity for demand response.

The rules in regional grids can and do restrict and limit demand response. Grid operating rules are established thru committee processes and may be subject to FERC approval. Demand response providers are members of the regional grids and participate on committees, but other members such as electrical generators and utilities are much larger and may use their market power to set rules that limit demand response.

All regional grids have rules that limit demand response revenue opportunity. While current rules will allow growth of demand response revenue, changes in all regions will be required to reach market potential. Rule changes could evolve that restrict or eliminate current demand response products and revenue.

Increased infrastructure investment and or lower fuel prices could reduce the cost of electricity, limiting demand response revenue.

Demand response revenue is dependent on wholesale electric prices for electricity during periods of high usage.  Prices are particularly high when system generating capacity operates near its limits. Although increased investment in electric facilities generally increases costs, in some scenarios, increased investment in generating and transmission infrastructure could reduce prices and limit revenue. Decreases in fuel costs, such as natural gas, could reduce the price of electricity during peak daily usage and reduce the revenue opportunity of price-based demand response.

Index

Technological advances could reduce the cost of electricity, limiting our revenue.

Technological advances could increase electrical generating capacity, reduce transmission losses and reduce the price of electricity. In each case demand response revenue opportunities would be reduced.

Failure of other providers of demand response to provide valuable service to the electrical grids may limit the entire demand response market thru unfavorable regulation and or operating rules on particular grids.

Failure or perception of failure to meet expectations could induce operating rules that limit growth in one or more regional grids.

Risks Relating to Our Business

We Have a History Of Losses Which May Continue and Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have incurred operating losses for the last three years.  We cannot be certain that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  Revenues and profits, if any, will depend upon numerous factors.  If we continue to incur losses, our accumulated deficit will continue to increase, which may make it harder for us to obtain financing and achieve our business objectives.  Failure to achieve such goals would have an adverse impact which could result in reducing or terminating operations.

If We Experience Continuing Losses and Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Dilution.

Additional capital may be required to effectively support the operations and to otherwise implement our overall business strategy.  If we receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business development plans. Any additional equity financing will involve dilution to our then existing shareholders.

Some of Our Competitors Are Larger and Have Greater Financial and Other Resources than We Do and Those Advantages Could Make It Difficult For Us to Compete.

In the demand response industry segment several companies that have achieved substantially greater market shares than we have, have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do.  If overall demand for our products and services should decrease it could have a materially adverse affect on our operating results.

Competitors may develop automated systems and business processes that are equivalent to ours, limiting or removing our current competitive advantage.

Some of our competitors are larger and may have the financial resources to develop automated systems and business processes that would allow them to compete effectively with our price-based products and strategies.  Competitors may develop the ability to deliver in volume the same set of products that we currently provide.  Competitors may choose to provide similar products at lower margins.

The Failure To Manage Our Growth In Operations And Acquisitions Of New Product Lines And New Businesses Could Have A Material Adverse Effect On Us.

The expected growth of our operations (as to which no representation can be made) will place a significant strain on our current management resources. To manage this expected growth, we will need to continue to improve our operational and financial systems, procedures and controls, and hiring, training and management of employees.

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

Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including: difficulties in staffing, managing and integrating international operations due to language, cultural or other differences; different or conflicting regulatory or legal requirements; foreign currency fluctuations; and diversion of significant time and attention of our management.

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

Goodwill Recorded On Our Balance Sheet May Become Impaired, Which Could Have A Material Adverse Effect On Our Operating Results.

We have recorded a significant amount of goodwill. As required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” we annually evaluate the potential impairment of goodwill that was recorded at each acquisition date. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. This potential impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results. For the twelve months ended December 31, 2005, we wrote off, approximately $77 million of goodwill due to impairment testing of this asset. Goodwill and intangibles of our discontinued segment, CEI, in an aggregate amount of $9,728,000 was written off in the twelve months ended December 29, 2007.

If We Are Unable to Retain the Services of Messrs. Boucher and Ameduri, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Rodney M. Boucher, our Chief Executive Officer, and Gene Ameduri, our ECI President. We do not have employment agreements with Messrs. Boucher or Ameduri. Loss of the services of these officers could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of Messrs. Boucher or Ameduri. We are not aware of any named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our success is dependent on the growth in energy management and curtailment programs, and to the extent that such growth slows and the need for services curtail, our business may be harmed.

The demand response industry segment is in a fast changing environment.  While revenue from the energy products We sell have been growing annually, rules changes within the grids in which we operate may change from time to time.   It is difficult to predict whether these changes will result in continued economic improvement in the industries which our company serves. If the rate of growth should slow, or energy consumers reduce their participation in these programs, our operating results may decline or fail to meet growth goals.

Index

Our success is dependent on the actions of our participants many of which are large corporations and who may choose to limit their shifting or curtailment of electrical load.  Non performance to commitments by participants could subject us to financial penalties.

We are dependent on the load shifting and curtailment actions of our participants to generate energy reductions that are valuable to the grid and produce revenue. Participants may choose to other strategies to reduce the cost of electricity or may focus on other areas of their business to increase income or reduce costs. In some cases for capacity products, failure to meet committed reductions in energy usage could expose us to financial penalties that exceed the revenue opportunity.

Our success is dependent on the continuous operation of our data center.  We will lose the ability to track revenue transactions during a data outage which would result in lost revenue.

Our business processes are highly automated and require the active operation of our data center to track and process revenue transactions. We will lose the ability to track and collect revenue for any period of time that our data center is not operational.  While highly secure, redundant, and hardened, the operation of our data center is exposed to the negative effects of prolonged power outages or natural disasters such as earthquakes.

Payment for most of our products is dependent on administrative approval of the utility servicing each participant. If one or more utility chooses to delay our payments our revenues will be delayed or reduced.

The regional electrical grids are our customers and pay us for our products, but the utility servicing each participant approves each transaction and can delay or object to payment based on the rules of the particular grid. Certain utilities have delayed payments for prolonged periods. While we have not lost material revenue to date we can not be sure that we will be paid for all transactions in the future.

Our growth is partly dependent on the actions of our partners, many of whom are large corporations.  If our large partners choose not to focus their actions on demand response our growth may be reduced.

We are dependent on the actions of our business partners to provide future participants and our growth may be slowed if one or more partner chooses not to focus activity on demand response.

Our growth is dependent on having a broad range of products in each region that we operate. Restrictions or delays on products that we may provide will reduce or eliminate our competitive advantage.

Our broad range of products provides a competitive advantage in the recruitment of participants. Restrictions on our ability to offer multiple products in a region or delays in our ability to bring current products to new regions will reduce our competitive position and delay growth in those regions. We may not be able to anticipate or control all the rules or regulations that affect each product in each region.

Our growth is dependent on the cooperation of other stake holders such as utilities and electrical generators. To the extent that these stake holders resist change our growth may be slowed.

Utilities and electrical generators are the largest members of electrical grids and may for their own reasons act to slow or prevent the growth of demand response. The cooperation of all stakeholders is required to facilitate the growth of our business.

Our quarterly results fluctuate and may cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and will likely fluctuate in the future.  We believe that period to period comparisons of our results of operations are not a good indication of our future performance, but this may not be apparent to all stakeholders. A number of factors, many of which are outside of our control, are likely to cause these fluctuations.  The factors outside of our control include: fluctuations in demand for our services;  length of sales cycles; weather abnormalities; unexpected price changes; changes in the rules by the electric grid operators regarding payments for our transactional energy services; while opportunities for transactional revenue is high in cold weather months, adverse weather conditions, particularly during the winter season, could affect our ability to render services in certain regions of the United States; reductions in the margins of products and services offered by our competitors; costs of integrating technologies or businesses that we add; and delays in payment resulting from administrative delays from utilities in processing settlements.

Index

Factors substantially within our control include:  the timing of expansion into new markets; costs incurred to support internal growth and acquisitions; fluctuations in operating results caused by acquisitions; and the timing and payments associated with possible acquisitions.

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

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated March 11, 2008, our independent auditors stated that our financial statements for the year ended December 29, 2007 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our incurring net losses and deficits in cash flows from continuing  operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

Potential Fluctuations in Annual Operating Results

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products and services; seasonal weather trends, price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions and economic conditions specific to the construction  industry.

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

Index

ITEM 2.  PROPERTIES

We leased a facility in Portland, Oregon, and one facility in San Jose, California during 2007.  These facilities consist of approximately 13,000 square feet of office space.  We also lease several offices around the country in which sales people and sales engineers are based.  These facilities are occupied pursuant to both fixed-term, and month-to-month leases.  We do not own or lease any manufacturing space.

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

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 29, 2007.

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “MICG.OB.” The following table sets forth the high and low sales prices as reported by the Over the Counter Bulletin Board for the periods indicated.

Fiscal 2006
First Quarter	$5.00	$2.32
Second Quarter	4.38	2.70
Third Quarter	2.98	1.73
Fourth Quarter	1.68	0.52

Fiscal 2007
First Quarter	$0.77	$0.50
Second Quarter	1.18	0.61
Third Quarter	0.97	0.68
Fourth Quarter	1.53	0.70

As of February 5, 2008, we had 178 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  There were no cash dividends declared or paid in fiscal years 2007 or 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation information, as of December 29, 2007, is presented in compliance with SEC regulation S-K Item 201(d).

Number of
securities
remaining
available for
	Number of		future issuance
	Securities to be	Weighted	under equity
	issued upon	average	compensation
	exercise of	exercise price	plans (excluding
	outstanding	of outstanding	securities
	options and	options and	reflected in
	warrants	warrants	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,723,750	$0.69	9,051,743
Equity compensation plans not approved by security holders	28,549,182	$2.46	N/A
Total	38,272,931	$2.01	N/A

Index

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the NASDAQ Stock Market (U.S.) Index (“NASDAQ”) and the Russell 2000 Index for the period of December 31, 2003 through December 31, 2007.  The graph reflects the investment of $100 on December 31, 2003 in our stock, the NASDAQ and the Russell 2000 Index.

Total return also assumes reinvestment of dividends.  As noted above, we have never paid dividends on our common stock.  Historical stock price performance should not be relied upon as indicative of future stock price performance.

Comparison of Annual Cumulative Total Return Among Microfield Group, Inc.,
The NASDAQ Stock Market (U.S.) Index and the Russell 2000 Index

Index

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statements of operations data for the twelve months ended December 29, 2007, December 30, 2006, and December 31, 2005 and the balance sheet data at December 29, 2007, and December 30, 2006 are derived from our audited financial statements which are included elsewhere in this annual report. The statement of operations data for the years ended January 1, 2005, and January 3, 2004 and the balance sheet data at January 1, 2005, and January 3, 2004 are derived from our audited financial statements which are not included in this annual report. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

	Fiscal years ended
	December 29,	December 30,	December 31,	January 1,	January 3,
	2007	2006	2005	2005	2004
Statements of Operations:
Sales	$12,626	$3,202	$1,173	$-	$-
Cost of sales	8,788	3,032	666	-	-
Gross profit	3,837	170	507	-	-
Operating expense	8,180	6,076	78,215 *	1,023	707
Gain(loss) from continuing operations	(4,341)	1,561	(78,721)	(2,057)	(924)
Net income (loss)	(14,035)	833	(77,953)	(6,182)	(6,046)
Net income (loss) per share	$(0.17)	$0.01	$(2.88)	$(0.36)	$(0.59)
Weighted average shares	82,536	71,374	27,048	17,340	10,309
Balance Sheet Data:
Cash	$892	$454	$729	$11	$131
Total assets	48,085	57,147	55,241	11,775	14,042
Total liabilities	16,828	13,531	27,337	12,334	14,034
Shareholders’ equity (deficit)	$31,258	$43,616	$27,904	$(559)	$8

*	Includes write-off of impaired goodwill of $77,191,000 resulting from the re-valuation of goodwill purchased in the acquisition of ECI in October 2005.

Index

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this annual report contains forward-looking statements.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve substantial risks and uncertainties. One can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. One should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or of financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this Form 10-K.  See “Risk Factors beginning on page 9.”

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate, our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Form 10-K.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grid for settlement and approval. The transactions are recorded as revenue on the settlement date, which may fall 45-70 days after the transaction date from which the revenue is derived, because management feels that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use.

An additional source of our revenue is derived from agreements with the power grid operators whereby a monthly reserve fee is paid for our agreement to standby, ready to provide relief in the form of curtailment of energy usage, in times of high energy demand.  We record these payments as revenue over the period during which we’re required to perform under these programs.  Under certain programs, our obligation to perform may not coincide with the period over which we receive payments under that program.  In these cases we record revenue over the mandatory performance obligation period and record a receivable for the amount of payments that will be received after that period has been completed.

Index

We will apply the accrual method of accounting for revenues to all revenue generating activities when we are satisfied that we can estimate monthly revenue to be settled with the grid, with a higher degree of certainty.

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

Purchase price allocation and impairment of intangible and long-lived assets

Intangible and long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model.

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

Warrant Liability

In connection with the placement of certain debt instruments during the second quarter 2006 and the year ended December 30, 2006, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.

The warrant liability was initially measured and recorded at its fair value, and was then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black-Scholes option pricing model was used to value the warrant liability.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, was re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

At September 30, 2006, both of the warrant liabilities were reclassified to equity as a result of the effective registration of the underlying shares and warrants issued in both of the private placements.  These derivative instruments were revalued on the date each of the registrations was declared effective, with the incremental revaluation amount recorded as a gain in the consolidated statement of operations.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We tested our intangibles for impairment as of the end of fiscal years 2007, 2006, and 2005. Goodwill of $106,544,871 was recorded upon the acquisition of ECI, and represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill.  The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statements of operations.

Index

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for twelve months ended December 29, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 29, 2007 and December 30, 2006 was $921,000 and $1,442,000, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the twelve months ended December 29, 2007 and December 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), we are using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Computation of Net Income(Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted average number of common shares outstanding during the period.  During the years ended December 29, 2007 and December 31, 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Index

Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable.  During the year ended December 29, 2007, revenue from one major customer approximated $11,700,000 or 92.67% of sales.  This revenue is the result of multiple participating electric consumers who executed energy transactions that were aggregated and billed to PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  Of these participants, there were two whose transactions resulted in revenue that totaled 10% or more of our revenue in the twelve months ended December 29, 2007 and December 30, 2006.  At December 29, 2007 there was one customer whose accounts receivable accounted for all of our outstanding trade accounts receivable.  During the years ended December 30, 2006 and December 31, 2005, revenues from one major customer approximated 100% of sales. At December 30, 2006 and December 31, 2005 there were no customers whose accounts receivable accounted for more than 10% of total outstanding trade accounts receivable. We perform limited credit evaluations of our customers, do not require collateral on accounts receivable balances, but do often retain lien rights to reduce our risk.  We have not experienced material credit losses for the periods presented.   The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

Results of Operations

The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the business for the periods indicated.

	Fiscal		Fiscal	Fiscal
	2007		2006	2005	*

Net sales	100%		100%	100%
Cost of goods sold	70		95	57
Gross profit	30		5	43
Operating expenses	65		189	87
Loss from operations	(35)		(184)	(44)
Other income (expense)	0		233	(86)
Income (loss) before income taxes	(35)		49	(130)
Provision for income taxes	-		-	-
Income (loss) from continuing operations	(35)		49	(130)
Discontinued operations	(77)		(23)	65
Net gain (loss)	(111	) %	26%	(65	) %
* This table does not include the percentage of sales due to the impairment of goodwill and intangibles within ECI of approximately $77 million.  Presentation of this non-cash item would make the comparison of this year to the other years presented, meaningless.

The financial information presented for the fiscal years ended December 29, 2007 and December 30, 2006 includes information for ECI for the full fiscal year.  Due to the acquisition of ECI in 2005, the financial information presented for the year ended December 31, 2005, represents activity in ECI for the period from the date of the acquisition to the end of the fiscal year, combined with revenue, other income and S G & A expenses of Microfield Group, Inc. for the year ended December 31, 2005.

Sales.  Revenue for the fiscal year ended December 29, 2007 was $12,626,000 compared to $3,202,000 and   $1,173,000 for the fiscal years ended December 30, 2006 and December 31, 2005, respectively.  The increase in revenue between periods is due to increased wholesale energy market transaction activities within our participant base as well as transactions from new participants. We also recorded approximately $2.6 million in 2007 revenue from a new capacity product in PJM.  There were two participants whose transactions contributed to revenue from PJM that comprised 27% and 14% of our 2007 consolidated revenue. These two participants engaged in transactions that generated revenue that comprised more than 10% of consolidated revenue in 2006 and 2005.  The company’s revenue is subject to seasonal influences that affect the wholesale prices on which the majority of our revenue is derived.

Index

Cost of Sales.  Cost of sales totaled $8,788,000 (70%) compared to $3,032,000 (95%) for the fiscal year ended December 30, 2006, and $666,000 (57%), for the fiscal year ended December 31, 2005.  Cost of sales includes the portion of energy transaction revenue that is paid to participating energy consumers that initiate revenue generating transactions.  Also included in cost of sales is amortization of a developed technology intangible asset that amounted to 2%, 7% and 3% of revenue for the years ended December 2007, December 2006 and December 2005, respectively.

Gross Profit.  Gross profit for the fiscal year ended December 29, 2007, was $3,837,000 (30%) compared to $170,000 (5%) and $507,000 (43%) for the fiscal years ended December 30, 2006 and December 31, 2005, respectively.  This increase in gross profit is due primarily to the higher levels of revenue generated from participant’s wholesale energy market transactions.

Future gross profits and gross margins will depend on the volume and mix of sales of products and services to our customers.  It is anticipated that new products with higher margins will somewhat mitigate margin pressures from competitors in the areas where the company and its participating energy consumers enter into the wholesale energy markets.

Operating Expenses.  Operating expenses are comprised mainly of payroll costs, outside services, stock-based compensation and product development.  These expenses for the fiscal year ended December 29, 2007 were $8,180,000 (65%) compared to $6,076,000 (189%) and $1,023,000 (87%)(excluding approximately $77 million of goodwill impairment charges) for the fiscal years ended December 30, 2006,  December 31, 2005.  The increase in operating expenses is due to the increasing investment underway to build the sales organization and develop new products in ECI.  We anticipate increasing these expenses further in the coming periods as we continue our investment in the future growth of the wholesale energy market transaction business.

Write-off of impaired goodwill and intangibles.  We have hired an independent valuation firm at the end of each of the last three fiscal years to perform its impairment test on the goodwill and intangible assets contained in the two operating subsidiaries. This independent appraisal concluded that there was no impairment of either the goodwill or the intangibles as of December 29, 2007.  In 2005 these charges included a write-off of $77,191,000 for the impairment of the goodwill recorded in the acquisition of ECI.  We will continue to perform annual impairment tests on our goodwill and intangible assets.  Future impairment charges, if any, will be recorded as a charge against earnings.

Interest Expense.  Interest expense was $43,000 for the year ended December 29, 2007 compared to $895,000 and $422,000 for the years ended December 30, 2006 and December 31, 2005, respectively.  The decrease in interest expense was primarily a result of the charge for the timing of the filing of the company’s registration statement associated with the October 2005 private placement.  According to the registration rights document, the company had a total of 90 days to file its initial registration document and an additional 30 days to have it declared effective by the SEC.  The cost for this totaled $825,000 in 2006 and was paid for with the company’s common stock.  Excluding this charge, interest expense in 2006 was $70,000.

Gain/(Loss) on valuation of warrant liability.  As a part of the private placements in October 2005 and June 2006, we issued warrants that were given registration rights.  These warrants were valued and recorded as a liability.  In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model.  Any subsequent changes in our stock price would cause the warrant liability to be re-valued at the end of each quarter, with the resulting decrease or increase in liability recorded as a gain or loss in the company’s consolidated statement of operations.  The June 2006 warrant issuance and the subsequent changes in values of the warrant liabilities resulted in non-cash income during the fiscal year ended December 30, 2006 of $8,319,000, and non-cash expense in 2005 of $503,543.  Both of these warrant liabilities were reclassified to equity when their respective registrations were declared effective by the SEC.  There were no charges of this type in 2007.

Index

Gain / Loss From Discontinued Operations. Discontinued operations for all years presented contain the operations of Christenson Electric.  Christenson Electric was sold to a corporation formed by management of CEI on November 29, 2007.  The shareholders of the Company voted to approve the transaction at a shareholders’ meeting on March 10, 2008.

Revenues for the three years ended December 29, 2007, December 30, 2006 and December 31, 2005, were $56,842,000, $72,939,000, and $57,586,000, respectively.  The net loss from these discontinued operations was $9,695,000 for the year ended December 29, 2007.  This loss included a non-cash charge for impairment of goodwill and intangibles of $9,728,000.  We incurred a loss on discontinued operations of $745,000 for the year ended December 30, 2006, and recorded a gain of $722,000 for the year ended December 31, 2005.

Discontinued operations also contain small gains in 2006 and 2005 from the sale of the SoftBoard business. (See Item 1, Business – General)  The SoftBoard business was sold in 2000.  As part of the sale price, the Company receives royalties from the purchaser of that business, based on sales of SoftBoard products.  These royalties are listed in the income statement under “Gain on sale of discontinued operations.”

Income Taxes.  There was no provision for income taxes in 2007, 2006 or 2005 due to tax losses incurred by us in those years.  No tax benefit from loss carryback was recorded in these years as there was no income tax paid in the open loss carryback periods.  Because of the significant losses recorded in prior periods, we have provided a full valuation allowance on our net deferred tax asset (see Note 14).

Non-cash Expense Items

We have entered into several acquisitions, financings, debt conversions and other transactions where goodwill and amortizable intangible assets were recorded, and/or common stock or warrants were issued as a part of the transactions.  Many of the issuances resulted in non-cash charges to our statement of operations.  Additionally, other transactions and events occurred in which significant non-cash expense or income arose due to the nature of those occurrences.  The following table lists these items and the effect net income or loss in our statements of operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

	Year ended	Year ended	Year ended
Non-cash (income) or expense item description*	December 29,	December 30,	December 31,
	2007	2006	2005

Stock-based derivative liability re-measurement	$-	$-	$88,024
Interest expense on warrant issuances and re-measurements	-	-	320,967
Re-valuation (gain)/ loss of warrant liability	-	(8,319,107)	503,543
Common stock issued for services	118,500	-	-
Stock-based compensation issued for services	-	718,990	243,920
Stock-based compensation issued to directors and employees	920,699	723,261	-
Interest expense on amortization of debt discount	-	-	13,564
Intangible and amortization	528,684	533,185	220,750
Interest expense on late filing, paid with stock	-	824,899	69,000
Gain on disposal of assets and lease termination	-	-	(7,145)
Write down of impaired intangible asset (in disc. operations)	9,728,234	-	77,419,759
Unused reserve for legal fees to contest lawsuit	-	-	(120,000)

Total transactional non-cash (income) and expense	$11,296,117	$(5,518,772)	$78,752,382

*This table does not include depreciation expense.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At December 29, 2007, we had working capital deficit of approximately $1,124,000 and its primary source of liquidity consisted of cash and its operating lines of credit.

Index

Accounts receivable increased to $1,533,000 at December 29, 2007 from $99,000 at December 30, 2006.  The increase is due to the deferred payments on a capacity program under which all the revenue was recorded in the third quarter of 2007. These receivables are not net of any allowances for doubtful accounts.  Management expects these receivables to increase in future periods as revenue from this program increases and as we change our accounting policy of revenue recognition from cash basis to accrual basis in 2008.

Other current assets are comprised of $155,000 in notes receivable from employees of ECI who were given the opportunity to exercise incentive stock options they were granted upon the acquisition of ECI. These notes were received in lieu of payment for the exercise of those options in February 2007.  Also included in other current assets are $239,000 in direct costs incurred in the sale of CEI. These will be included in the cost of the sale recorded on the closing date of the sale in the first quarter of 2008.

Current assets contained in discontinued operations totaled $12,667,000 at December 29, 2007 compared to $14,613,000 at December 30, 2006.  These balances are comprised mainly of accounts receivable and cost in excess of billings, and will be transferred out of the consolidated balance sheets as a part of the sale of Christenson Electric.

Property and equipment, net of depreciation increased to $202,000 at December 29, 2007 compared to $71,000 at December 30, 2006.  This increase was due to new computer hardware and software for new employees in ECI, and to add to the Forefront software system.  We do not anticipate spending any material amounts to acquire fixed assets for the foreseeable future.

We recorded $106,545,000 in goodwill from the acquisition of ECI in 2005, which represents the value of the price paid for the stock of ECI over the net asset value of the assets and liabilities within ECI.  At December 30, 2006, an impairment test was performed on the value of the goodwill resulting in an impairment charge of $77,191,000.  This charge is recorded as an operating expense in the consolidated statement of operations.  We do not amortize goodwill.  There was no write down of goodwill during 2007 or 2006.

We also recorded an intangible asset of $2,390,667 at the date of the ECI acquisition consisting of developed technology that is currently used within ECI.  The intangible asset acquired has an estimated useful life of ten years, and as such is being amortized monthly, over that period.

Accounts payable increased to $2,976,000 at December 29, 2007 from $1,429,000 at December 30, 2006.  This increase is the result of the increase in participant payments from increases in revenue generated in the fourth quarter of 2007 over that in 2006.  The timing of participant payments also caused an increase at December 29, 2007.   Payables consist primarily of the costs of payments for energy automation transactions made by ECI’s participants and professional service fees payable as a part of the CEI sale transaction.

We have one small borrowing facility as a part of continuing operations.  The amount outstanding under this bank line of credit was approximately $118,000 at December 29, 2007 and December 30, 2006.  We are in compliance with its covenants under this loan.

During the past two years, we have issued common shares in exchange for cash. On June 29, 2006, we issued 7.5 million shares of our common stock and 5,625,000 warrants to purchase common stock in exchange for $15 million in a private placement.

In 2007, we incurred operating losses of $4,341,000 and operating income of $1,561,000 in 2006.  While it is anticipated that we can produce income from continuing operations, our history of recurring losses and liquidity issues may recur, in which case we may have to raise additional funds to continue to operate.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We may not have sufficient resources to satisfy cash requirements for the next twelve months.  We believe we have good relations in the financial community and are optimistic about our ability to raise additional capital if needed to support operations.  If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Index

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

 We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Our registered independent certified public accountants have stated in their report dated March 11, 2008, that we have incurred operating losses and is experiencing difficulty in generating sufficient cash flow to meet its obligation and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We have no commitments for capital expenditures in material amounts at December 29, 2007.

Inflation

In the opinion of management, inflation will not have an impact on our financial condition and results of its operations.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor does we participate in any non-exchange traded contracts requiring fair value accounting treatment.

Related Party Transactions

We, as a part of the discontinued operations have previously had a number of promissory notes, lines of credit and lease obligations owing to related parties.  As of December 29, 2007, as a part of continuing operations, there are no amounts owing to related parties other than nominal amounts incurred in the normal course of business and paid from expense reports.

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 29, 2007, and is based on information appearing in the notes to consolidated financial statements included elsewhere in this filing.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating Leases	$167,600	$118,248	$49,352	$-	$-
Employment and Consulting Agreements	50,000	50,000	-	-	-

Total obligations	$217,600	$168,248	$49,352	$-	$-

Index

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

We do not own or trade any financial instruments about which disclosure of quantitative and qualitative market risks are required to be disclosed.

Index

ITEM 8.  FINANCIAL STATEMENTS

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Microfield Group, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Microfield Group, Inc. and its wholly-owned subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microfield Group, Inc. and its wholly-owned subsidiaries as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008 expressed an unqualified opinion on management's assessment of the effectiveness of the Company’s internal control over financial reporting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 17, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 17.  The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

McLean, Virginia
March 11, 2008

Index

MICROFIELD GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 29, 2007 AND DECEMBER 30, 2006

	December 29, 2007	December 30, 2006
Current assets:
Cash and cash equivalents	$758,299	$420,133
Certificates of deposit	133,400	33,400
Accounts receivable, net of allowances of $194,936 and $194,798	1,532,843	98,693
Other current assets	551,601	48,846
Discontinued operations (Note 5)	12,666,606	14,613,429
Total current assets	15,642,749	15,214,501

Property and equipment, net (Note 3)	202,487	70,515
Other assets	43,175	44,082
Intangible assets, net (Note 4 and 6)	1,872,689	2,111,756
Goodwill (Note 4 and 6)	29,353,527	29,353,527
Discontinued operations (Note 5)	971,017	10,352,966
Total Assets	$48,085,644	$57,147,347

Current liabilities:
Accounts payable	$2,975,847	$1,429,196
Accrued expenses	118,148	182,494
Bank line of credit (Note 11)	118,456	117,454
Other current liabilities	4,504	100,678
Discontinued operations (Note 5)	13,549,408	10,440,661
Total current liabilities	16,766,363	12,270,483

Long-term liabilities:
Discontinued operations	61,327	1,260,859
Total long-term liabilities	61,327	1,260,859

Commitments and contingencies (Note 15)		-
Shareholders’ equity:
Convertible Series 3 preferred stock, no par value, 10,000,000 shares authorized, 0 and 2,040 shares issued and outstanding, respectively (Note 7)	-	856,670
Convertible Series 4 preferred stock, no par value, 10,000,000 shares authorized, 0 and 526 shares issued and outstanding, respectively (Note 7)	-	174,423
Common stock, no par value, 225,000,000 shares authorized, 83,569,416 and 79,023,905 shares issued and outstanding, respectively (Note 7)	115,776,415	113,067,867
Common stock warrants (Note 10)	36,178,218	36,178,218
Accumulated deficit	(120,696,679)	(106,661,173)
Total shareholders’ equity	31,257,954	43,616,005
Total liabilities and shareholders’ equity	$48,085,644	$57,147,347

The accompanying notes are an integral part of these consolidated financial statements

Index

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006 AND DECEMBER 31, 2005

	December 29,	December 30,	December 31,
	2007	2006	2005

Sales	$12,625,654	$3,201,980	$1,172,783

Cost of goods sold	8,788,454	3,031,794	665,585

Gross profit	3,837,200	170,186	507,198

Operating expenses
Sales, general and administrative	7,259,489	4,633,687	1,023,288
Stock–based compensation (Note 2)	920,699	1,442,251	-
Write-off of impaired goodwill and intangible assets (Note 6)	-	-	77,191,344

Loss from operations	(4,342,988)	(5,905,752)	(77,707,434)

Other income (expense)
Interest income	45,324	42,740	-
Interest expense	(43,115)	(894,710)	(422,313)
Derivative expense	-	-	(88,024)
Gain (loss) on valuation of warrant liability (Note 8)	-	8,319,107	(503,543)

Total other income (expense)	2,209	7,467,137	(1,013,880)

Income (loss) before provision for income taxes	(4,340,779)	1,561,385	(78,721,314)
Provision for income taxes (Note 13)	-	-	-

Income (loss) from continuing operations	(4,340,779)	1,561,385	(78,721,314)

Discontinued operations:
Gain(loss) on discontinued operations - Christenson Electric (Note 5)	(9,694,727)	(745,493)	721,722
Gain on sale of discontinued operations – SoftBoard (Note 5)	-	17,068	46,399

Net income (loss)	$(14,035,506)	$832,960	$(77,953,193)

Deemed preferred stock dividend	-	-	(411,060)

Net income (loss) attributable to common shareholders	$(14,035,506)	$832,960	$(78,364,253)

Basic and diluted net income (loss) per share from continuing operations (Note 14)	$(0.05)	$0.02	$(2.91)

Basic and diluted net income (loss) per share from discontinued Operations (Note 14)	$(0.12)	$(0.01)	$0.03

Basic and diluted net income (loss) per share (Note 14)	$(0.17)	$0.01	$(2.88)

Basic and diluted net income (loss) per share attributable to common shareholders (Note 14)	$(0.17)	$0.01	$(2.88)

Weighted average shares used in per share calculations:
Basic	82,536,027	68,347,814	27,048,127
Diluted	82,536,027	71,374,268	27,048,127

The accompanying notes are an integral part of these consolidated financial statements.

Index

Microfield Group, Inc.
Statement of Changes in Shareholders’ Equity (Deficit)
Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

												Total
												Shareholders’
	Convertible Series 2		Convertible Series 3		Convertible Series 4						Accumulated	Equity
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock Warrants		Deficit	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Amount

Balance January 1, 2005	6,821,436	$2,765,101	3,640.803	$1,273,667	4,605.265	$1,568,834	18,491,618	$20,707,192	5,645,439	$2,256,112	$(29,129,880)	(558,974)

Amortization of beneficial conversion features accounted for as deemed preferred stock dividend				255,471		155,589					(411,060)	-

Warrant values recognized upon warrant issuance									894,792	320,967		320,967

Common shares issued in the acquisition of Christenson Electric							2,000,000	1,280,000				1,280,000

Common shares issued in private placement							5,233,603	3,434,000				3,434,000

Common shares issued in the acquisition of EnergyConnect							27,365,305	64,034,814	19,695,432	36,495,391		100,530,205

Stock options issued in the acquisition of EnergyConnect								6,769,711				6,769,711

Stock options issued to outside consultants								244,000				244,000

Common shares issued upon conversion of preferred shares	(946,195)	(397,402)	(155.905)	(65,480)	(213.158)	(81,000)	1,315,258	543,882				-

Common shares issued upon exercise and forfeiture of warrants							1,079,440	743,539	(1,815,507)	(681,309)		62,230

Index

Common shares issued upon exercise of options							41,000	11,920				11,920

Common shares issued upon retirement of debt							31,646	50,000				50,000

Valuation of warrant liability issued in private placement								(6,286,919)	2,944,693			(6,286,919)

Net loss											(77,953,193)	(77,953,,193)

Balance December 31, 2005	5,875,241	$2,367,699	3,484.898	$1,463,658	4,392.107	$1,643,423	55,557,870	$91,532,139	27,364,849	$38,391,161	$(107,494,133)	$27,903,947

Common shares issued in private placement less direct expenses							7,500,000	13,504,101				13,504,101

Stock options issued to outside consultants								718,990				718,990

Stock options issued to Employees and directors								723,261				723,261

Common shares issued for delayed registration filing							440,344	893,899				893,899

Valuation of warrant liability issued in private placement								(14,758,004)	5,625,000			(14,758,004)

Common shares issued upon conversion of preferred shares	(5,875,241)	(2,367,699)	(1,445.210)	(606,988)	(3,865.790)	(1,469,000)	11,186,241	4,443,687				-

Common shares issued upon exercise and forfeiture of warrants							3,996,962	2,385,557	(4,440,667)	(2,212,943)		172,614

Common shares issued upon exercise of options							265,188	100,875				100,875

Conversion of warranty liability upon registration of warrants								13,229,360				13,229,360

Common shares issued upon conversion of debt							77,300	294,002				294,002

Net income											832,960	832,960

Index

Balance December 30, 2006	-	$-	2,039.688	$856,670	526.317	$174,423	79,023,905	$113,067,867	28,549,182	$36,178,218	$(106,661,173)	$43,616,005

Common shares issued to outside consultants							150,000	118,500				118,500

Stock options issued toEmployees and directors								920,699				920,699

Common shares issued upoconversion of preferred shares			(2,039.688)	(856,670)	(526.317)	(174,423)	2,566,005	1,031,093				-

Common shares issued upon exercise of options							1,829,507	638,256				638,256

Net loss											(14,035,506)	(14,035,506)

Balance December 29, 2007			$-	$-	-	$-	83,569,417	$115,776,415	28,549,182	$36,178,218	$(120,696,679)	$31,257,954

Each share of Series 3 and Series 4 preferred stock was converted into one thousand shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements

Index

MICROFIELD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006 AND DECEMBER 31, 2005

	December 29, 2007	December 30, 2006	December 31, 2005
Cash Flows From Operating Activities:
Net Income (loss)	$(14,035,505)	$832,960	$(77,953,193)
Depreciation on fixed assets	286,555	241,682	116,174
Amortization on intangible assets	528,684	533,184	220,702
Amortization of debt discount		-	7,563
Issuance of common stock resulting from delayed registration		893,899	-
Noncash interest expense recorded on warrant issuance		-	320,967
Common stock issued for services	118,500	-	-
Warrants and stock options issued for services	920,699	1,442,251	244,000
Gain on debt extinguishment		-	(111,847)
Re-measurement of warrant liability		(8,319,107)	503,543
Re-measurement of derivative associated with Steelcase note		-	88,024
Write down of goodwill and intangible assets	9,728,234	-	77,419,759

Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,583,131)	(568,634)	(217,254)
Accounts receivable – related party	-		(16,166)
Inventory	(17,811)	207,643	(481,441)
Other current assets	(175,070)	170,690	282,604
Costs in excess of billings	(44,263)	(311,298)	(531,877)
Other long term assets	906	70,202	(63,729)
Cash disbursed in excess of available funds		(942,436)	916,311
Accounts payable	725,344	(2,082,918)	(856,623)
Accounts payable – related party		20,904	(99,932)
Billings in excess of cost	1,012,955	96,432	(99)
Accrued expenses	26,697	(72,108)	(185,333)
Other current liabilities	(356,287)	279,173	(200,555)

Net cash used by operating activities	(2,863,493)	(7,507,481)	(598,402)

Cash flows from investing activities
Purchases of fixed assets	(790,764)	(449,989)	(47,238)
Purchase of certificates of deposit	(306,646)	(351,476)	-
Loan to non-related company		-	-
Net cash acquired in mergers with CEI and ECI		-	254,820

Net cash provided (used) by investing activities	(1,097,410)	(801,465)	207,582

Cash flows from financing activities:
Borrowings on line of credit	61,642,189	73,867,430	60,508,869
Repayments on line of credit	(59,383,443)	(75,994,579)	(60,305,851)
Borrowing on Union note payable		-	188,012
Repayments on Union note payable		(475,816)	(665,104)
Repayments on notes payable	(474,707)	(656,973)	(278,095)
Repayments on notes payable – related party		(789,020)	(1,689,137)
Borrowings on notes payable – related party		44,607
Borrowings on lease obligations	105,172	-	-
Proceeds from issuance of preferred stock		13,504,101	-
Proceeds from issuance of common stock	636,683	273,488	3,350,150

Net cash provided by financing activities	2,525,894	9,773,238	1,108,844

Net increase (decrease) in cash and cash equivalents	(1,435,009)	1,464,292	718,024

Cash and cash equivalents, beginning of period	2,193,308	729,016	10,992
Cash and cash equivalents, end of period	$758,299	$2,193,308	$729,016

Supplemental information on interest and taxes:
Interest paid during the year	$767,901	$1,341,379	$1,173,007
Income taxes paid during the year	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Beneficial conversion feature of Series 3 and Series 4 preferred stock	$-	$-	$-
Amortization of beneficial conversion feature	$-	$-	$411,060
Series 3 preferred stock issued for related party operating lease obligations	$-	$-	$-
Conversion of account payable-related party to preferred stock	$-	$-	$-
Issuance of pfd stock in exchange for conversion of related party debt	$-	$-	$-
Valuation of warrants issued with related party debt	$-	$-	$320,967

Index

Conversion of derivative liabilities to shareholders’ equity		$-	$-	$-
Conversion of preferred stock to common stock		$-	$-	$543,882
Reduction of note receivable secured by common stock		$-	$-	$-
Acquisition of CEI
Assets purchased		$-	$-	$4,610,103
Goodwill		$-	$-	$5,934,438
Liabilities assumed		$-	$-	$(8,916,022)
Common stock issued	$		$-	$(1,280,000)
Direct acquisition costs		$-	$-	$(348,519)
Cash paid for acquisition		$-	$-	$-

Acquisition of ECI:
Assets purchased		$-	$-	$2,689,348
Goodwill		$-	$-	$106,544,871
Liabilities assumed		$-	$-	$(1,509,930)
Common stock and stock options issued		$-	$-	$(70,804,525)
Common stock previously issued		$-	$-	$(200,000)
Warrants issued upon acquisitions		$-	$-	$(36,495,391)
Direct acquisition costs		$-	$-	$(224,373)
Cash paid for acquisition		$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

MICROFIELD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the Business

Microfield Group, Inc. (the “Company,” “Microfield,” “we,” “us,” or “our”) through its subsidiaries EnergyConnect, Inc. (“ECI”) specializes in transactions involving integration of consumers of electricity into the wholesale electricity markets.   The Company’s objective is to leverage our assets and resources and build a viable, profitable, energy and electrical services infrastructure business.

The consolidated financial statements include the accounts of Microfield and its wholly owned operating subsidiary, EnergyConnect, Inc. (collectively the "Company"). Christenson Electric, Inc., while still a wholly-owned subsidiary at December 29, 2007, was sold on March 10, 2008 (Note 18).  Therefore, the operations of CEI are presented as discontinued operations in the consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company was incorporated in October 1986 as an Oregon corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Portland, Oregon.

2.  Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending December 29, 2007.  The Company’s last two fiscal years were the 52-week periods ended December 30, 2006 and December 31, 2005.

Principles of Consolidation

The Consolidated Statements of Operations presented above, contain revenue and expense data of Microfield Group, Inc. for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.  On October 13, 2005, the Company acquired its wholly-owned subsidiary, EnergyConnect, Inc. (see Note 4).  The revenue and expense data of ECI is included in the Consolidated Statement of Operations from the acquisition date to the end of the period presented.  Christenson Electric, Inc., while still a wholly-owned subsidiary at December 29, 2007, was sold on March 10, 2008 (Note 18).  Therefore, the operations of CEI are presented as discontinued operations.  All significant inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Index

Advertising Costs

Advertising and marketing costs of $90,000, $40,000 and $0 were expensed as incurred in each of the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation of computer equipment and software is computed using straight line or accelerated declining balance method over the estimated useful lives of the assets.  Estimated lives of three to five years are used for computer equipment and software.  There are no other fixed assets owned by the Company.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable.  During the year ended December 29, 2007, revenue from one major customer approximated $11,700,000 or 92.67% of sales.  This revenue is the result of multiple participating electric consumers who executed energy transactions that were aggregated and billed to PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  Of these participants, there were two whose transactions resulted in revenue that totaled 10% or more of our revenue in the twelve months ended December 29, 2007 and December 30, 2006.  At December 29, 2007 there was one customer whose accounts receivable accounted for all of our outstanding trade accounts receivable.  This receivable was based on a single demand response program within PJM.  During the years ended December 30, 2006 and December 31, 2005, revenues from one major customer approximated 100% of sales. At December 30, 2006 and December 31, 2005 there were no customers whose accounts receivable accounted for more than 10% of total outstanding trade accounts receivable. The Company performs limited credit evaluations of its customers, does not require collateral on accounts receivable balances, but does often retain lien rights to reduce its risk.  The Company has not experienced material credit losses for the periods presented.   The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material adverse impact on the Company’s financial condition and results of operations.

Revenue recognition

We produce revenue through agreements with both building owners and membership in the electric grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grid for settlement and approval. The transactions are recorded as revenue on the settlement date, which may fall 45-70 days after the transaction date from which the revenue is derived, because management feels that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use.

An additional source of our revenue is derived from agreements with the power grid operators whereby a monthly reserve fee is paid for our agreement to standby, ready to provide relief in the form of curtailment of energy usage, in times of high energy demand.  We record these payments as revenue over the period during which we’re required to perform under these programs.  Under certain programs, our obligation to perform may not coincide with the period over which we receive payments under that program.  In these cases we record revenue over the mandatory performance obligation period and record a receivable for the amount of payments that will be received after that period has been completed.

We will apply the accrual method of accounting for revenues to all revenue generating activities when we are satisfied that we can estimate monthly revenue to be settled with the grid, with a higher degree of certainty.

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

Computation of Net Income(Loss) per Share

Basic earnings (loss) per common share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the years ended December 29, 2007 and December 31, 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Pension Plan Contributions

Thy contributes to several Multi-Employer Pension Benefit Plans on behalf of its employees covered by a collective bargaining agreement.  During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company contributed $3,943,000, $2,704,000 and $1,895,000 to these plans, respectively, which was expensed as incurred.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements for twelve months ended December 29, 2007 and December 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 29, 2007 and December 30, 2006 was approximately $921,000 and $1,442,000, respectively.

Index

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the twelve months ended December 29, 2007 and December 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the twelve months ended  December 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

		December 31, 2005

Net loss	As reported	$(77,953,193)
Less: Total stock-based employee compensation expense determined under fair value based method for awards, not including amounts to non-employees already included in the calculation of net income, net of related tax effects		(591,024)
Net loss	Pro forma	$(78,544,217)

Net loss attributable to common shareholders	Pro forma	(78,955,277)

Basic and diluted net loss per share	As reported	$(2.88)
	Pro forma	$(2.90)
Basic and diluted net loss per share attributable to common shareholders	Pro forma	$(2.92)

Index

Comprehensive Income

The Company has no items of other comprehensive income or expense.  Accordingly, the Company’s comprehensive loss and net loss are the same for all periods presented.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, bad debts, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

3.  Property and Equipment

Property and equipment consist of the following:

	December 29, 2007	December 20, 2006

Software and computer equipment	$252,271	$83,228
	252,271	83,228

Less accumulated depreciation	(49,784)	(12,713)

	202,487	70,515

Depreciation expense included as a charge to income was $37,071, $11,993 and $720 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

4.  Acquisition of EnergyConnect, Inc.

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

Index

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

The intangible asset of $2,390,667 at the date of acquisition consisted of developed technology that is currently used within ECI.  The intangible asset acquired has an estimated useful life of ten years, and as such will be amortized monthly, over that period.  Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  At December 30, 2006, it was determined in an independent valuation that the goodwill generated in this transaction was impaired.  The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.  The Company tested the value of the goodwill at December 29, 2007 and concluded that there was no further impairment of the goodwill asset in ECI during the twelve months ended December 29, 2007.

The following unaudited proforma information presents a summary of the consolidated results of operations of the Company assuming the acquisition of ECI occurred on the first day of 2005.  The following information is unaudited.

		Year Ended
		December 31,
		2005
		(unaudited)

Sales		$1,172,783

Net loss	*	$(79,786,072)

Basic and diluted net loss per share		$(1.64)

* This amount includes a charge of $77,191,344 for the write-off of impaired goodwill at December 30, 2006.

Index

5. Acquisition and Divestiture of Christenson Electric, Inc.

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

The Company had an independent purchase allocation performed as of the acquisition date. The acquisition of CEI resulted in the valuation of CEI’s Christenson name and customer lists/relationships.  Total CEI identifiable intangible assets acquired and their carrying values at December 30, 2006 are:

					Weighted Average
	Gross Carrying	Accumulated		Residual	Amortization
	Amount	Amortization	Net	Value	Period (Years)
Amortized Identifiable Intangible Assets:
Christenson Velagio customer lists	$663,305	$(351,560)	$311,745	$-	6.0
Christenson Electric customer relationships	1,687,335	(235,875)	1,451,460	-	10.0
Total Amortized Identifiable Intangible Assets	2,350,640	(587,435)	1,763,205	-

Unamortized Identifiable Intangible Assets:
Christenson Velagio trade name	872,771	-	872,771
Christenson Electric trade name	758,356	-	758,356
Total Unamortized Identifiable Intangible Assets	1,631,127	-	1,631,127

Total	$3,981,767	$(587,435)	$3,394,332

Index

As a result of the acquisition, the Company valued CEI and CEI’s Christenson goodwill totaling $6,623,520 at December 30, 2006.  The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The Company’s trade name is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name will be tested annually for impairment. The customer lists were determined to have a six-year life.  The customer relationship was determined to have a ten-year life.

On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI, for $1,650,000 in cash and the assumption of approximately $7.5 million in term and revolving debt (subject to adjustments for subsequent changes).  The agreement was approved by our shareholders in a vote on March 10, 2008.

At December 29, 2007, it was determined that the value of the CEI intangibles and goodwill was impaired, total net carrying values of the intangibles and goodwill, $9,728,234, was charged against CEI earnings and included in the operation result of the discontinued operations in the consolidated financial statements.

The results of operations of Christenson are presented as discontinued operations in the financial statements.  The following table presents selected financial data for the three years ended December 29, 2007, December 30, 2006 and December 31, 2005.

	December 29, 2007		December 30, 2006	December 31, 2005

Statement of Operations:
Sales		$56,841,954	72,938,719	56,762,252
Gross profit		10,264,104	9,109,717	9,961,302
Operating expenses		19,226,241	8,655,227	7,884,771
Net income (loss)	*	(9,694,727)	(745,493)	801,410

Balance Sheet:
Cash		524,722	2,354,916
Accounts receivable		9,155,773	9,006,793
Total assets		13,637,623	24,966,395
Accounts payable		2,811,194	3,403,331
Operating line of credit		5,970,612	3,710,905
Total liabilities		$13,610,734	11,701,520

*  This loss includes a write-off of $9,728,234 from the impairment of goodwill and intangibles in Christenson.  Excluding that charge, Christenson had net income of $33,507 for the twelve months ended December 29, 2007.

SoftBoard

On September 7, 2000, the Company entered into a definitive agreement with Greensteel, Inc. (Greensteel), a wholly-owned subsidiary of Polyvision Corporation, for the sale of substantially all of the Company’s assets used in the SoftBoard operations.  The final payment of $17,068 was received in February 2006, with a total of, $46,399 received by the Company during the year ended December 31, 2005, respectively.  These amounts were recorded as gain on the sale of discontinued operations in the Consolidated Statements of Operations.

Index

6.  Intangible Assets and Goodwill

As a result of our acquisition of ECI we recorded an intangible asset of $2,390,667 at the date of acquisition representing developed technology that is currently used within ECI.  The intangible asset acquired has an estimated useful life of ten years, and as such is being amortized monthly, over that period.  Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  At December 30, 2006, it was determined in an independent valuation that the goodwill generated in this transaction was impaired.  The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.

Intangible assets consist of the following:

	December 29, 2007	Decembe 30, 2006

Developed technology	$2,390,667	$2,390,667
	2,390,667	2,390,667

Less accumulated depreciation	(517,978)	(278,911)

	1,872,689	2,111,756

Amortization of intangible assets included as a charge to income was $239067, $239067 and $39,844 for the years ended  December 29, 2007, December 30, 2006 and December 31, 2005, respectively.  Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
2008	$239,067
2009	239,067
2010	239,067
2011	239,067
2012 and beyond	916,421
Total	$1,872,689

The Company does not amortize goodwill.  As a result of the acquisition of ECI, the Company recorded goodwill in the amount of $106,544,871 during fiscal year 2005 (Note 4). At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company wrote off $77,191,344 of this goodwill. The write-off of the goodwill was included in operating expenses in the consolidated statement of operations. There were no changes in the carrying amount of goodwill for the years ended December 29, 2007 and December 30, 2006.

Management judgment is necessary to estimate fair value. We enlisted the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill, both at the dates of acquisition and at specific dates annually.  Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

Index

7.  Capital

Common Stock

We are authorized to issue up to 225,000,000 shares of common stock, no par value. At our shareholders’ meeting in June 2006, the shareholders voted to increase to total common shares authorized from 125,000,000 to 225,000,000 shares.  As of December 29, 2007, there were 83,569,416 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

On October 5, 2007 the company issued 150,000 shares of common stock to an outside consultant for services to be rendered in the following six-month period.

During the year ended December 29, 2007 several shareholders converted shares of Series 3, and Series 4 preferred stock into 2,566,004 shares of the Company’s common stock.  The Company issued 1,829,507 shares of common stock in exchange for stock options exercised at $0.27 to $0.59 per share.    There were no warrants exercised for common stock in the current year.

On June 29, 2006, the Company entered into a private placement under which it issued 7,500,000 shares of its common stock in exchange for $15,000,000 of cash, before direct expenses.

During the fiscal year ended December 30, 2006 several shareholders converted shares of Series 2, Series 3, and Series 4 preferred stock into 11,186,241 shares of the Company’s common stock.  The Company issued an aggregate of 3,996,962 shares of common stock in exchange for common stock warrants exercised.  The exercise prices of the common stock warrants range from $0.31 to $42 per share.   The Company issued 265,188 shares of common stock in exchange for stock options exercised at $0.26 to $0.84 per share. The Company also issued 77,300 shares of common stock in exchange for settlement of previously incurred debt.  The Company also issued 440,344 shares of common stock in payment of a penalty for delayed registration under the terms of the private placement in October 2005.

On October 13, 2005, the Company entered into a merger agreement under which it issued 27,365,305 shares of its common stock, 19,695,432 warrants to purchase shares of the Company’s common stock, and stock options to purchase 3,260,940 shares of the Company’s common stock, in exchange for all of the outstanding shares of EnergyConnect, Inc (Note 4).

On October 5, 2005, the Company entered into a private placement under which it issued 5,233,603 shares of its common stock in exchange for $3,276,000 of cash and the conversion of $158,000 of debt.

On July 20, 2005, the Company acquired Christenson Electric, Inc. (CEI) in exchange for 2,000,000 shares of the Company’s common stock and the assumption of certain liabilities within CEI (Note 5).

Preferred Stock

We are authorized to issue up to 10,000,000 shares of Preferred Stock, no par value. The 10,000,000 shares of Preferred Stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a “series” of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. As of December 29, 2007, there were no remaining shares of any Series of preferred stock.

The terms of our previously outstanding series’ of preferred stock were as follows.

Series 2 Preferred Stock

On September 26, 2003 the Company issued 3,607,151 shares of Series 2 preferred stock in conjunction with a private placement at $.42 per share.  On November 17, 2003, the Company issued 3,333,334 shares of Series 2 preferred stock in exchange for the conversion of debt. During the year ended December 30, 2006, several of the Series 2 preferred stockholders converted a total of 5,875,241 shares of Series 2 preferred stock into 5,875,241 shares of common stock.  As of December 29, 2007, all of the shares of Series 2 Preferred stock had been converted to common.  The terms of the Series 2 preferred stock were as follows.

Index

Dividends.  Series 2 preferred stock issued and outstanding were entitled to receive a cash dividend in the amount of 6.5% of the Issue Price per annum.  The Series 2 preferred stock dividends were to be paid in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deemed advisable.  Any declared but unpaid dividend would not bear interest and were to be paid out of net profits; if net profits were not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend were to be paid in full out of net profits of the Corporation in subsequent quarters before any dividends were paid upon shares of Junior Stock.  No dividends were declared on this series of preferred shares.

Liquidation Preference.  In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, except in certain circumstances, the holders of each share of Series 2 preferred stock were to be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, before any declaration and payment or setting apart for payment of any amount was to be made in respect of Junior Stock, an amount equal to the Issue Price and all accrued but unpaid dividends.

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

Series 3 Preferred Stock

On April 3, 2004 the Company issued 3,640.803 shares of Series 3 preferred stock at $420 per share in exchange for conversion of $1,529,000 of outstanding debt. During the year ended December 29, 2007, several of the Series 3 preferred stockholders converted a total of 2,039.689 shares of Series 3 preferred stock into 2,039,689 shares of common stock.  During the year ended December 30, 2006, several of the Series 3 preferred stockholders converted a total of 1,445.210 shares of Series 3 preferred stock into 1,445,210 shares of common stock. Each share of Series 3 preferred stock was convertible into 1,000 shares of the Company’s common stock. The terms of the Series 3 preferred stock were as follows.

Dividends. Series 3 preferred stock issued and outstanding was entitled to receive a cash dividend in the amount of 6.5% of the issue price per annum. The Series 3 preferred stock dividends were cumulative and were to be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and were to be paid out of net profits. If net profits were not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend was to be paid in full out of our net profits in subsequent quarters before any dividends are paid upon shares of junior stock.  No dividends were declared on this series of preferred shares.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of our company, either voluntary or involuntary, except in certain circumstances, the holders of each share of Series 3 preferred stock were entitled to be paid out of our assets available for distribution to our shareholders, before any declaration and payment or setting apart for payment of any amount were to be made in respect of junior stock, an amount equal to the issue price and all accrued but unpaid dividends.

Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be convertible into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of a sale of our common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to us of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Series 3 preferred shares were originally issued in April 2004.  The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature was amortized over the conversion period of one year.   At December 29, 2007, there was no remaining unamortized beneficial conversion feature associated with the Series 3 preferred stock.

Index

Voting Rights. Each holder of Series 3 preferred stock had the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.

Series 4 Preferred Stock

In April and May 2004, the Company issued 4,605.265 shares of Series 4 preferred stock at $380 per share in exchange for $1,750,000 in a private placement (Note 10) from investors, some of which include certain related parties. During the year ended December 29, 2007, several of the Series 4 preferred stockholders converted a total of 526.315 shares of Series 4 preferred stock into 526,315 shares of common stock. During the year ended December 30, 2006, several of the Series 4 preferred stockholders converted a total of 3,865.790 shares of Series 4 preferred stock into 3,865,790 shares of common stock. Each share of Series 4 preferred stock was convertible into 1,000 shares of the Company’s common stock.   The terms of the Series 4 preferred stock were as follows.

Dividends. Series 4 preferred stock issued and outstanding was entitled to receive a cash dividend in the amount of 6.5% of the issue price per annum. The Series 4 preferred stock dividends were cumulative and were to be payable in cash, quarterly, subject to the declaration of the dividend by the board of directors, if and when the board of directors deems advisable. Any declared but unpaid dividend will not bear interest and were to be paid out of net profits. If net profits were not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend was to be paid in full out of our net profits in subsequent quarters before any dividends are paid upon shares of junior stock.  No dividends were declared on this series of preferred shares.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of our company, either voluntary or involuntary, except in certain circumstances, the holders of each share of Series 4 preferred stock were entitled to be paid out of our assets available for distribution to our shareholders, before any declaration and payment or setting apart for payment of any amount were to be made in respect of junior stock, an amount equal to the issue price and all accrued but unpaid dividends.

Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be convertible into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of a sale of our common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to us of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Series 4 preferred shares were originally issued in April 2004.  The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature was amortized over the conversion period of one year.  At December 29, 2007, there was no remaining unamortized beneficial conversion feature associated with the Series 4 preferred stock.

Index

Voting Rights. Each holder of Series 4 preferred stock had the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

8.  Private Placements

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

Index

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

9.   Repurchase of Common Stock

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

10.  Stock Options and Warrants

Stock Incentive  Plan

The Company has a Stock Incentive Plan (the "Plan").  At December 29, 2007 and December 30, 2006, 9,723,750 and 9,057,577 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods ranging between one and four years.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.94	9,272,361	3.8	$0.62	5,623,153	$0.49
$1.76 - $2.70	451,389	3.6	$2.14	206,597	$2.21
	9,723,750	3.7	$0.69	5,829,750	$0.55

Index

A summary of the status of the Company’s Stock Incentive Plan as of December 29, 2007 and December 30, 2006 and for the years then ended is presented below:

	December 29, 2007		December 30, 2006
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of year	9,057,577	$0.54	7,717,765	$0.44
Granted at market price	2,707,500	0.92	1,385,000	1.13
Granted at other than market price			240,000	0.38
Exercised	(1,829,507)	0.35	(265,188)	0.38
Cancelled	(211,820)	0.41	(20,000)	1.25

Outstanding at end of year	9,723,750	$0.69	9,057,577	$0.54

Options exercisable at year end	5,829,750	$0.55	6,630,285	$0.45

The Company granted 2,706,000 and 1,385,000 options to purchase shares of the Company’s common stock to employees and directors of the Company, during the years ended December 29, 2007 and December 30, 2006, respectively.  These options are forfeited if not exercised within periods of five to ten years, and vest over periods ranging from immediately to forty-eight months starting with the month of grant.

On October 13, 2005, in conjunction with the acquisition of EnergyConnect, the Company granted 3,260,940 options at $0.32 per share to prior holders of options in the EnergyConnect, Inc. Incentive Stock Option Plan.  These options were granted with exercise dates of February 5, 2007 and February 5, 2008. On February 5, 2007 1,342,740 of the 1,534,560 shares eligible to be exercised, were exercised. The other 191,820 were not exercised, and therefore were forfeited. If the remaining 1,726,380 options are not exercised on February 5, 2008, they will expire.

The weighted average per share value of options granted during the years ended December 29, 2007 and December 30, 2006 were $1.02 and $0.43 respectively.

The Company computed the value of all options granted using the Black-Scholes pricing model as prescribed by SFAS No. 123 and SFAS No. 123(R).  The following ranges of assumptions were used to calculate the values of options granted during 2007, 2006 and 2005:

	December 29,	December 30,	December 31,
	2007	2006	2005
Risk-free interest rate	3.42% - 4.64%	4.16% - 4.92%	3.50% - 4.45%
Expected dividend yield	-	-	-
Expected lives	5 years	5 years	5 years
Expected volatility	120% - 134%	123% - 133%	121% - 134%

The Company also granted 1,000 options to an outside consultant for services rendered in 2007. These options granted in 2007 have a 12-month waiting period before vesting. Compensation expenses charged to operations for stock options issued to consultants amounted to $0, $105,000, and $244,000 for the year ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Common Stock Warrants

In connection with an April 2003 common stock private placement, we issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of December 29, 2007, the warrant holders have exercised 101,308 warrants in exchange for 101,308 shares of our common stock and 10,000 warrants remain outstanding.

Index

In September 2003, in connection with a preferred stock private placement, we issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock.  Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008.  Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902.  At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above.  Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000.  The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005.  As of December 29, 2007, the warrant holders have exercised 183,333 warrants in exchange for 183,333 shares of our common stock and 150,001 warrants remain outstanding.

In connection with the January 22, 2004 debt issuance by Destination Capital, LLC, the Company is obligated to issue warrants to purchase the Company’s common stock.  According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock will be issued to the debt holders on the first day of each calendar month that the debt is outstanding.  The Company repaid this debt in April 2004, and accordingly is obligated to issue 1,403,547 warrants, which is equivalent to 4% of the fully diluted common stock outstanding under the terms outlined in that agreement.  Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008.  Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824.  At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above.  Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,373.  The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005.  As of December 29, 2007, the warrant holders have exercised 1,403,546 warrants in exchange for 1,226,374 shares of our common stock and no warrants remain outstanding.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC, the Company is obligated to issue warrants to purchase the Company’s common stock.  According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding.  Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009.  Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513.  At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above.  Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776.  The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005.  As of December 29, 2007, the warrant holders have exercised 1,309,616 in exchange for 1,170,841 shares of our common stock, and 316,426 warrants remain outstanding.

Index

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC, under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations in the third quarter of 2004. As of December 29, 2007, the holders of these warrants exercised 1,000,000 warrants in exchange for 889,648 shares of the Company’s common stock.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000 (Note 8), the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of December 29, 2007, the warrant holders have exercised 192,370 warrants, for 180,409 shares of our common stock, and 2,752,323 warrants remain outstanding.

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI (Note 4). As of December 29, 2007, the warrant holders have not exercised any of these warrants.

In June 2006, in connection with a common stock private placement, we issued 5,625,000 warrants to purchase common stock (See Note 8).  Each warrant is exercisable into one share of common stock at $3.00 per share and will expire in 2011.  As of December 29, 2007, the warrant holders have not exercised any of these warrants.

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

During the twelve months ended December 29, 2007 no warrant holders exercised warrants in exchange for shares of the Company’s common stock.  .

11.   Debt

Operating Line of Credit

The Company has a loan facility which is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of December 29, 2007 and December 30, 2006, there was $118,456 and $117,454 outstanding, respectively, under this line.  The Company was in compliance with the terms of this line of credit at December 29, 2007.  The Company had no other term debt or loans outstanding at December 29, 2007.

Index

12.  Segment Information

The continuing operations of this business are comprised of one line of business in the energy and demand response industry.  Therefore, no segment information disclosures are provided.

13.  Income Taxes

The provision for income taxes for the years ended December 29, 2007, and December 30, 2006 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

As of December 29, 2007, and December 30, 2006, Microfield had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.  The tax benefit recorded at the statutory rate in Microfield’s pre-tax loss in fiscal years 2007 and 2006 would have been approximately $5,344,534, and $3,116,927, respectively.  However, because of recognition of a full valuation allowance the effective tax rate for the Company was zero in 2007 and 2006.

Deferred tax assets are comprised of the following components:

	December 29, 2007	December 30, 2006
Current:
Allowance for doubtful accounts	$74,552		$74,997
Inventory allowance	23,100		23,100
Audit costs	48,125		65,783
Other allowances	13,475		29,992
	159,252		193,872
Non-current:
Net operating loss carry forwards	18,982,051		13,637,517
Research and development credits	101,445		101,445
	19,083,496		13,738,962

Total deferred tax asset	19,242,748		13,932,834

Deferred tax asset valuation allowance	(19,242,748)		(13,932,834)

Net deferred tax assets	$-	$

At December 29, 2007, the Company had available net operating loss carryforwards of approximately $49,304,000 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2008 to 2027 subject to limitations of Section 382 of the Internal Revenue Code, as amended.  Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995 and the Company’s acquisitions since then.  In addition, the Company has research and development credits aggregating $101,445 for income tax purposes at December 29, 2008.  Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2008 to 2013.

Index

14.  Net Income (Loss) Per Share

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, convertible preferred stock and warrants to purchase common stock.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as preferred stock, stock options and warrants as outstanding.  For the years ended December 29, 2007 and December 31, 2005, the computation of net loss per share excludes the effect of stock options and warrants as they were antidilutive.  There were 9,723,750 options and 28,549,182 warrants outstanding at December 29, 2007, and 9,057,577 options and 28,549,182 warrants outstanding at December 30, 2006.

The following table presents the computation of basic and diluted losses per share:

	Year ended	Year ended	Year ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net income (loss) attributable to common shareholders	$(14,035,506)	$832,960	$(78,364,253)
Basic and diluted loss per share	$(0.17)	$0.01	$(2.88)
Continuing operations	$(0.05)	$0.02	$(2.91)
Discontinued operations	$(0.12)	$(0.01)	$0.03
Basic weighted average common shares outstanding	82,536,027	68,347,814	27,048,127
Diluted weighted average common shares outstanding	82,536,027	71,374,268	27,048,127

15.   Commitments and Contingencies

Manufacturing and Purchase Commitments

The Company purchases inventory on an as needed basis.  There are no purchase commitments for products that the Company uses in the performance of its services.

Operating lease commitments

The Company is party to two facility lease agreements. Following is a schedule of the Company’s annual operating lease commitments as of December 29, 2007 for the coming five years.

Year	Amount
2008	$118,248
2009	49,352
2010	-
2011	-
2012 and beyond	-
Total	$167,600

Rental expenses charged to operations for the year ended December 29, 2007, December 30, 2006 and December 31, 2005 were $135,571, $95,483 and $10,200, respectively.

16.   Legal Proceedings

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

Index

17.  Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements during the year ended December 29, 2007, the Company incurred net losses of $14,035,506 and generated negative cash flow from operations in the amount of $2,863,493.  The Company’s current liabilities exceeded its current assets by $1,123,614 as of December 29, 2007.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.  Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and sale of its products and services, and additional equity investment in the Company.  The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to them, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

18.  Subsequent Events

Divestiture of Christenson Electric.

On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI, for $1,650,000 in cash and the assumption of approximately $7.5 million in term and revolving debt (subject to adjustments of subsequent transactions).  The agreement was approved by our shareholders in a vote on March 10, 2008.

19.  Selected Quarterly Data (UNAUDITED)

The following table sets forth selected unaudited quarterly information for the Company’s year-ended December 29, 2007 and December 30, 2006.

Quarters ended in 2007	March 31	June 30	September 29	December 29
Revenue	$2,600,000	$3,117,000	$4,690,000	$2,218,000
Gross Profit	432,000	616,000	2,446,000	343,000
Provision for income taxes	-	-	-	-
Basic income (loss) per share	(0.02)	(0.01)	0.01	(0.14)
Diluted income (loss) per share	(0.02)	(0.01)	0.01	(0.14)

Quarters ended in 2006	April 1	July 1	September 30	December 30
Revenue	827,000	313,000	943,000	1,124,000
Gross Profit	(79,000)	(17,000)	113,000	153,000
Provision for income taxes	-	-	-	-
Basic income (loss) per share	(0.09)	0.02	0.09	(0.01)
Diluted income (loss) per share	$(0.09)	$0.02	$0.09	$(0.01)

There was no allowance for doubtful accounts or any bad debt expense in the continuing operations for any of the years presented.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that  evaluation, and the remediation of material weaknesses described below, our CEO and CFO concluded, as of the end of such period,  our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Our management has undergone an intensive process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

Index

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

A material weakness is a control deficiency (as defined in PCAOB Auditing Standard No. 2 and superseded by PCOAB Auditing Standard No. 5), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment of the effectiveness of our internal control over financial reporting is that our internal controls over financial reporting were effective as of December 29, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the corrective actions taken in 2007 resolving material weaknesses described below, management concluded that our internal control over financial reporting was effective as of December 29, 2007.

We identified material weaknesses as of December 30, 2006: 1) Revenue Recognition - Implementing a consistent application of percent of completion estimation, implementing accurate project costing controls, as well as maintaining adequate records of contracts, and 2) Cash Disbursements and Liability Recognition - Standardizing purchasing policies and procedures, segregating purchasing duties where appropriate and improving the receipt and approval function. Management has corrected these material weaknesses and corrected other significant weaknesses.  The Company will continue to dedicate significant personnel and financial resources to the ongoing control maintenance efforts to improve the effectiveness of the internal controls.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 has been audited by RBSM LLP, the Company’s independent registered public accounting firm, as stated in their report, which follows.

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

Index

Other
•	Procedures established and personnel assigned to reconcile key accounts on a timely basis

•	Control function added to review reconciliations

•	Control evidence records and procedures for each job function

•	Timely and frequent project reviews

•	Timely closing and review of books and records

•	Deadlines imposed for period end closings

To correct the material weakness, checklists have been developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and review. Specific checklists have been developed for non-quarter end months, quarter end months and the annual close. These checklists were developed and have been implemented in the 2007 annual close processes and utilized in the preparation of this Annual Report.

Our officers have been working with the Board of Directors to address recommendations from our registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. Management expects that these new procedures will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, which will timely alert the CEO to material information relating to our requirements to be included in our Exchange Act filings.

Index

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Microfield Group, Inc.
Portland, Oregon

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Microfield Group, Inc. and its subsidiaries (the Company) maintained effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Microfield Group, Inc. and its wholly-owned subsidiaries maintained effective internal control over financial reporting as of December 29, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Microfield Group, Inc. and its subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 29, 2007 and December 30, 2006, and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007 of Microfield Group, Inc. and its subsidiaries.  Our report dated March 11, 2008, expressed an unqualified opinion thereon and included an explanatory paragraph related to the Company’s ability to continue as a going concern.

/s/ RBSM LLP

McLean, Virginia
March 11, 2008

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

The following table sets forth information regarding our directors and executive officers as of December 29, 2007:

Name	Age	Positions
Rodney M. Boucher	64	Chief Executive Officer and Director
Randall R. Reed	51	Chief Financial Officer
Gene Ameduri	59	President of ECI and Director
William C. McCormick	74	Chairman of the Board of Directors
Gary D. Conley	47	Director
John Metcalf	57	Director
Kurt E. Yeager	68	Director
Phillip G. Harris	59	Director

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

Randall R. Reed joined us in September 2005 when he was appointed Chief Financial Officer.  Mr. Reed provided financial, accounting and SEC consulting for us from September 2002 through September 2005 through his consulting firm Reed Financial Services, which he operated from January 2001 through September 2005.  From July 1999 to January 2001, Mr. Reed was Chief Financial Officer for Dry, Inc. a consumer products company.  Mr. Reed was Chief Financial Officer and Controller of Microfield Graphics, Inc., a publicly traded manufacturer of technology products from August 1985 to July 1999.  Prior to his position there he was with Coopers & Lybrand, an international public accounting firm, from 1981 to 1985. Mr. Reed is presently serving on the Board of Directors for Bio-Reaction Industries LLC.  Mr. Reed is a CPA.  Mr. Reed holds a BS in Business Administration from Southern Oregon University.

Gene Ameduri joined us in October 2005 through our acquisition of EnergyConnect, Inc.  On that date he was named President of EnergyConnect.  He joined EnergyConnect in 2003 as Senior Vice President.  Prior to that, Mr. Ameduri was with Roth Brothers, Inc., a mechanical contractor.  Roth Brothers is a subsidiary of First Energy. He was there from 1981 to 2003, and held the office of Vice President of the Facilities Automation Division among other management positions.  Mr. Ameduri holds a BS in Engineering from Case Western Reserve University and an MS in Mechanical Engineering from Youngstown State University.  Mr. Ameduri is a Registered Professional Engineer in Ohio, Pennsylvania and Florida.

Index

William C. McCormick joined us in January 2004 as Interim Chief Executive Officer and resigned that post in November 2004.  Prior to coming to us, Mr. McCormick was Chief Executive Officer of Precision Castparts, Corp., a publicly traded aerospace company, from August 1994 to August 2002. He also served as the Chairman of the board of directors there from October 1994 to August 2003. Mr. McCormick joined Precision Castparts in April 1985. Prior to Precision Castparts, Mr. McCormick spent 32 years at General Electric in various businesses, including GE Aircraft Engines, Carboloy Systems, Distribution Equipment, and Industrial Electronics. Mr. McCormick serves on the board of directors of Merix Corporation, a publicly traded manufacturer of high performance interconnect products. He serves on the boards of several other “for profit” and non profit companies. McCormick holds a BS in Mathematics from the University of Cincinnati.  Mr. McCormick is currently employed by the Company.

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

John P. Metcalf was elected as a director on June 29, 2007.  Since November 2002, Mr. Metcalf has been a CFO Partner with Tatum LLC, the largest executive services and consulting firm in the United States. Mr. Metcalf has 18 years experience as a CFO, most recently at ESI, a provider of high-technology manufacturing equipment to the global electronics market. Prior to ESI, Mr. Metcalf served as CFO for Siltronic, WaferTech, Siltec Corporation, and OKI Semiconductor. Mr. Metcalf began his career at AMD, where he worked for eleven years in a number of finance managerial positions including Director and Controller of North American Operations. Mr. Metcalf also currently serves on the Board of Directors and is Chairman of the Audit Committee for ParkerVision (NASDAQ:PRKR).

Kurt E. Yeager was elected as a director on May 10, 2007.  Mr. Yeager has more than 30 years of experience in the energy industry and energy research and was the past President and Chief Executive Officer of the Electric Power Research Institute (“EPRI”), the national collaborative research and development organization for electric power.  Under Mr. Yeager's leadership, EPRI evolved from a non-profit electric power research institute into a family of companies encompassing collaborative and proprietary R&D as well as technical solution applications for the electricity enterprise in the U.S. and over 40 other countries.  As CEO, Mr. Yeager also led the electricity enterprise-wide collaborative development of the landmark Electricity Technology Roadmap, and the Electricity Sector Framework for the Future.   Mr. Yeager also served as the director of Energy R&D Planning for the EPA Office of Research.  Prior to that, he was with the MITRE Corporation as associate head of the Environmental Systems Department.

Phillip G. Harris was elected as a director on October 10, 2007.  Mr. Harris has over thirty years of energy industry experience.  Most recently, Mr. Harris retired from his positions as president and chief executive officer of PJM Interconnection and chairman of the PJM Board.  PJM, the nation’s first fully functioning regional transmission organization, administers the world’s largest energy market and operates the world’s largest electricity grid.  Mr. Harris has served as a member of the North American Electric Reliability Council’s (NERC) Board of Trustees.  He also is a member of the National Association of Corporate Directors, serving on its Corporate Advisory Committee.  In 2005, Mr. Harris was named CEO of the Year by Platts Global Energy Awards, becoming the first chief executive from his industry to receive the honor.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and American Stock Exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Index

Based on a review of the copies of such forms received, we believe that during 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that 3 Forms 4 with respect to Mr. Stansell, a retired director, were filed late, 2 Forms 4 with respect to Messrs. Ameduri, Conley, Boucher, Yeager, Reed and McCormick were filed late, and 1 Form 4 with respect to Mr. Metcalf was filed late.

Audit Committee

The Audit Committee consists of Mr. Metcalf, Mr. Yeager and Mr. Harris.  The Board of Directors has determined that Mr. Metcalf is an “audit committee financial expert” as defined in SEC rules. The audit committee held several meetings during fiscal year 2007 coincident with the filing of SEC quarterly Forms 10-QSB and other press releases involving financial matters.  On November 29, 2007, the board approved a revised Audit Committee charter.  On August 21, 2007, Mr. Metcalf was appointed Chairman of the audit committee.  Mr. Yeager was also appointed to the audit committee on that date.  Mr. Harris was appointed to the audit committee on November 29, 2007.

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

Governance Committee

On August 21, 2007, the board of directors appointed Mr. Yeager as chairman of the Governance committee, joining  Mr. Conley, Mr. Yeager, Mr Metcalf and Mr. McCormick as members of that committee. The current policy requires that the governance committee consist of at least two Board Members. The governance committee had several meetings and discussions throughout 2007.  A copy of our Code of Ethics is available from us by contacting Mr. Bill Munger, c/o Microfield Group, Inc., 111 SW Columbia St., Suite 480, Portland, Oregon 97201.

Compensation Committee

Our compensation committee consisted on Mr. Harris, as Chairman, Mr. Yeager and Mr. Metcalf as committee members.  All three members were appointed to their positions on November 29, 2007. The compensation committee had several meetings during the year and numerous informal meetings and discussions throughout 2007. The committee determines the compensation level, option grants and other compensation for our executive officers.

Compensation Committee Interlocks and Insider Participation

During our 2007 fiscal year, no member of our compensation committee had a position as an officer of our company.  None of the members of our compensation committee had any other relationship with us.

A.   During the fiscal year ended December 29, 2007, one of our executive officers, Rod Boucher served as a director on the board of Solfocus, Inc. whose Chief Executive Officer, Gary Conley sat on the compensation committee of our company.  At the November 29, 2007 board of directors meeting, Mr. Conley resigned from the Compensation Committee and was replaced as chairman of that committee by Mr. Harris.

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

Index

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

Compensation Committee Report on Executive Compensation

The Compensation Committee is comprised of three independent non-employee directors. The Compensation Committee sets the principles and strategies it serves to guide the design of our compensation plans and programs. The Compensation Committee annually evaluates the performance of our CEO and the other named executive officers. Taking their performance evaluations into consideration, the Compensation Committee establishes and approves their compensation levels, including base salary, annual bonuses, and equity incentives. The Compensation Committee met several times during the year, the last time on November 28, 2007 and considered compensation plans and programs entered into between us, and the CEO and named executive officers.

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

Stock Incentive Plan. The 2004 Stock Incentive Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights (SARS) and other common stock-based awards to our executive officers. The options and SARS both have an exercise price equal to the fair market value of our common stock on the grant date. The options and SARS granted to our CEO and our executive officers on November 29, 2007 are 2% vested on December 29, 2007. The Compensation Committee believes that equity incentives help align the interests of the executives with those of the stockholders and provide incentives for the executives to create long-term value for our stockholders.

Section 162(m) Section 162(m) of the Internal Revenue Code, provides that compensation in excess of $1,000,000 paid to the President and CEO and each of our three other most highly compensated executive officers holding office at the end of any year (except for our Chief Financial Officer) will not be deductible for federal income tax purposes unless such compensation satisfies one of the enumerated exceptions set forth in Section 162(m). The Compensation Committee has reviewed our compensation plans and programs with regard to the deduction limitation set forth in Section 162(m). Based on this review, the Compensation Committee anticipates that the annual bonus, long term incentive plan bonus and gain, if any, recognized by our CEO and our three other most highly compensated executive officers (except for our Chief Financial Officer) upon the exercise of stock options or SARS meet the requirements for deductibility under Section 162(m) of the Code.

Index

Compensation of the Chief Executive Officer     As of December 31, 2007, we have not entered into employment agreements with any of our executive officers. Mr. Boucher is paid an annual salary of $300,000 and is eligible for an annual bonus if our financial targets are achieved. The amount of the annual bonus is determined using a floating percentage of annual base salary based on the level of attainment of various financial metrics. The Compensation Committee believes that Mr. Boucher is critical to our future success and that this compensation package properly aligns his interests with that of our shareholders.

The Compensation Committee:
Mr. Phil Harris
Mr. Kurt Yeager
Mr. John Metcalf

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and our three other executive officers  whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for fiscal years 2007, 2006 and 2005.

SUMMARY COMPENSATION TABLE

				All
				Other
			Option	Compensation
Name & Principal Position	Year	Salary ($)	Awards ($) *	($) (7)	Total ($)
Rodney M. Boucher (1)	2007	300,000	41,430	12,415	353,845
Chief Executive Officer and Director	2006	300,000	2,771	12,415	315,186
	2005	62,500	—	—	62,500

A. Mark Walter (2)	2007	208,000	104,796	7,200	319,996
President and Former Director	2006	208,000	92,150	7,200	307,350
	2005	153,939	67,433	7,200	228,572

Randall R. Reed (3)	2007	208,000	34,349		242,349
Chief Financial Officer	2006	208,000	19,250	—	227,250
	2005	56,000	4,525	—	60,525

Gene Ameduri (4)	2007	200,000	16,249	5,736	221,985
President of ECI and Director	2006	200,000	1,150	5,736	206,886
	2005	41,667	—	—	41,667

John Stremel (5)	2007	180,000	7,649	—	187,649
Senior Vice President	2006	180,000	501	—	180,501
	2005	38,077	—	—	38,077

*
Amounts represented stock-based compensation expense for fiscal year 2007 under SFAS 123R as discussed in Note 2, “Stock-Based Compensation” of the Notes to Consolidated Financial Statements included elsewhere in this annual report.

(1)	Mr. Boucher was appointed our Chief Executive Officer on October 13, 2005 and President of Microfield on February 27, 2008.

(2)
Mr. Walter was appointed our President effective November 18, 2004. Prior to this appointment he served as our Senior Vice President and Chief Operating Officer.  Mr. Walter resigned from his position as Microfield’s President on February 27, 2008.

(3)	Mr. Reed was appointed our Chief Financial Officer on September 19, 2005.

(4)	Mr. Ameduri was appointed President of ECI on October 13, 2005.

(5)	Mr. Stremel was appointed Senior Vice President on October 13, 2005.

Index

Employment Agreements With Named Executive Officers

As of December 29, 2007, we have not entered into employment agreements with any of our executive officers.

Grants of plan-based awards

During 2007, we granted 2,707,500 incentive stock options to purchase Microfield Group, Inc. common stock under our Stock Incentive Plan 900,000 of which were granted to the named officers. No other current executive officers received options exercisable for shares of our Common Stock during fiscal 2007. The following table sets forth information regarding stock options granted to our named officers under our Stock Incentive Plan during the fiscal year ended December 29, 2007:

		All Other Stock
		Awards:	All Other Option	Exercise or	Grant Date
		Number of	Awards: Number of	Base Price of	Fair Value
		Shares of Stocks	Securities	Option	of Stock and
		or Units	Underlying Options	Awards	Option
Name	Grant Date	(#)	(#)	($/Sh)	Awards
(a)	(b)	(i)	(j)	k	l
Rod Boucher	11/29/07	-	500,000	$ 0.94	392,500
Randall R. Reed	11/29/07	-	150,000	$ 0.94	117,750
Gene Ameduri	11/29/07	-	150,000	$ 0.94	117,750
John Stremel	11/29/07	-	100,000	$ 0.94	78,500

Outstanding equity awards at fiscal year-end

The following table sets forth information with respect to grants of options to purchase our common stock under our Stock Incentive Plan to the named officers as of December 29, 2007.

	Number	Number
	of	of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Rodney M. Boucher	10,417	489,583	$0.94	11/29/12
	63,646	171,354	$0.65	11/21/11

A. Mark Walter	26,406	71,094	$0.65	11/21/11
	666,667	333,333	$0.35	4/29/10
	75,000	25,000	$0.40	12/3/09
	97,917	2,083	$0.48	1/22/09

Randall R. Reed	3,125	146,875	$0.94	11/29/12
	26,406	71,094	$0.65	11/21/11
	58,333	41,667	$0.84	8/23/10

Gene Ameduri	3,125	146,875	$0.94	11/29/12
	26,406	71,094	$0.65	11/21/11

John Stremel	2,083	97,917	$0.94	11/29/12
	11,510	30,990	$0.65	11/21/11
	575,460	-	$0.32	2/6/08

Index

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2007 for services to our company.  All option awards were granted from our Stock Incentive Plan.

	Fees Earned	Option
	or Paid in	Awards
	Cash	($)	Total
Name	($)	(1)	($)
William C. McCormick (2)	$13,000	$1,635	$14,635
Gary D. Conley (3)	$2,000	$1,227	$3,227
Kurt E. Yeager (4)	$1,500	$36,940	$38,440
John P. Metcalf (5)	$1,000	$42,904	$43,904
Phillip G. Harris (6)	$500	$34,090	$34,590

(1) Amounts represented stock-based compensation expense for fiscal year 2007for stock options granted in 2007 under SFAS 123R as discussed in Note 2, “Stock-Based Compensation” of the Notes to Consolidated Financial Statements included elsewhere in this annual report.

(2) Under our 2004 Stock Incentive Plan, on November 29, 2007, Mr. McCormick was granted a stock option to purchase 100,000 shares of common stock, which option vests over 48 months. The aggregate grant date fair value of this award is $78,500.

(3) Under our 2004 Stock Incentive Plan, on November 29, 2007, Mr. Conley was granted a stock option to purchase 75,000 shares of common stock, which option vests over 48 months. The aggregate grant date fair value of this award is $58,875.

(4) Under our 2004 Stock Incentive Plan, on May 10, 2007, Mr. Yeager was granted a stock option to purchase 50,000 shares of common stock, which option vests immediately.   On November 29, 2007 Mr. Yeager was also granted a stock option to purchase 85,000 shares of common stock, which option vests over 48 months. The aggregate grant date fair value of these awards is $102,275.

(5) Under our 2004 Stock Incentive Plan, on June 29, 2007, Mr. Metcalf was granted a stock option to purchase 50,000 shares of common stock, which option vests immediately.   On November 29, 2007 Mr. Metcalf was also granted a stock option to purchase 95,000 shares of common stock, which option vests over 48 months. The aggregate grant date fair value of these awards is $115,925.

(6) Under our 2004 Stock Incentive Plan, on October 10, 2007, Mr. Harris was granted a stock option to purchase 50,000 shares of common stock, which option vests immediately.   On November 29, 2007 Mr. Harris was also granted a stock option to purchase 85,000 shares of common stock, which option vests over 48 months. The aggregate grant date fair value of these awards is $99,425.

Index

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 29, 2009 as to (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of any class of our common or preferred stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group. Except as otherwise noted, we believe the persons listed below have sole investment and voting power with respect to the common Stock owned by them.

		Common Stock and
		Common Stock Equivalents
		Equivalent
		Common	Approximate
		Shares	Voting
Five Percent Shareholders, Directors, Director		Beneficially	Percentage
Nominees and Certain Executive Officers		Owned (1)	(2)
(3)	Robert J. Jesenik 5300 Meadows Rd., Suite 400 Lake Oswego, OR 97035	7,570,230	9.0%
	CEAC 5300 Meadows Rd., Suite 400 Lake Oswego, OR 97035	4,328,017	5.2%
(4)	Rodney M. Boucher 111 SW Columbia, Suite 400 Portland, OR 97201	14,952,504	16.7%
(5)	Gene Ameduri 111 SW Columbia, Suite 400 Portland, OR 97201	9,510,355	10.9%
(6)	William C. McCormick 111 SW Columbia, Suite 400 Portland, OR 97201	2,863,959	3.4%
(7)	A. Mark Walter 111 SW Columbia, Suite 400 Portland, OR 97201	788,219	*
(8)	Randall R. Reed 111 SW Columbia, Suite 400 Portland, OR 97201	102,344	*
(9)	Gary D. Conley 111 SW Columbia, Suite 400 Portland, OR 97201	78,125	*
(10)	Kurt E. Yeager 111 SW Columbia, Suite 400 Portland, OR 97201	54,688	*
(11)	John P. Metcalf 111 SW Columbia, Suite 400 Portland, OR 97201	55,313	*
(12)	Phillip G. Harris 111 SW Columbia, Suite 400 Portland, OR 97201	54,688	*
(13)	All directors and executive officers as a group (7 persons)	28,570,089	29.6%

*	Less than 1%

(1)
Shares to which the person or group has the right to acquire within 60 days after December 29, 2007 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(2)	Percentage prior to offering is based on 83,569,416 shares of common stock outstanding as of December 29, 2007.

Index

(3)	Includes 576,463 common equivalent preferred shares outstanding as of December 29, 2007, and 955,654 warrants convertible into common stock within 60 days after December 29, 2007.

(4)	Includes 263,158 common equivalent preferred shares outstanding as of December 29, 2007 and 6,196,058 warrants and options convertible into common stock within 60 days after December 29, 2007.

(5)	Includes 3,897,712 warrants and options convertible into common stock within 60 days after December 29, 2007.

(6)	Includes 263,158 common equivalent preferred shares outstanding as of December 29, 2007, and 1,894,758 options convertible into common stock within 60 days after December 29, 2007.

(7)	Includes 786,719 options convertible into common stock within 60 days after December 29, 2007.

(8)	Includes 102,344 options convertible into common stock within 60 days after December 29, 2007.

(9)	Includes 78,125 options convertible into common stock within 60 days after December 29, 2007.

(10)	Includes 54,688 options convertible into common stock within 60 days after December 29, 2007.

(11)	Includes 55,313 options convertible into common stock within 60 days after December 29, 2007.

(12)	Includes 54,688 options convertible into common stock within 60 days after December 29, 2007.

(13)	Includes 526,316 common equivalent preferred shares outstanding as of December 29, 2007 and 13,120,403 warrants and options convertible into common stock within 60 days after December 29, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors has determined that Messrs. Metcalf, Yeager, and Harris are “independent” as that term is defined in Rule 4200(a) of the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Microfield Group, Inc. by RBSM LLP and PricewaterhouseCoopers LLP for professional services rendered in connection with the fiscal years ended, December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

	December 29, 2007	December 30, 2006	December 31, 2005
Fee Type

Audit fees	$254,630	$220,212	$134,824
Audit related fees	61,260	54,974	41,350
Tax fees	17,150	825	-
All other fees	-	-	-

Total fees	$333,040	$276,011	$176,174

Audit fees consist of billings for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Microfield Group, Inc. financial statements and are not reported under "Audit Fees."

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for services other than the services reported above. There were no other services provided in fiscal 2007, 2006 and 2005.

Index

Prior to engagement of our independent auditor, such engagement is approved by our audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to our Audit Committee Charter, the independent auditors and management are required to report to our audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 29, 2007, were approved by our audit committee.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Index

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
2.1      Acquisition Agreement between Microfield Group, Inc. and CEI Acquisition LLC dated 11/27/07 incorporated by reference to the Registrant’s Form 8-K dated December 3, 2007.

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

Dated:   March 28, 2008

MICROFIELD GROUP, INC.

By:
Rodney M. Boucher
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

Chief Executive Officer and Director
Rodney M. Boucher	Date:

Chief Financial Officer and Secretary
Randall R. Reed	Date:

Director
William C. McCormick	Date:

Director
Gary D. Conley	Date:

Director
Gene Ameduri	Date:

Director
Kurt E. Yeager	Date:

Director
John P. Metcalf	Date:

Director
Phillip G. Harris	Date:

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 28, 2008

MICROFIELD GROUP, INC.

By:	/s/Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/Rodney M. Boucher	Chief Executive Officer and Director
Rodney M. Boucher	Date:

/s/Randall R. Reed	Chief Financial Officer and Secretary
Randall R. Reed	Date:

/s/William C. McCormick	Director
William C. McCormick	Date:

/s/Gary D. Conley	Director
Gary D. Conley	Date:

/s/Gene Ameduri	Director
Gene Ameduri	Date:

/s/Kurt E. Yeager	Director
Kurt E. Yeager	Date:

/s/John P. Metcalf	Director
John P. Metcalf	Date:

/s/Phillip G. Harris	Director
Phillip G. Harris	Date: