Form 10-Q
period 2008-03-29
MICROFIELD GROUP INC
filed 2008-05-08
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008

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
Common Stock

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:          Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

☐ Large Accelerated Filer    ☒ Accelerated Filer   ☐ Non-Accelerated Filer  ☐ Smaller reporting company

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The number of shares outstanding of the Registrant’s Common Stock as of May 7, 2008 was 85,454,714 shares.

MICROFIELD GROUP, INC.

FORM 10-Q

Index

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 29,
	2008	2007
Current assets:	(Unaudited)
Cash and cash equivalents	$118,779	$758,299
Certificates of deposit	400,000	133,400
Accounts receivable	2,372,375	1,532,843
Other current assets	785,938	551,601
Discontinued operations	10,563,584	12,666,606
Total current assets	14,240,676	15,642,749

Property and equipment, net	255,445	202,487
Intangible assets, net (Note 5)	1,812,922	1,872,689
Goodwill	29,353,527	29,353,527
Other assets	48,309	43,175
Discontinued operations	1,341,260	971,017
	$47,052,139	$48,085,644
Current liabilities:
Cash disbursed in excess of available funds	$853,370	$-
Accounts payable	4,348,129	2,975,847
Accrued expenses	205,303	118,148
Bank line of credit (Note 4)	119,442	118,456
Other current liabilities	55,599	4,504
Discontinued operations	11,206,203	13,549,408
Total current liabilities	16,788,046	16,766,363

Long-term liabilities:
Discontinued operations	167,084	61,327
Total long-term liabilities	167,084	61,327

Commitments and contingencies
Shareholders’ equity :
Common stock, no par value, 225,000,000 shares authorized, 85,454,714 and 83,569,416 shares issued and outstanding, respectively (Note 2)	116,694,319	115,776,415
Common stock warrants (Note 3)	36,178,218	36,178,218
Accumulated deficit	(122,775,528)	(120,696,679)
Total shareholders’ equity	30,097,009	31,257,954
	$47,052,139	$48,085,644

See accompanying notes to unaudited condensed consolidated financial information

Index

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007

Sales	$7,379,013	$2,600,162

Cost of goods sold	6,186,955	2,167,999

Gross profit	1,192,058	432,163

Operating expenses
Sales, general and administrative	2,904,711	1,577,075
Stock based compensation (Note 3)	197,424	199,802

Loss from operations	(1,910,077)	(1,344,714)

Other expense
Interest income, net	5,850	5,987

Loss from continuing operations	(1,904,227)	(1,338,727)

Discontinued operations:
Loss on discontinued operations	(174,622)	(633,698)

Loss before provision for income taxes	(2,078,849)	(1,972,425)

Provision for income taxes	-	-

Net loss	$(2,078,849)	$(1,972,425)

Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.02)

Basic and diluted net loss per share from discontinued operations	$0.00	$0.00

Basic and assuming diluted net loss per share	$(0.02)	$(0.02)

Weighted average shares used in per share calculations:
Basic and diluted	84,746,784	80,066,747

See accompanying notes to unaudited condensed consolidated financial information.

Index

MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	Three Months Ended
	March 29, 2008	March 31, 2007
Cash Flows From Operating Activities:
Net loss	$(2,078,849)	$(1,972,425))
Add (deduct):
Depreciation of equipment	113,800	75,336
Amortization of intangible assets	59,767	132,171
Common shares issued for services	157,500	-
Option vesting valuation	197,424	199,802

Changes in current assets and liabilities:
Restricted cash	100,858	(110,524)
Accounts receivable	1,109,488	1,510,614
Inventory	(73,904)	1,870
Other current assets	(257,210)	(118,337)
Costs in excess of billings	132,339	52,543
Other assets	(5,134)	(582)
Cash overdraft	853,370	-
Accounts payable	1,587,295	(252,921)
Accrued payroll, taxes and benefits	(46,109)	(165,669)
Billings in excess of cost	(201,019)	(383,616)
Other current liabilities	49,330	(358,051)

Net cash provided (used) by operating activities	1,698,946	(1,389,789)

Cash flows from investing activities
Purchases of fixed assets	(537,001)	(158,677)

Net cash used by investing activities	(537,001)	(158,677)

Cash flows from financing activities:
Borrowings on line of credit	11,987,556	13,428,236
Repayments on line of credit	(14,149719)	(13,844,472)
Exercise of options and warrants	562,980	551,176
Repayments on notes payable	(118,710)	(97,857)
Borrowings on notes payable	165,448	89,747
Repayments on notes payable – related party		(28,892)

Net cash provided (used) by financing activities	(1,552,445)	97,938

Net decrease in cash and cash equivalents	(390,500)	(1,450,528)

Cash and cash equivalents, beginning of period	758,299	2,193,308
Cash and cash equivalents, end of period	$367,799	$742,780

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$174,591	$171,967
Cash paid during the period for income taxes	$-	$-

This cash flow statement was prepared with regard to the effects of discontinued operations.

See accompanying notes to unaudited condensed consolidated financial information.

Index

MICROFIELD GROUP, INC.
NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 29, 2008, are not necessarily indicative of the results that may be expected for the year ended January 3, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 29, 2007 financial statements and footnotes thereto included in the Company's Form 10-K.

Business and Basis of Presentation

Microfield Group, Inc. (the “Company,” “Microfield,” “we,” “us,” or “our”) through its continuing subsidiary EnergyConnect, Inc. (“ECI”) provides a full range of demand response services to the electric power industry. Our customers are the regional grid operators who pay us market rates for reductions in electrical demand during periods of high prices or peak demand and for being on stand by to reduce electric power demand on request at periods of capacity limitations or in response to grid emergencies. Our suppliers are large commercial and industrial consumers of electricity who we pay to shift their demand for electricity from high priced hours in the day to lower priced hours. We also pay these participating energy consumers to be on stand by to curtail electric demand on request.

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

Our customers are regional electric grid operators such as PJM, the largest electric grid in the nation, and selected electric utilities who support and sponsor demand response.  All of our current operations are in the United States with services provided in more than 25 states.  Following a three year testing and pilot period, we began commercial operations in 2005 and have been growing steadily since then.  Our revenues in 2007 were $12.7 million.  Our suppliers are commercial and industrial electric energy consumers who we pay to shift, curtail, bank, and in some cases produce electric energy.

Index

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

In 2003 we acquired a part of Christenson Electric, Inc. (“CEI”), and in 2005, we acquired the remainder of CEI and the operations of ECI.  This combined a 60 year old electrical contracting and technology business with a high growth demand response business.   In 2007 we determined that ECI had grown to a self sustaining transition point and in November 2007 we agreed to sell the stock of CEI.  Our objective is to leverage our unique and proprietary technologies, business processes, and resources and build a viable, profitable demand response business servicing North American wholesale power markets. Financial statements and accompanying notes included in this report include disclosure of the results of operations for CEI, for all periods presented, as discontinued operations.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Portland, Oregon.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending January 3, 2009.  The Company’s last fiscal year was the 53-week period ended December 29, 2007.  The Company’s first fiscal quarters in fiscal 2008 and 2007 were the 13-week periods ended March 29, 2008 and March 31, 2007, respectively.

Revenue Recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at regular intervals and submitted to the power grid for settlement and approval.

In the first quarter of 2008, we have revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which may fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements will be accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over these prior two years has been extremely accurate so that management believes it is appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This quarter contains the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.

Index

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact, if any, on our consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. We do not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on our consolidated financial statements.

2.  Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value. As of March 29, 2008 and December 29, 2007, the Company’s Series 2, Series 3 and Series 4 preferred stock had been completely converted to common shares.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of March 29, 2008 and December 29, 2007, the Company had 85,454,714 and 83,569,416 shares of common stock issued and outstanding, respectively.  During the three month period ended March 29, 2008, the Company issued an aggregate of 1,885,298 shares of common stock, of which 225,000 were issued for services, 1,625,831 in exchange for common stock options exercised, and 34,467 in exchange for warrants exercised.

3.  Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At March 29, 2008 and March 31, 2007, 7,840,912 and 7,265,275 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to ten years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

Index

A total of 32,000 options to purchase shares of the Company’s common stock were granted to employees of the Company during the three months ended March 29, 2008.  There were 40,000 options granted to employees, directors and consultants during the three months ended March 31, 2007.  The 32,000 options issued during the three months ended March 29, 2008 are forfeited if not exercised within five years.  All of these options granted during the three months ended March 29, 2008 have a 12 month waiting period during which no vesting occurs.  At the end of this period, the options become 25% vested, and then vest ratably over the remaining thirty six–months of the vesting period.  The weighted average per share value of these options was $0.69.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.26 - $0.94	7,425,565	3.64	$0.69	4,108,106	$0.57
$ 1.76 - $2.70	415,346	3.35	$2.14	215,768	$2.20
	7,840,911	3.56	$0.76	4,323,874	$0.65

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	7,717,765	$0.44
Granted	1,625,000	1.02
Exercised	(265,188)	0.38
Cancelled or expired	(20,000)	1.25
Outstanding at December 30, 2006	9,057,577	$0.54
Granted	2,707,500	0.55
Exercised	(1,829,507)	0.34
Cancelled or expired	(211,820)	0.32
Outstanding at December 29, 2007	9,723,750	$0.60
Granted	32,000	0.69
Exercised	(1,625,831)	0.34
Cancelled or expired	(289,008)	0.64
Outstanding at March 29, 2008	7,840,911	$0.76

The Company has computed the value of all options granted during fiscal 2008 and 2007 using the Black-Scholes pricing model as prescribed by SFAS No. 123(R).  The following assumptions were used to calculate the value of options granted during the first quarters of 2008 and 2007:

	2008	2007
Risk-free interest rate	2.58%	4.32%
Expected dividend yield	-	-
Expected life	5 years	5 years
Expected volatility	124%	133%

Index

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 29, 2008 and March 31, 2007 was $197,424 and $199,802, respectively.

Common Stock Warrants

In connection with an April 2003 common stock private placement, we issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of March 29, 2008, the warrant holders have exercised 101,308 warrants in exchange for 101,308 shares of our common stock and 10,000 warrants remain outstanding.

In September 2003, in connection with a preferred stock private placement, we issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of March 29, 2008, the warrant holders have exercised 217,800 warrants in exchange for 217,800 shares of our common stock and 115,534 warrants remain outstanding.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC, the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. As of March 29, 2008, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock, and 316,426 warrants remain outstanding.

Index

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with the acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI.  As of March 29, 2008, the warrant holders have not exercised any of these warrants.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of March 29, 2008, the warrant holders have exercised 192,370 warrants, for 180,409 shares of common stock, and 2,752,323 warrants remain outstanding.

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock.  The warrants have a term of five years and an exercise price of $3.00 per share.  As of March 29, 2008, the warrant holders have not exercised any of these warrants.

Warrants for 34,467 common shares were exercised during the three months ended March 29, 2008.

4.   Debt

Operating Line of Credit

The Company has a loan facility which is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of March 29, 2008 and December 29, 2007, there was $119,442 and $118,456 outstanding, respectively, under this line.  The Company was in compliance with the terms of this line of credit at March 29, 2008.  The Company had no other term debt or loans outstanding at March 29, 2008.

5.  Intangible Assets and Goodwill

As a result of our acquisition of ECI we recorded an intangible asset of $2,390,667 at the date of acquisition representing developed technology that is currently used within ECI.  The intangible asset acquired has an estimated useful life of ten years, and as such is being amortized monthly, over that period.  Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  At December 30, 2006, it was determined in an independent valuation that the goodwill generated in this transaction was impaired.  The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.  The following table presents details of the purchased intangible assets as of March 29, 2008 and December 29, 2007:

Index

	March 29, 2008	December 29, 2007

Developed technology	2,390,667	2,390,667

Less accumulated amortization	(577,745)	(517,978)

	$1,812,922	$1,872,689

Amortization of intangible assets included as a charge to income was $59,767 for both of the three month periods ended March 29, 2008 and March 31, 2007.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
Twelve months ended March 31, 2009	$239,067
Twelve months ended March 31, 2010	239,067
Twelve months ended March 31, 2011	239,067
Twelve months ended March 31, 2012	239,067
Twelve months ended March 31, 2013	239,067
April 1, 2013 and beyond	617,587
Total	$1,812,922

The Company does not amortize goodwill.  There were no changes in the carrying amount of goodwill during the year ended December 29, 2007 and the quarter ended March 29, 2008.

6.  Business Concentrations

During the three months ended March 29, 2008, revenue from one major customer approximated $7,272,000 or 98.5% of sales.  This revenue is the result of multiple participating electric consumers who executed energy transactions that were aggregated and billed to PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  Of these participants, there was one whose transactions resulted in revenue that totaled 10% or more of our revenue in the three months ended March 29, 2008 and two whose transactions resulted in revenue that totaled 10% or more of our revenue in the three months ended March 31, 2007.

7. Subsequent Events

Divestiture of Christenson Electric, Inc.

On July 20, 2005, the Company acquired Christenson Electric, Inc. (CEI) in exchange for 2,000,000 shares of the Company’s common stock and the assumption of certain liabilities within CEI.  CEI provides services to utilities and other energy related companies.  On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI  The agreement was approved by our shareholders in a vote on March 10, 2008.  The closing occurred on April 25, 2008.

Pursuant to the terms and conditions of an Acquisition Agreement, total consideration received which consisted of cash and assumption of debt, was $9,050,000. The cash purchase price set forth in the Acquisition Agreement was $1,650,000.

Index

The following summarizes the estimate of the disposition of the CEI business segment.  Actual results could vary from management’s estimates.

Cash consideration	$1,650,000
Debts assumed by buyer	7,400,000
Net assets disposed of	(5,737,656)
Net gain on disposal of CEI	$3,312,344

The results of operations of Christenson are presented as discontinued operations in the financial statements.  The following table presents selected financial data for the three months ended March 29, 2008 and March 31, 2007.

	March 29, 2008	March 31, 2007
Statement of Operations:
Sales	$11,109,213	$11,531,491
Gross profit	2,211,060	1,914,026
Operating expenses	2.240,222	2,342,024
Net income loss	(174,622)	(633,698)

	March 29, 2008	December 29, 2007
Balance Sheet:
Cash and restricted certificates of deposit	406,283	524,722
Accounts receivable	7,206,753	9,155,773
Total assets	11,904,845	13,637,623
Accounts payable	2,633,323	2,811,194
Operating line of credit	3,807,462	5,970,612
Total liabilities	$11,373,288	$13,610,735

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements during the three months ended March 29, 2008 and March 31, 2007, the Company incurred net losses of $2,078,849 and $1,972,425, respectively.  The Company’s current liabilities exceeded its current assets by $2,547,369 as of March 29, 2008.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Subsequent to the date of the financial statements, the Company has undertaken the following measures   to address its liquidity needs:

•	Consummated the sale of CEI on April 25, 2008 which provided the Company cash proceeds of approximately $1,650,000

•
Consummated a private placement in which we issued 9,038,290 shares of common stock resulting in aggregate cash proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4,519,145 five year warrants exercisable at $0.60 per share.  The proceeds of this financing will be used for general working capital purposes.

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising additional capital resources, on terms acceptable to them, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Microfield Group, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

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

Overview

Microfield Group, Inc. (the “Company,” “Microfield,” “we,” “us,” or “our”) through its subsidiary EnergyConnect, Inc. (“ECI”) provides a full range of demand response services to the electric power industry. Our customers are the regional grid operators who pay us market rates for reductions in electrical demand during periods of high prices or peak demand and for being on stand by to reduce electric power demand on request at periods of capacity limitations or in response to grid emergencies. Our suppliers are large commercial and industrial consumers of electricity who we pay to shift their demand for electricity from high priced hours in the day to lower priced hours. We also pay these participating energy consumers to be on stand by to curtail electric demand on request.

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

Our customers are regional electric grid operators such as PJM, the largest electric grid in the nation, and selected electric utilities who support and sponsor demand response.  All of our current operations are in the United States with services provided in more than 25 states.  Following a three year testing and pilot period, we began commercial operations in 2005 and have been growing steadily since then.  Our revenues in 2007 were $12.7 million.  Our suppliers are commercial and industrial electric energy consumers who we pay to shift, curtail, bank, and in some cases produce electric energy.

Index

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

In 2003 we acquired a part of Christenson Electric, Inc. (“CEI”), and in 2005, we acquired the remainder of CEI and the operations of ECI.  This combined a 60 year old electrical contracting and technology business with a high growth demand response business.   In 2007 we determined that ECI had grown to a self sustaining transition point and in November 2007 we agreed to sell the stock of CEI.  Our objective is to leverage our unique and proprietary technologies, business processes, and resources and build a viable, profitable demand response business servicing North American wholesale power markets. Financial statements and accompanying notes included in this report include disclosure of the results of operations for CEI, for all periods presented, as discontinued operations.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Portland, Oregon.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate, our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Form 10-Q.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we also contract with the power grid operators to use energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at regular intervals and submitted to the power grid for settlement and approval.

In the first quarter of 2008, we have revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which may fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, is the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008, revenue from these settlements will be accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over these prior two years has been extremely accurate so that management believes it is appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This quarter contains the payment received in January of 2008 (which was not accrued into December 2007) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.

Index

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

We tested our intangibles for impairment as of the end of fiscal years 2007, 2006, and 2005. Goodwill of $106,544,871 was recorded upon the acquisition of ECI, and represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill.  The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statements of operations.  There were no changes in the carrying value of goodwill at December 30, 2006 and December 29, 2007.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for three months ended March 29, 2008 and March 31, 2007 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 29, 2008 and March 31, 2007 was $197,000 and $200,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the three months ended March 29, 2008 and March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Computation of Net Income(Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the three months ended March 29, 2008 and March 31, 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Index

Concentrations

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended March 29, 2008, revenue from one major customer approximated $7,272,000 or 98.5% of sales.  This revenue is the result of multiple participating electric consumers who each executed myriad energy transactions that were aggregated and billed to PJM Interconnection, or PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  Of these participants, there was one whose transactions resulted in revenue that totaled 10% or more of our revenue in the three months ended March 29, 2008 and two whose transactions resulted in revenue that totaled 10% or more of our revenue in the three months ended March 31, 2007.

At March 29, 2008 and December 29, 2007 there was one customer whose accounts receivable accounted for all of our outstanding trade accounts receivable.  We perform limited credit evaluations of our customers and do not require collateral on accounts receivable balances.  We have not experienced material credit losses for the periods presented.   The level of revenue resulting from any single participant’s transactions may vary and the loss of any one of these participants, or a decrease in the level of revenue from transactions generated by any one of these participants, could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The detailed financial information presented for the three months ended March 29, 2008, represents activity in Microfield Group, Inc. and its wholly-owned subsidiary, ECI.  The net results of operations of Christenson Electric, Inc. are reported as discontinued operations in both the statement of operations and the balance sheet.

Sales.  Revenue for the three months ended March 29, 2008 was $7,379,000 compared to $2,600,000 for the three months ended March 31, 2007.  There was revenue generated from transactions by two participants that exceeded 10% of the Company’s revenue for the three months ended March 29, 2008.   The revenue in the three months ended March 29, 2008 consists of four months of revenue due to the revision in our reserve accounting.  The revenue for the three months ended March 29, 2008 recognized on the same basis as the revenue for the three months ended March 31, 2007  totaled $5,795,000 compared to $2,600,000 for the three months ended March 31, 2007. This increase is due both to commencement of initial transactions by new participants in the Energy Automation programs, and to a higher level of revenue generated by individual participants’ activities in these programs.  The current quarter revenue also included approximately $350,000 in delayed settlements, or backlog, from transactions that normally would have been recognized in the fourth quarter of 2007.  At the end of 2007 there was approximately $570,000 in this backlog of transaction revenue that was held up due to delays of settlement approvals by certain utilities in the PJM Interconnection.  This backlog of denied settlement approvals grew during the first quarter of 2008 to approximately $770,000.  The amounts included in this backlog have not been included in revenue.  We anticipate that these amounts will be paid over the next two quarters.

Cost of Sales.  Cost of sales totaled $6,187,000 (83.8%) for the three months ended March 29, 2008, compared to $2,168,000 (83.4%) for the three months ended March 31, 2007.  Cost of sales includes the payments to participants resulting from energy transactions, amortization of the developed technology intangible asset, and metering fees and costs.  These costs were higher as a percentage of sales in the first quarter 2008 compared to those in the first quarter of 2007 due to increased payment percentages paid to our two largest participants, and to minimum fees charged to do business in new territories.

Index

Gross Profit.  Gross profit for the three months ended March 29, 2008 was $1,192,000 (16.2%) compared to $432,000 (16.6%) for the three months ended March 31, 2007.  This increase in gross profit of $760,000 is due to the additional revenue generated by new participants in the Energy Automation programs, inclusion of four months revenue in the three months ended March 29, 2008., and to a higher level of revenue generated by individual participants’ activities in these programs.  Future gross profit margins will depend on the volume and mix of sales of products and services to the Company’s participants, as well as the Company’s ability to control costs.

Operating expenses.  Total operating expenses were $3,102,000 for the three months ended March 29, 2008, compared to $1,777,000 for the three months ended March 31, 2007.  This increase of $1,325,000 includes approximately $961,000 in increased salary, tax, benefits and temporary labor costs associated with a larger workforce in ECI compared to those costs incurred in the first quarter of 2007. The increase also includes $158,000 in non-cash expense for common shares issued for professional services, and increased marketing expenses associated with building the company’s brand and awareness in the marketplace.  Operating expenses are comprised mainly of payroll costs, facilities and equipment rent, professional services, insurance, utilities and depreciation.  Payroll costs include salary, payroll taxes and fringe benefits.

For the three months ended March 29, 2008 the cost of stock options as a part of compensation to employees, directors and outside consultants totaled $197,000 compared to $200,000 in the prior year’s first quarter.  Excluding charges for stock compensation expense, operating expense was $2,747,000 for the three months ended March 29, 2008 compared to $1,577,000 for the three months ended March 31, 2007.

The level of S, G & A expense for 2008 is anticipated to be higher compared to the level incurred in 2007 due to the increased level of activity in ECI as we invest in building the revenue base.

Discontinued Operations.  Discontinued operations represents a loss from the operations of the Christenson Electric electrical construction business.  On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI.  The agreement was approved by our shareholders in a vote on March 10, 2008.  The closing occurred on April 25, 2008.  The Company recorded losses from discontinued operations of $175,000 and $634,000 for the three months ended March 29, 2008 and March 31, 2007, respectively.

Income Taxes.  There was no provision for income taxes for the quarters ended March 29, 2008 and March 31, 2007 due to losses incurred by the Company in both quarters.  No tax benefit from loss carryback was recorded in either quarter as there was no income tax paid in the open loss carryback periods.  The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At March 29, 2008, the Company had negative working capital of approximately $2,547,000 and its primary source of liquidity consisted of cash from operations.

On May 7, 2008 we closed a private placement in which we issued 9,038,290 shares of common stock resulting in aggregate cash proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4,519,145 five year warrants exercisable at $0.60 per share.  The proceeds of this financing will be used for general working capital purposes.

Index

Accounts receivable increased to $2,372,000 at March 29, 2008 from $1,532,000 at December 29, 2007.  The increase is due to the change in our policy of recognizing revenue on an accrual basis. These receivables were produced by wholesale electric market transactions initiated by electricity consumers with whom we’ve contracted.  The receivables are not net of any allowance for doubtful accounts.  Management expects these receivables to increase or decrease in accordance with the increases and decreases in revenue levels achieved in future quarters.

Property and equipment, net of depreciation increased to $255,000 at March 29, 2008, compared to $202,000 at December 29, 2007.  This increase was due primarily to the purchase of computer equipment less normal depreciation on fixed assets.  The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.

Accounts payable increased to $4,348,000 at March 29, 2008 from $2,976,000 at December 29, 2007.  This increase is due to the change in our policy of revenue recognition which precipitated an accrual of participant payments based on the increase in accrued revenue.  Payables consist primarily of the payments made to participants in our economic and capacity programs.

The Company had no commitments for capital expenditures in material amounts at March 29, 2008.

As a result of our history of losses and our experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, our independent registered public accounting firm, in their report included in our December 29, 2007 Form 10-K, have expressed substantial doubt about our ability to continue as going concern.

The  Company has undertaken the following measures to address its liquidity needs:

•	Consummated the sale of CEI on April 25, 2008 which provided the Company cash proceeds of approximately $1,650,000

•
Consummated a private placement in which we issued 9,038,290 shares of common stock resulting in aggregate cash proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4,519,145 five year warrants exercisable at $0.60 per share.  The proceeds of this financing will be used for general working capital purposes.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that  evaluation, our CEO and CFO concluded, as of the end of such period,  our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007.

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

Index

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

•      Control evidence records and procedures for each job function

•      Timely and frequent project reviews

•      Timely closing and review of books and records

•      Deadlines imposed for period end closings

To correct the material weakness, checklists have been developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and review. Specific checklists have been developed for non-quarter end months, quarter end months and the annual close. These checklists were developed in 2006 and 2007, and were implemented in the 2008 quarterly close processes and utilized in the preparation of this Quarterly Report.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 7 (Management's Discussion and Analysis of Financial Condition and Plan of Operation) of our Annual Report on Form 10-K for the year ended December 29, 2007 (the "Annual Report"), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Annual Report.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

Item 3.  Defaults Upon Senior Securities

None

Index

Item 4.  Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of security holders during the quarter ended March 29, 2008.  On March 10, 2008 we held a shareholders meeting in which our shareholders voted on a proposal to approve the sale of all of the outstanding common stock of our subsidiary Christenson Electric, Inc.  There were present at the meeting in person or by proxy shareholders of the Company who were the holders of 51,100,000 (60.8%), shares of Common Stock entitled to vote thereat constituting a quorum.   Of those shares 48,400,000 shares (57.6%) voted to approve the proposal.

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

Dated:   May 8, 2008

MICROFIELD GROUP, INC.

By: /s/ Rodney M. Boucher
Rodney M. Boucher
President
(Principal Executive Officer)