Form 10-Q
period 2008-06-28
MICROFIELD GROUP INC
filed 2008-08-07
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2008 was 94,651,461 shares.

MICROFIELD GROUP, INC.

FORM 10-Q

Index

Item 1. Financial Statements
MICROFIELD GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 29,
	2008	2007
Current assets:	(Unaudited)
Cash and cash equivalents	$1,360,855	$758,299
Certificates of deposit	300,000	133,400
Accounts receivable	1,929,381	1,532,843
Other current assets	557,428	551,601
Discontinued operations	-	12,666,606
Total current assets	4,147,664	15,642,749
Property and equipment, net	260,329	202,487
Intangible assets, net (Note 5)	1,753,156	1,872,689
Goodwill	29,353,527	29,353,527
Other assets	75,740	43,175
Discontinued operations	-	971,017
	$35,590,416	$48,085,644
Current liabilities:
Accounts payable	$3,657,145	$2,975,847
Bank line of credit (Note 4)	117,257	118,456
Other current liabilities	143,432	122,652
Discontinued operations	-	13,549,408
Total current liabilities	3,917,834	16,766,363
Long-term liabilities:
Discontinued operations	-	61,327
Total long-term liabilities	-	61,327

Commitments and contingencies
Shareholders’ equity :
Common stock, no par value, 225,000,000 shares authorized,94,651,461 and 83,569,416 shares issued and outstanding, respectively (Note 2)	120,499,217	115,776,415
Common stock warrants (Note 3)	36,178,218	36,178,218
Accumulated deficit	(125,004,853)	(120,696,679)
Total shareholders’ equity	31,672,582	31,257,954
	$35,590,416	$48,085,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Sales	$5,062,682	$3,117,329	$12,441,695	$5,717,491
Cost of goods sold	4,299,758	2,500,496	10,486,713	4,668,495
Gross profit	762,924	616,833	1,954,982	1,048,996

Operating expenses
Sales, general and administrative	3,196,204	1,947,713	6,298,320	3,726,123

Loss from operations	(2,433,280)	(1,330,880)	(4,343,338)	(2,677,127)

Other income (expense)
Interest income, net	13,833	4,838	19,683	10,825
Other income, net	26,763	2,246	26,763	2,246

Loss before provision for income taxes	(2,392,684)	(1,323,796)	(4,296,892)	(2,664,056)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(2,392,684)	(1,323,796)	(4,296,892)	(2,664,056)

Discontinued operations:
Gain (loss) on discontinued operations	28,585	263,135	(146,057)	(369,031)
Gain on sale of discontinued operations	134,775		134,775

Net loss	$(2,229,324)	$(1,060,661)	$(4,308,174)	$(3,033,087)

Net loss per share from continuing operations:
Basic	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Diluted	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Net income (loss) per share from discontinued operations:
Basic	$0.00	$0.01	$(0.00)	$(0.01)
Diluted	$0.00	$0.01	$(0.00)	$(0.01)
Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.05)	$(0.04)
Diluted	$(0.03)	$(0.01)	$(0.05)	$(0.04)

Shares used in per share calculations:
Basic	90,392,194	83,012,972	87,569,489	81,453,776
Diluted	90,392,194	83,012,972	87,569,489	81,453,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

MICROFIELD GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash Flows From Operating Activities:
Net loss	$(4,308,174)	$(3,033,087)
Add (deduct):
Loss on discontinued operations	11,282	369,031

Loss from continuing operations	(4,296,892)	(2,664,056)
Depreciation of equipment	52,354	145,570
Amortization of intangible assets	119,534	264,342
Option vesting valuation	471,567	483,999
Common stock issued for services	214,883	-

Changes in current assets and liabilities:
Restricted cash	(166,600)	-
Accounts receivable	(396,538)	98,693
Other current assets	(383,147)	(149,523)
Other assets	(32,566)	(583)
Accounts payable	681,298	178,324
Other current liabilities	20,780	(101,860)

Net cash used by continuing operations	(3,715,327)	(1,745,094)

Net cash provided (used) by discontinued operations	379,320	(359,125)

Net cash used by operating activities	(3,336,007)	(2,104,219)

Cash flows from investing activities:
Purchases of fixed assets	(110,196)	(39,196)

Net cash used by continuing investing activities	(110,196)	(39,196)

Net cash used by discontinued investing activities	(534,326)	(158,676)

Net cash used by investing activities	(644,522)	(197,872)

Cash flows from financing activities:
Repayments on line of credit	(1,199)	(1,020)
Exercise of options and warrants	568,230	-
Proceeds from private placement, net of direct costs	3,476,891	-

Net cash provided (used) by continuing financing activities	4,043,922	(1,020)

Net cash provided by discontinued financing activities	539,163	1,805,744

Net cash provided by financing activities	4,583,085	1,804,724

Net increase (decrease) in cash and cash equivalents	602,556	(497,367)

Cash and cash equivalents, beginning of period	758,299	2,193,308
Cash and cash equivalents, end of period	$1,360,855	$1,695,941
Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$5,893	$171,967
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Conversion of preferred to common	$-	$1,031,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

MICROFIELD GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month periods ended June 28, 2008, are not necessarily indicative of the results that may be expected for the year ended January 3, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 29, 2007 financial statements and footnotes thereto included in the Company's Form 10-K.

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

Our customers are regional electric grid operators such as PJM, the largest electric grid in the nation, and selected electric utilities who support and sponsor demand response.  All of our current operations are in the United States with services provided in more than 25 states.  Following a three year testing and pilot period, we began commercial operations in 2005 and have been growing steadily since then.  Our revenues in 2007 were $12.6 million.  Our suppliers are commercial and industrial electric energy consumers who we pay to shift, curtail, bank, and in some cases produce electric energy.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending January 3, 2009.  The Company’s last fiscal year was the 52-week period ended December 29, 2007.  The Company’s second fiscal quarters in fiscal 2008 and 2007 were the 13-week periods ended June 28, 2008 and June 30, 2007, respectively.

Revenue Recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenue in 2007 was processed through the PJM Interconnection. PJM serves as the market for electrical transactions in a specific region in the United States.   Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  These transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.

In 2008, we have revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which may fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements will be accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over these prior two years has been extremely accurate so that management believes it is appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This quarter contains the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.

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

New Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our consolidated results of operations and financial condition.

2.    Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value. As of June 28, 2008 and December 29, 2007, the Company’s Series 2, Series 3 and Series 4 preferred stock had been completely converted to common shares.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of June 28, 2008 and December 29, 2007, the Company had 94,651,461 and 83,569,416 shares of common stock issued and outstanding, respectively.  During the six month period ended June 28, 2008, the Company issued an aggregate of 11,082,046 shares of common stock, of which 9,051,310 were issued in a private placement, 355,438 were issued for services, 34,467 in exchange for warrants exercised, and 1,640,831 in exchange for common stock options exercised.

Index

3.    Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At June 28, 2008 and June 30, 2007, 7,686,370 and 7,520,750 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to ten years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

A total of 62,000 options to purchase shares of the Company’s common stock were granted to employees of the Company, and 85,000 options granted to consultants during the six months ended June 28, 2008.  There were 362,500 options granted to employees, directors and consultants during the six months ended June 30, 2007.  The 62,000 options issued to employees during the six months ended June 28, 2008 are forfeited if not exercised within five years.  All of these options granted during the six months ended June 28, 2008 have a 12 month waiting period during which no vesting occurs.  At the end of this period, the options become 25% vested, and then vest ratably over the remaining thirty six–months of the vesting period.  The weighted average per share value of these options was $0.55.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.94	7,409,981	3.77	$0.69	4,283,950	$0.59
$1.76 - $2.70	276,389	2.93	$2.13	170,138	$2.20
	7,686,370	3.70	$0.74	4,454,088	$0.65

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	7,717,765	$0.44
Granted	1,625,000	1.02
Exercised	(265,188)	0.38
Cancelled or expired	(20,000)	1.25
Outstanding at December 30, 2006	9,057,577	$0.54
Granted	2,707,500	0.55
Exercised	(1,829,507)	0.34
Cancelled or expired	(211,820)	0.32
Outstanding at December 29, 2007	9,723,750	$0.60
Granted	147,000	0.46
Exercised	(1,640,831)	0.34
Cancelled or expired	(543,549)	0.97
Outstanding at June 28, 2008	7,686,370	$0.74

Index

The Company has computed the value of all options granted during fiscal 2008 and 2007 using the Black-Scholes pricing model as prescribed by SFAS No. 123(R).  The following assumptions were used to calculate the value of options granted during the second quarters of 2008 and 2007:

	2008	2007
Risk-free interest rate	3.54%	4.64%
Expected dividend yield	-	-
Expected life	5 years	5 years
Expected volatility	122%	134%

Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 28, 2008 was $274,143 and $471,567, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was $284,197 and $483,999, respectively.

Common Stock Warrants

In connection with an April 2003 common stock private placement, we issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of June 28, 2008, the warrant holders have exercised 101,308 warrants in exchange for 101,308 shares of our common stock and 10,000 warrants have expired.

In September 2003, in connection with a preferred stock private placement, we issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of June 28, 2008, the warrant holders have exercised 217,800 warrants in exchange for 217,800 shares of our common stock and 115,534 warrants remain outstanding.

Index

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC, the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. As of June 28, 2008, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock, and 316,426 warrants remain outstanding.

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with the acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI.  As of June 28, 2008, the warrant holders have not exercised any of these warrants.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of June 28, 2008, the warrant holders have exercised 192,370 warrants, for 180,409 shares of common stock, and 2,752,323 warrants remain outstanding.

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock.  The warrants have a term of five years and an exercise price of $3.00 per share.  As of June 28, 2008, the warrant holders have not exercised any of these warrants.

On May 7, 2008, in conjunction with a private placement which resulted in gross proceeds of $3,615,000, the Company sold 9,051,310 shares of common stock at $0.40 per share, and issued warrants to purchase up to 4,525,655 shares of common stock.  The warrants have a term of five years and an exercise price of $0.60 per share.  As of June 28, 2008, the warrant holders have not exercised any of these warrants.

Warrants for 34,467 common shares were exercised during the six months ended June 28, 2008.

Index

4.    Debt

Operating Line of Credit

The Company has a loan facility which is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of June 28, 2008 and December 29, 2007, there was $117,257 and $118,456 outstanding, respectively, under this line.  The Company was in compliance with the terms of this line of credit at June 28, 2008.  The Company had no other term debt or loans outstanding at June 28, 2008.

5.    Intangible Assets and Goodwill

As a result of our acquisition of ECI we recorded an intangible asset of $2,390,667 at the date of acquisition representing developed technology that is currently used within ECI.  The intangible asset acquired has an estimated useful life of ten years, and as such is being amortized monthly, over that period.  Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired.  The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.  The following table presents details of the purchased intangible assets as of June 28, 2008 and December 29, 2007:

	June 28, 2008	December 29, 2007

Developed technology	2,390,667	2,390,667

Less accumulated amortization	(637,511)	(517,978)

	$1,753,156	$1,872,689

Amortization of intangible assets included as a charge to income was $59,767 and $ 119,533 for both of the three and six month periods ended June 28, 2008 and June 30, 2007.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
Twelve months ended June 30, 2009	$239,067
Twelve months ended June 30, 2010	239,067
Twelve months ended June 30, 2011	239,067
Twelve months ended June 30, 2012	239,067
Twelve months ended June 30, 2013	239,067
July 1, 2013 and beyond	557,821
Total	$1,753,156

The Company does not amortize goodwill.  There were no changes in the carrying amount of goodwill during the year ended December 29, 2007 and the quarter ended June 28, 2008.

6.    Business Concentrations

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended June 28, 2008, revenue from one major customer approximated $4,809,000 or 95% of sales.  This revenue is the result of multiple participating electric consumers who each executed myriad energy transactions that were aggregated and billed to the PJM Interconnection, or PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  These transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  Of these participants, there were three whose transactions resulted in revenue that totaled 10% or more (21%, 17% and 12%) of our revenue in the three months ended June 28, 2008 and two whose transactions resulted in revenue that totaled 10% or more (46% and 18%) of our revenue in the three months ended June 30, 2007.  For the six month period ended June 28, 2008 there were two participants whose transactions resulted in revenue that totaled 21% and 13% of our revenue.  For the six month period ended June 30, 2007, there were two participants whose transactions resulted in revenue that totaled 50% and 17% of our revenue.

Index

7.    Sale of Discontinued Operations

Divestiture of Christenson Electric, Inc.

On July 20, 2005, the Company acquired Christenson Electric, Inc. (CEI) in exchange for 2,000,000 shares of the Company’s common stock and the assumption of certain liabilities within CEI.  CEI provides services to utilities and other energy related companies.  On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI.  The agreement was approved by our shareholders in a vote on March 10, 2008.  The closing occurred on April 24, 2008.

The following summarizes the actual results of the disposition of the CEI business segment.

Debts assumed by buyer	$12,653,197
Net assets disposed of	(12,149,018)
Expenses incurred in connection with the transaction	(369,404)
Net gain on disposal of CEI	$134,775

8.	Private Placement

On May 7, 2008 we closed a private placement in which we issued 9,051,310 shares of common stock resulting in aggregate gross proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4,525,655 five year warrants exercisable at $0.60 per share.  The proceeds of this financing will be used for general working capital purposes.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenue in 2007 was processed through the PJM Interconnection. PJM serves as the market for electrical transactions in a specific region in the United States.   Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.

Index

In 2008, we have revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which may fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements will be accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over these prior two years has been extremely accurate so that management believes it is appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This quarter contains the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for three months ended June 28, 2008 and June 30, 2007 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 28, 2008 and June 30, 2007 was $274,000 and $284,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the three months ended June 28, 2008 and June 30, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Index

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the three and six months ended June 28, 2008 and June 30, 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Concentrations

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended June 28, 2008, revenue from one major customer approximated $4,809,000 or 95% of sales.  This revenue is the result of multiple participating electric consumers who each executed myriad energy transactions that were aggregated and billed to the PJM Interconnection, or PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  Of these participants, there were three whose transactions resulted in revenue that totaled 10% or more (21%, 17% and 12%) of our revenue in the three months ended June 28, 2008 and two whose transactions resulted in revenue that totaled 10% or more (46% and 18%) of our revenue in the three months ended June 30, 2007.  For the six month period ended June 28, 2008 there were two participants whose transactions resulted in revenue that totaled 21% and 13% of our revenue.  For the six month period ended June 30, 2007, there were two participants whose transactions resulted in revenue that totaled 50% and 17% of our revenue.

At June 28, 2008 and December 29, 2007 there was one customer whose accounts receivable accounted for all of our outstanding trade accounts receivable.  We have little risk, if any, from the concentration of receivables through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  We perform limited credit evaluations of our customers and do not require collateral on accounts receivable balances.  We have not experienced material credit losses for the periods presented.   The level of revenue resulting from any single participant’s transactions may vary and the loss of any one of these participants, or a decrease in the level of revenue from transactions generated by any one of these participants, could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The financial information presented for the three and six months ended June 28, 2008 and June 30, 2007, represents activity in Microfield Group, Inc. and its wholly-owned subsidiaries, CEI and ECI.

Sales.  Revenue for the three months ended June 28, 2008 was $5,063,000 compared to $3,117,000 for the three months ended June 30, 2007.  This increase in year-over-year quarterly revenue in ECI represents both increased usage of services and growth of the participant base within ECI.  Transactions during the quarter by three participants generated 21%, 17%, and 12% of the Company’s total revenue for the three months ended June 28, 2008.  Transactions by two participants generated 46% and 18% of the Company’s total revenue for the three months ended June 30, 2007.

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenue in 2007 was processed through PJM.  Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  These transactions form the basis for our revenue.

Index

Revenue for the six months ended June 28, 2008 was $12,442,000 compared to $5,717,000 for the six months ended June 30, 2007.  Transactions by two participants generated 21% and 13% of the Company’s total revenue for the six months ended June 28, 2008.  Transactions by two participants generated 50% and 17% of the Company’s total revenue for the six months ended June 30, 2007.

Cost of Sales.  Cost of sales totaled $4,300,000 (or 84.9% of sales) for the fiscal quarter ended June 28, 2008, compared to $2,500,000 (or 80.2% of sales) for the same period in the prior year.  This increase in costs coincides with the higher levels of sales in the current year quarter, Cost of sales for the six months ended June 28, 2008 was $10,487,000 compared to $4,668,000 for the six months ended June 30, 2007.  Cost of sales includes the payments to our participants for transactions initiated by them, and various costs required to do business in the grids in which we operate.

Gross Profit.  Gross profit for the three months ended June 28, 2008 was $763,000 (or 15.1%) compared to $617,000 (or 19.8%) for the same period in 2007.  This decrease in gross margin of 4.7% of total sales is due primarily to increases in the percentages paid for transactions in our participant base combined with start up costs associated with entering new grid territories. Gross profit for the six months ended June 28, 2008 was $1,955,000 (or 15.7%) compared to $1,049,000 (or 18.3%) for the same period in 2007.

Future gross profit margins will depend on the Company’s ability to sign contracts with participants for higher percentages for the duration of the contract term.  The Company will record revenue from capacity programs in the third quarter of 2008 at a margin level that when combined with economic transaction revenue are anticipated to result in overall gross margins for the full year of approximately 20%.

Operating Expenses.  Operating expenses were $3,196,000 (63.1% of sales) for the three months ended June 28, 2008, compared to $1,948,000 (62.5% of sales) for the three months ended June 30, 2007.  This increase in expenses is primarily due to added personnel costs in ECI as we continue to invest in the sales force needed to build ECI’s revenue base. Included in the current quarter’s expense was $274,000 in non-cash, stock-based compensation expense.  Of this amount, $94,000 of non-cash expense was due to accelerated vesting of incentive stock options for employees of CEI negotiated in the sale of the stock of CEI.  Non-cash, stock based compensation expense totaled $284,000 in the same quarter in 2007.

The percentage of operating expenses to sales for the current quarter was comparable with the prior year’s percentage of operating expenses compared to total sales in that quarter.  Operating expenses are comprised mainly of payroll costs, facilities rent, outside services, insurance, utilities and depreciation.  Personnel costs, which include salary, payroll taxes, fringe benefits, recruiting and training totaled $1,744,000 for the three months ended June 28, 2008 compared to $836,000 in the three months ended June 30, 2007.

Operating expenses were $6,298,000 (50.6% of sales) for the six months ended June 28, 2008, compared to $3,726,000 (65.2% of sales) for the six months ended June 30, 2007.  The increase is due to higher personnel costs associated with building the sales force in ECI.  Operating costs were also affected by the non-cash charge for stock-based compensation, which was $472,000 for the six months ended June 28, 2008, compared to $484,000 in the six months ended June 30, 2007.

Interest Expense.  Net interest income was $14,000 for the three months ended June 28, 2008, compared to $5,000 for the three months ended June 30, 2007. The Company’s cash levels were higher in the second quarter of 2008 compared to the available cash in the second quarter of 2007.  Net interest income was $20,000 for the six months ended June 28, 2008 compared to $11,000 for the six months ended June 30, 2007.

Index

Gain / Loss From Discontinued Operations.  Discontinued operations represents a loss from the operations of the Christenson Electric electrical construction business.  On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI.  The agreement was approved by our shareholders in a vote on March 10, 2008.  The closing occurred on April 24, 2008. The Company recorded gains from discontinued operations of $29,000 and $263,000 for the three months ended June 28, 2008 and June 30, 2007, respectively.   The Company recorded losses from discontinued operations of $146,000 and $369,000 for the six months ended June 28, 2008 and June 30, 2007, respectively. On April 24, 2008, the sale of discontinued operations was consumated and the Company recorded a gain on the sale of discontinued operations in the amount of $135,000.

Income Taxes.  There was a small provision for income taxes for the three and six months ended June 28, 2008 due to minimum income taxes due to various state tax agencies in those periods.  No federal tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods.  The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At June 28, 2008, the Company had positive working capital of approximately $230,000 and its primary source of liquidity consisted of cash generated through its private placement and cash generated from operations.

On May 7, 2008 we closed a private placement in which we issued 9,051,310 shares of common stock resulting in aggregate cash proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4,525,655 five year warrants exercisable at $0.60 per share.  The proceeds of this financing will be used for general working capital purposes.

Accounts receivable increased to $1,929,000 at June 28, 2008 from $1,533,000 at December 29, 2007.  The increase is due to the revision in our accounting for reserves for collections of revenues. These receivables were produced by wholesale electric market transactions initiated by electricity consumers with whom we’ve contracted.  The receivables are not net of any allowance for doubtful accounts.  Management expects these receivables to increase or decrease in accordance with the increases and decreases in revenue levels achieved in future quarters.  To the extent that we expect to record significant revenue from the ILR capacity program in PJM in the third quarter, receivables will increase in accordance with the revenue recognized, but not yet received as of the end of the third quarter.  The large majority of our revenue, and therefore cash and receivables, is generated through the PJM Interconnection.  PJM serves as the market for electrical transactions in a specific region in the United States.  We are members of PJM, and our relationship with this power grid is perpetual.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.

Property and equipment, net of depreciation increased to $260,000 at June 28, 2008, compared to $202,000 at December 29, 2007.  This increase was due primarily to the purchase of computer equipment less normal depreciation on fixed assets.  The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.

Accounts payable increased to $3,657,000 at June 28, 2008 from $2,976,000 at December 29, 2007.  This increase is due to the revision in our accounting for reserves for collections of revenues which precipitated an accrual of participant payments based on the increase in accrued revenue.  Payables consist primarily of the payments made to participants in our economic and capacity programs.

The Company had no commitments for capital expenditures in material amounts at June 28, 2008.

Index

As a result of our history of losses and our experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, our independent registered public accounting firm, in their report included in our December 29, 2007 Form 10-K, have expressed substantial doubt about our ability to continue as going concern.

In prior periods, we generated cash through our discontinued operating subsidiary, Christenson Electric, Inc.  This subsidiary also held a $10 million operating line of credit under which we borrowed funds against eligible accounts receivable.  The funds generated from the discontinued operations and their debt facility will no longer be available to the continuing entity.  All future cash will need to be generated from the operations of EnergyConnect, and from funds raised through future debt and equity financings should cash generated from operations prove insufficient.

The  Company closed a private placement in which we issued 9,051,310 shares of common stock resulting in aggregate cash proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4, 525,655 five year warrants exercisable at $0.60 per share.  The proceeds of this financing will be used for general working capital purposes.

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

Index

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

On May 7, 2008 we closed a private placement in which we issued 9,051,310 shares of common stock resulting in aggregate cash proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4,525,655 five year warrants exercisable at $0.60 per share.  The proceeds of this financing will be used for general working capital purposes.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter.

Item 5.    Other Information

None

Index

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

Dated:   August 7, 2008

MICROFIELD GROUP, INC.

By: /s/ Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer
(Principal Executive Officer)