Form 10-Q
period 2008-09-27
MICROFIELD GROUP INC
filed 2008-11-06
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number : 0-26226

ENERGYCONNECT GROUP, INC.
(Name of small business issuer in its charter)

Oregon	93-0935149
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

5335 SW Meadows Rd., Suite 325
Lake Oswego, Oregon 97035
(Address of principal executive offices and zip code)

(503) 603-3500
(Issuer’s telephone number)

Microfield Group, Inc.
111SW Columbia Avenue, Suite 480
Portland, Oregon  97201
(Former Name and Former Address, if Changed Since Last Report)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2008 was 95,079,961 shares.

ENERGYCONNECT GROUP, INC.

FORM 10-Q

INDEX

Index

Item 1. Financial Statements

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2008	December 29, 2007
Current assets:	(Unaudited)
Cash and cash equivalents	$2,142,168	$758,299
Certificates of deposit	300,000	133,400
Accounts receivable	7,164,588	1,532,843
Other current assets	586,789	551,601
Discontinued operations	-	12,666,606
Total current assets	10,193,545	15,642,749

Property and equipment, net	313,439	202,487
Intangible assets, net (Note 5)	1,693,389	1,872,689
Goodwill	29,353,527	29,353,527
Other assets	79,386	43,175
Discontinued operations	-	971,017
	$41,633,286	$48,085,644

Current liabilities:
Accounts payable	$7,309,381	$2,975,847
Bank line of credit (Note 4)	117,258	118,456
Other current liabilities	241,781	122,652
Discontinued operations	-	13,549,408
Total current liabilities	7,668,420	16,766,363

Long-term liabilities:
Discontinued operations	-	61,327
Total long-term liabilities	-	61,327

Commitments and contingencies
Shareholders’ equity :
Common stock, no par value, 225,000,000 shares authorized, 95,079,961 and 83,569,416 shares issued and outstanding, respectively (Note 2)	120,707,685	115,776,415
Common stock warrants (Note 3)	36,098,289	36,178,218
Accumulated deficit	(122,841,108)	(120,696,679)
Total shareholders’ equity	33,964,866	31,257,954
	$41,633,286	$48,085,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Sales	$11,641,127	$4,690,546	$24,082,822	$10,408,037
Cost of goods sold	6,458,010	2,244,084	16,944,723	6,912,579
Gross profit	5,183,117	2,446,462	7,138,099	3,495,458

Operating expenses
Sales, general and administrative	3,023,904	2,008,458	9,322,224	5,733,048

Income (loss) from operations	2,159,213	438,004	(2,184,125)	(2,237,590)

Other income (expense)
Interest income (expense), net	(12,286)	14,486	7,397	25,311
Other income, net	16,817	234,446	43,580	236,692

Income (loss) before provision for income taxes	2,163,744	686,936	(2,133,148)	(1,975,587)

Provision for income taxes	-	-	-

Income (loss) from continuing operations	2,163,744	686,936	(2,133,148)	(1,975,587)

Discontinued operations:
Gain (loss) on discontinued operations	-	163,889	(146,057)	(206,676)
Gain on sale of discontinued operations	-	-	134,775	-

Net income (loss)	$2,163,744	$850,825	$(2,144,430)	$(2,182,263)

Net income (loss) per share from continuing operations:
Basic	$0.02	$0.01	$(0.02)	$(0.03)
Diluted	$0.02	$0.01	$(0.02)	$(0.03)
Net income (loss) per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)
Net income (loss) per share:
Basic	$0.02	$0.01	$(0.02)	$(0.03)
Diluted	$0.02	$0.01	$(0.02)	$(0.03)

Shares used in per share calculations:
Basic	94,684,424	83,135,867	89,941,134	82,023,503
Diluted	94,697,281	86,052,443	89,941,134	82,023,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash Flows From Operating Activities:
Net loss	$(2,144,430)	$(2,182,263)
Add (deduct):
Loss on discontinued operations	11,282	206,676

Loss from continuing operations	(2,133,148)	(1,975,587)
Depreciation of equipment	89,408	24,504
Amortization of intangible assets	179,300	179,300
Option vesting valuation	643,802	668,443
Common stock issued for services	214,883	-

Changes in current assets and liabilities:
Restricted cash	(166,600)	(1,801,540)
Accounts receivable	(5,631,745)	(698,899)
Other current assets	(412,508)	(217,338)
Other assets	(36,212)	(74,663)
Accounts payable	4,139,864	520,209
Other current liabilities	119,130	(101,860)

Net cash used by continuing operations	(2,993,827)	(3,477,432)

Net cash provided (used) by discontinued operations	379,319	1,121,940

Net cash used by operating activities	(2,614,508)	(2,355,492)

Cash flows from investing activities:
Purchases of fixed assets	(200,360)	(40,382)

Net cash provided(used) by continuing investing activities	(200,360)	(40,382)

Net cash used by discontinued investing activities	(534,325)	(262,113)

Net cash used by investing activities	(734,685)	(302,495)

Cash flows from financing activities:
Repayments on line of credit	(1,198)	(984)
Exercise of options and warrants	718,205	613,021
Proceeds from private placement, net of direct costs	3,476,891	(39,027)

Net cash provided (used) by continuing financing activities	4,193,899	573,010

Net cash provided by discontinued financing activities	539,163	1,017,569

Net cash provided by financing activities	4,733,062	1,590,579

Net increase (decrease) in cash and cash equivalents	1,383,869	(1,067,408)

Cash and cash equivalents, beginning of period	758,299	2,193,308
Cash and cash equivalents, end of period	$2,142,168	$1,125,900

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$8,733	$196,497
Cash paid during the period for income taxes	$-	$15,659

Supplemental schedule of non-cash financing and investing activities:
Conversion of preferred to common	$-	$1,031,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month periods ended September 27, 2008, are not necessarily indicative of the results that may be expected for the year ended January 3, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 29, 2007 financial statements and footnotes thereto included in the Company's Form 10-K.

Business and Basis of Presentation

On September 24, 2008, our shareholders voted to change the name of the Company to EnergyConnect Group, Inc. from Microfield Group, Inc.  EnergyConnect Group, Inc. (the “Company,” “we,” “us,” or “our”) through its subsidiary EnergyConnect, Inc. (“ECI”) provides a full range of demand response services to the electric power industry. Our customers are the regional grid operators who pay us market rates for reductions in electrical demand during periods of high prices or peak demand and for being on stand by to reduce electric power demand on request at periods of capacity limitations or in response to grid emergencies. Our suppliers are large commercial and industrial consumers of electricity who we pay to shift their demand for electricity from high priced hours in the day to lower priced hours. We also pay these participating energy consumers to be on stand by to curtail electric demand on request.

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

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Lake Oswego, Oregon.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending January 3, 2009.  The Company’s last fiscal year was the 52-week period ended December 29, 2007.  The Company’s third fiscal quarters in fiscal 2008 and 2007 were the 13-week periods ended September 27, 2008 and September 29, 2007, respectively.

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

Index

In 2008, we have revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which typically falls 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements will be accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over these prior two years has been extremely accurate so that management believes it is appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contains the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.

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

New Accounting Pronouncements

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

2.  Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value. As of September 27, 2008 and December 29, 2007, the Company’s Series 2, Series 3 and Series 4 preferred stock had been completely converted to common shares.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of September 27, 2008 and December 29, 2007, the Company had 95,079,961 and 83,569,416 shares of common stock issued and outstanding, respectively.  During the nine month period ended September 27, 2008, the Company issued an aggregate of 11,510,545 shares of common stock, of which 9,051,310 were issued in a private placement, 355,438 were issued for services, 34,467 in exchange for warrants exercised, and 2,069,331 in exchange for common stock options exercised.

Index

3.  Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At September 27, 2008 and September 29, 2007, 6,063,870 and 7,491,750 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to ten years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

A total of 62,000 options to purchase shares of the Company’s common stock were granted to employees of the Company, and 85,000 options granted to consultants during the nine months ended September 27, 2008.  There were 373,500 options granted to employees, directors and consultants during the nine months ended September 29, 2007.  The 62,000 options issued to employees during the nine months ended September 27, 2008 are forfeited if not exercised within five years.  All of the options granted to employees during the nine months ended September 27, 2008 have a 12 month waiting period during which no vesting occurs.  At the end of this period, the options become 25% vested, and then vest ratably over the remaining thirty six–months of the vesting period.  The options granted to consultants during the nine month period were fully vested immediately upon grant.  The weighted average per share value of all options granted in the current year was $0.47.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.94	5,787,481	3.20	$0.74	3,411,481	$0.65
$1.76 - $2.70	276,389	2.68	$2.13	185,763	$2.19
	6,063,870	3.16	$0.81	3,597,244	$0.73

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 30, 2006	9,057,577	$0.54
Granted	2,707,500	0.55
Exercised	(1,829,507)	0.34
Cancelled or expired	(211,820)	0.32
Outstanding at December 29, 2007	9,723,750	$0.60
Granted	147,000	0.46
Exercised	(2,069,331)	0.34
Cancelled or expired	(1,737,549)	0.67
Outstanding at September 27, 2008	6,063,870	$0.81

The Company has computed the value of all options granted during fiscal 2008 and 2007 using the Black-Scholes pricing model as prescribed by SFAS No. 123(R).  The following assumptions were used to calculate the value of options granted during the three quarters of 2008 and 2007:

	2008	2007
Risk-free interest rate	3.54%	4.64%
Expected dividend yield	-	-
Expected life	5 years	5 years
Expected volatility	122%	134%

Index

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 27, 2008 was $172,235 and $643,802, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 29, 2007 was $184,444 and $668,443, respectively.

Common Stock Warrants

In connection with an April 2003 common stock private placement, we issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and were scheduled to expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of September 27, 2008, the warrant holders have exercised 101,308 warrants in exchange for 101,308 shares of our common stock and 10,000 warrants have expired.

In September 2003, in connection with a preferred stock private placement, we issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and were scheduled to expire in 2008. In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of September 27, 2008, the warrant holders have exercised 217,800 warrants in exchange for 217,800 shares of our common stock and 115,534 warrants  expired on September 26, 2008.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC, the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. As of September 27, 2008, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock, and 316,426 warrants remain outstanding.

Index

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with the acquisition of EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI.  As of September 27, 2008, the warrant holders have not exercised any of these warrants.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of September 27, 2008, the warrant holders have exercised 192,370 warrants, for 180,409 shares of common stock, and 2,752,323 warrants remain outstanding.

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock.  The warrants have a term of five years and an exercise price of $3.00 per share.  As of September 27, 2008, the warrant holders have not exercised any of these warrants.

On May 7, 2008, in conjunction with a private placement which resulted in gross proceeds of $3,615,000, the Company sold 9,051,310 shares of common stock at $0.40 per share, and issued warrants to purchase up to 4,525,655 shares of common stock.  The warrants have a term of five years and an exercise price of $0.60 per share.  As of September 27, 2008, the warrant holders have not exercised any of these warrants.

Warrants for 34,467 common shares were exercised during the nine months ended September 27, 2008.

4.  Debt

Operating Line of Credit

The Company has a loan facility which is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of September 27, 2008 and December 29, 2007, there was $117,258 and $118,456 outstanding, respectively, under this line.  The Company was in compliance with the terms of this line of credit at September 27, 2008.  The Company had no other term debt or loans outstanding at September 27, 2008.

Index

5.  Intangible Assets and Goodwill

As a result of our acquisition of ECI we recorded an intangible asset of $2,390,667 at the date of acquisition representing developed technology that is currently used within ECI.  The intangible asset acquired has an estimated useful life of ten years, and as such is being amortized monthly, over that period.  Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired.  The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.  The following table presents details of the purchased intangible assets as of September 27, 2008 and December 29, 2007:

	September 27, 2008	December 29, 2007

Developed technology	$2,390,667	$2,390,667

Less accumulated amortization	(697,278)	(517,978)

	$1,693,389	$1,872,689

Amortization of intangible assets included as a charge to income was $59,767 and $ 179,300 for both of the three and nine month periods ended September 27, 2008 and September 29, 2007.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Year	Amortization Expense
Twelve months ended September, 2009	$239,067
Twelve months ended September 30, 2010	239,067
Twelve months ended September 30, 2011	239,067
Twelve months ended September 30, 2012	239,067
Twelve months ended September 30, 2013	239,067
July 1, 2013 and beyond	498,054
Total	$1,693,389

The Company does not amortize goodwill.  There were no changes in the carrying amount of goodwill during the year ended December 29, 2007 and the nine months ended September 27, 2008.

6.  Business Concentrations

We produce revenue and therefore accounts receivable through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenue in 2008 was processed through PJM.  Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  These transactions form the basis for our revenue.

Index

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended September 27, 2008, revenue from one major customer approximated $11,145,000 or 96% of sales.  This revenue is the result of multiple participating electric consumers who each executed myriad energy transactions that were aggregated and billed to the PJM Interconnection, or PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  These transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  Of these participants, there was one whose transactions resulted in revenue that totaled 13% of our revenue in the three months ended September 27, 2008 and one whose transactions resulted in revenue that totaled 19% of our revenue in the three months ended September 29, 2007.  For the nine month period ended September 27, 2008 there was one participant whose transactions resulted in revenue that totaled 13% of our revenue.  For the nine month period ended September 29, 2007, there were two participants whose transactions resulted in revenue that totaled 30% and 11% of our revenue.

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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of EnergyConnect Group, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

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

Overview

EnergyConnect Group, Inc. (the “Company,” “we,” “us,” or “our”) through its subsidiary EnergyConnect, Inc. (“ECI”) provides a full range of demand response services to the electric power industry. Our customers are the regional grid operators who pay us market rates for reductions in electrical demand during periods of high prices or peak demand and for being on stand by to reduce electric power demand on request at periods of capacity limitations or in response to grid emergencies. Our suppliers are large commercial and industrial consumers of electricity who we pay to shift their demand for electricity from high priced hours in the day to lower priced hours. We also pay these participating energy consumers to be on stand by to curtail electric demand on request.

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

In 2003 we acquired a part of Christenson Electric, Inc. (“CEI”), and in 2005, we acquired the remainder of CEI and the operations of ECI.  This combined a 60 year old electrical contracting and technology business with a high growth demand response business.   In 2007 we determined that ECI had grown to a self sustaining transition point and in November 2007 we agreed to sell the stock of CEI.  The sale was completed on April 24, 2008.  Our objective is to leverage our unique and proprietary technologies, business processes, and resources and build a viable, profitable demand response business servicing North American wholesale power markets. Financial statements and accompanying notes included in this report include disclosure of the results of operations for CEI, for all periods presented, as discontinued operations.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Lake Oswego, Oregon.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenue in 2007 was processed through the PJM Interconnection. PJM serves as the market for electrical transactions in a specific region in the United States.   Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it is a not-for-profit organization that exists to act as the market for electrical transactions.

Index

In 2008, we have revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which typically fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements will be accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over these prior two years has been extremely accurate so that management believes it is appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contains the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for three months ended September 27, 2008 and September 29, 2007 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 27, 2008 and September 29, 2007 was $172,000 and $184,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the three months ended September 27, 2008 and September 29, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Index

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the nine months ended September 27, 2008 and September 29, 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Concentrations

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended September 27, 2008, revenue from one major customer approximated $11,145,000 or 96% of sales.  This revenue is the result of multiple participating electric consumers who each executed myriad energy transactions that were aggregated and billed to the PJM Interconnection, or PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  Of these participants, there was one whose transactions resulted in revenue that totaled 13% of our revenue in the three months ended September 27, 2008 and one whose transactions resulted in revenue that totaled 19% of our revenue in the three months ended September 29, 2007.  For the nine month period ended September 27, 2008 there was one participant whose transactions resulted in revenue that totaled 13% of our revenue.  For the nine month period ended September 29, 2007, there were two participants whose transactions resulted in revenue that totaled 30% and 11% of our revenue.

At September 27, 2008 and December 29, 2007 there was one customer whose accounts receivable accounted for the vast majority of our outstanding trade accounts receivable.  We have little risk, if any, from the concentration of receivables through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  We perform limited credit evaluations of our customers and do not require collateral on accounts receivable balances.  We have not experienced any credit losses for the periods presented.   The level of revenue resulting from any single participant’s transactions may vary and the loss of any one of these participants, or a decrease in the level of revenue from transactions generated by any one of these participants, could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The financial information presented for the three and nine months ended September 27, 2008 and September 29, 2007, represents activity in EnergyConnect Group, Inc. its wholly-owned operating subsidiary, EnergyConnect, Inc. and its recently divested subsidiary Christenson Electric, Inc. whose results of operations are disclosed as discontinued operations.

Sales.  Revenue for the three months ended September 27, 2008 was $11,641,000 compared to $4,691,000 for the three months ended September 29, 2007.  This increase in year-over-year quarterly revenue in ECI is primarily a result of growth in the company’s participation in the Interruptible Loan for Reliability (ILR) program in PJM. Revenue from this program was $8,010,000 in the three months ended September 27, 2008 compared to $2,554,000 in the three months ended September 29, 2007.  Transactions during the quarter by one participant generated 13% of the Company’s total revenue for the three months ended September 27, 2008.  Transactions by one participant generated 19% of the Company’s total revenue for the three months ended September 29, 2007.

Index

Revenue for the nine months ended September 27, 2008 was $24,083,000 compared to $10,408,000 for the nine months ended September 29, 2007.  Transactions by one participant generated 13% of the Company’s total revenue for the nine months ended September 27, 2008.  Transactions by two participants generated 30% and 11% of the Company’s total revenue for the nine months ended September 29, 2007.

Cost of Sales.  Cost of sales totaled $6,458,000 (or 55.5% of sales) for the fiscal quarter ended September 27, 2008, compared to $2,244,000 (or 47.8% of sales) for the same period in the prior year.  The increase in costs is due primarily to higher sales in the current quarter compared to the prior year quarter.  Cost of sales for the nine months ended September 27, 2008 was $16,945,000 (or 70.4%) compared to $6,913,000 (or 66.4%) for the nine months ended September 29, 2007.  Cost of sales includes the payments to our participants for transactions initiated by them, and various costs required to do business in the grids in which we operate.

Gross Profit.  Gross profit for the three months ended September 27, 2008 was $5,183,000 (or 44.5%) compared to $2,446,000 (or 52.2%) for the same period in 2007.  This decrease in gross margin of 7.7% of total sales is due primarily to increases in the percentages paid for transactions in our participant base combined with start up costs associated with entering new grid territories. Gross margins in the ILR capacity program helped contribute to higher year-to-date gross margins compared to those achieved in the first and second quarters of 2008. Gross profit for the nine months ended September 27, 2008 was $7,138,000 (or 29.6%) compared to $3,495,000 (or 33.6%) for the same period in 2007.

Future gross profit margins will depend on the Company’s ability to sign new contracts with participants for higher percentages for the duration of the contract term and to sustain margins in the ILR program.  Gross margins in the current year ILR program benefited from a portfolio effect of aggregated capacity within our participant base.  Future gross margins may not reach these levels due to a lower portfolio effect anticipated in the 2009 ILR program year.

Operating Expenses.  Operating expenses were $3,024,000 (26.0% of sales) for the three months ended September 27, 2008, compared to $2,008,000 (42.8% of sales) for the three months ended September 29, 2007.  This increase in expenses is primarily due to added personnel costs in ECI as we continue to invest in the sales force needed to build ECI’s revenue base. This compares to sequential operating expenses of $3,095,000 and $3,190,000 in the first and second quarters of 2008.  Included in the current quarter’s expense was $172,000 in non-cash, stock-based compensation expense.  Non-cash, stock based compensation expense totaled $184,000 in the same quarter in 2007.

The percentage of operating expenses to sales for the current quarter was 26% compared with 43% in the same quarter in 2007.  This decrease in the current quarter percentage resulted primarily from the increased revenue in this year's third quarter compared to the revenue in last year's third quarter.  While we anticipate that expenses in the fourth quarter may be moderately lower, the revenue in the fourth quarter may be significantly lower compared to the current quarter, so the percentage of operating expense to revenue in the fourth quarter may be significantly higher compared to the current quarter.  Operating expenses are comprised mainly of payroll costs, facilities rent, outside services, insurance, utilities and depreciation.  Personnel costs, which include salary, payroll taxes, fringe benefits, recruiting and training totaled $1,813,000 for the three months ended September 27, 2008 compared to $1,101,000 in the three months ended September 29, 2007.

Operating expenses were $9,322,000 (38.6% of sales) for the nine months ended September 27, 2008, compared to $5,733,000 (54.9% of sales) for the nine months ended September 29, 2007.  The increase is due to higher personnel costs associated with building the sales force in ECI.  Operating costs were also affected by the non-cash charge for stock-based compensation, which was $644,000 for the nine months ended September 27, 2008, compared to $668,000 in the nine months ended September 29, 2007.

Interest Income / Expense, net.  Net interest expense was $12,000 for the three months ended September 27, 2008, compared to net interest income of $14,000 for the three months ended September 29, 2007.  The decrease was due to $22,000 of interest expense accrued in the current quarter from a penalty incurred pursuant the May 7, 2008 securities purchase agreement, which required the S-1 filed as a result of the financing to be declared effective within 120 days of the financing.  The SEC declared the S-1 effective on October 23, 2008.   The Company earns interest on available cash balances.  Net interest income was $7,000 for the nine months ended September 27, 2008 compared to net interest income of $25,000 for the nine months ended September 29, 2007.

Index

Gain / Loss From Discontinued Operations. Discontinued operations represents a loss from the operations of the Christenson Electric electrical construction business.   On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI.  The agreement was approved by our shareholders in a vote on March 10, 2008.  The closing occurred on April 24, 2008.  The Company did not have discontinued operations in the current quarter, and recorded a gain from discontinued operations of $164,000 for the three months ended September 29, 2007.   The Company recorded losses from discontinued operations of $146,000 and $207,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively.  On April 24, 2008, the sale of discontinued operations was consummated, and the Company recorded a gain on the sale of discontinued operations in the amount of $135,000.

Income Taxes.  No federal tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods.  The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At September 27, 2008, the Company had positive working capital of approximately $2,525,000 and its primary source of liquidity consisted of cash generated through its private placement and cash generated from operations.

On May 7, 2008 we closed a private placement in which we issued 9,051,310 shares of common stock resulting in aggregate cash proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4,525,655 five year warrants exercisable at $0.60 per share.  The proceeds of this financing are being used for general working capital purposes.

Accounts receivable increased to $7,165,000 at September 27, 2008 from $1,533,000 at December 29, 2007.  The increase is primarily due to the recognition of revenues of approximately $8 million in the third quarter of 2008 from the ILR capacity program. The receivable from the ILR program which was approximately $6 million as of the end of September 2008, will decrease ratably through the end of the second quarter of 2009.  Our remaining receivables will increase and decrease in accordance with the revenue recognized in each quarter.  The large majority of our revenue, and therefore cash and receivables, is generated through the PJM Interconnection.  PJM serves as the market for electrical transactions in a specific region in the United States.  We are members of PJM, and our relationship with this power grid is perpetual.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.

Property and equipment, net of depreciation increased to $313,000 at September 27, 2008, compared to $202,000 at December 29, 2007.  This increase was due primarily to the purchase of computer equipment and leasehold improvements purchased in connection with our move to new headquarters during the third quarter of 2008.  The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.

Accounts payable increased to $7,288,000 at September 27, 2008 from $2,976,000 at December 29, 2007.  This increase is due primarily to the recording of payables incurred in the ILR program and from tighter cash management.  Payables consist primarily of the payments made to participants in our economic and capacity programs.

Index

The Company had no commitments for capital expenditures in material amounts at September 27, 2008.

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

On May 7, 2008 we closed a private placement in which we issued 9,051,310 shares of common stock resulting in aggregate cash proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4,525,655 five year warrants exercisable at $0.60 per share.  The proceeds of this financing are being used for general working capital purposes.

Management believes it may not have sufficient capital resources to meet projected cash flow deficits for the following twelve months.  If during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to them, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have affected, or are reasonably likely to effect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders’ meeting on September 24, 2008.  There were present at the meeting in person or by proxy shareholders of the Corporation who were the holders of 60,878,484 (64.7%), shares of Common Stock entitled to vote thereat constituting a quorum.  There were three proposals upon which shareholders were asked to vote.

Index

1.	Election of directors.
2.	To change the corporation name to EnergyConnect Group, Inc. from Microfield Group, Inc.
3.	To amend the Company’s articles of incorporation to eliminate references to preferred stock.

The following nominees were elected by the following vote count.

	Votes For	Votes Withheld

William C. McCormick	59,978,969	899,515
Rodney M. Boucher	53,294,541	7,583,943
John P. Metcalf	60,414,582	463,902
Gene Ameduri	59,964,888	913,596
Phillip G. Harris	49,932,504	10,945,980
Gary D. Conley	59,980,779	897,705
Kurt E. Yeager	58,400,214	2,478,270

On September 2, 2008, Phillip G. Harris tendered his resignation from the Company’s board of directors.

The shareholders passed both the second and third proposals listed above.

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

Dated:   November 6, 2008

ENERGYCONNECT GROUP, INC.

By: /s/ Rodney M. Boucher
Rodney M. Boucher
Chief Executive Officer
(Principal Executive Officer)