Form 10-K
period 2009-01-03
EnergyConnect Group Inc
filed 2009-03-26
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number : 0-26226

ENERGYCONNECT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)
Oregon	93-0935149
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

5335 SW Meadows Rd.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:          Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer , or a smaller reporting company . See the definitions of “large accelerated filer, an accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer    ☐ Accelerated Filer   ☒ Non-Accelerated Filer    ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates (based upon the closing sale price of $0.38 per share on the Over the Counter Bulletin Board on June 27, 2008) was $36,130,385.

The number of shares outstanding of the registrant’s Common Stock as of March 1, 2009 was 95,179,961 shares.

ENERGYCONNECT GROUP, INC.
FORM 10-K  INDEX

Index

PART I

ITEM 1.  BUSINESS

Overview

EnergyConnect Group, Inc. (the “Company,” “we,” “us,” or “our”) through its subsidiary EnergyConnect, Inc. (“ECI”) provides a full range of demand response services to the electric power industry. Our customers are the regional grid operators who pay us market rates for reductions in electrical demand during periods of high prices or peak demand and for being available to reduce electric power demand on request at periods of capacity limitations or in response to grid emergencies. Our suppliers are large commercial and industrial consumers of electricity who we pay to shift their demand for electricity from high priced hours in the day to lower priced hours. We also pay these participating energy consumers to be available to curtail electric demand on request.

Through proprietary technology and business processes we automate electric consumer demand response transactions and the associated measurement, verification, and support decisions.   These capabilities make it possible and easy for electric consumers, particularly commercial and industrial facilities, to shift load from high priced hours to lower priced periods.

Our services provide market incentives to reduce electric demand during periods of peak demand or high prices. By shifting load from high demand periods our services improve the operating efficiency of the electrical grids and improve grid reliability. By improving grid reliability and efficiency, we also delay the need for construction of new electrical generating plants. Through higher efficiencies on the grid, lower cost of generation and improved reliability all consumers of electricity benefit from our demand response activities

Our customers are regional electric grid operators such as PJM, the largest electric grid in the nation, and selected electric utilities who support and sponsor demand response.  All of our current operations are in the United States with services provided in more than 25 states.  Following a three year testing and pilot period, we began commercial operations in 2005 and have been growing steadily since then.  Our revenues in 2008 were $25.8 million.  Our suppliers are commercial and industrial electric energy consumers who we pay to shift, curtail and in some cases produce electric energy.

In 2003 we acquired a part of Christenson Electric, Inc. (“CEI”), and in 2005, we acquired the remainder of CEI and the stock of ECI.  This combined a 60 year old electrical contracting and technology business with a high growth demand response business.   In 2007 we determined that ECI had grown to a self sustaining transition point and in November 2007 we agreed to sell the stock of CEI.  The sale was completed on April 24, 2008.  Our objective is to leverage our unique and proprietary technologies, business processes, and resources and build a viable, profitable demand response business servicing wholesale power markets. Financial statements and accompanying notes included in this report include disclosure of the results of operations for CEI, for all periods presented, as discontinued operations.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Lake Oswego, Oregon.

Products and Services

ECI provides grid operators with products similar to those the grid operator purchases from electric power generators. Our products can be grouped into three main categories: energy, capacity and reserves.

Economic, or price based energy

Electrical energy consumption has a repeating daily rise and fall with lowest consumption at night and peak usage in most of the U.S. during the 3:00pm to 7:00pm timeframe. Our priced based economic product provides reduction in usage during peak usage or at any time of high prices for electrical energy on the grid. The grid operator pays EnergyConnect for measured and verified reductions from baseline usage. Grid operators provide a real time next hour market for electrical energy and a day-ahead market.

Index

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

Real time response

Participants reduce usage of electricity based on a schedule created by consumers in response to estimated prices provided by EnergyConnect. EnergyConnect is paid for the measured reduction that hour at the same market rate as the grid operator pays electric power generators less the retail charge from the local utility to the participating consumers.  This is a payment for service product and there are generally no penalties or charges for not participating.

Real time dispatch

Participants reduce usage of electricity in response to requests by the grid operator. EnergyConnect is paid for the response to the grid operator request at the same market price paid to electric power generators in each hour.  This is a payment for service product and there are generally no penalties or charges for not participating.

Day ahead

Some grid operators establish day-ahead economic markets with forward hourly electricity prices. Day-ahead forward prices reflect the inherent unpredictability of market conditions.  Day-ahead prices often track the real time price, but can deviate substantially.  The price certainty of the day ahead market provides a known return for pre-cooling buildings in early morning hours to create subsequent reductions of energy use in the peak afternoon hours. EnergyConnect provides participating consumers with all the information and support required to execute pre cooling strategies and schedule into the day ahead electrical energy market. EnergyConnect is paid for the reduction in usage.  Reductions in excess of the amount committed to the day ahead market are generally paid at the prevailing real time rate. Under delivery generally must be made up by buying energy at the real time rate.

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

EnergyConnect is paid monthly by the grid for having stand by capability to reduce usage with specific timing for response and duration. In PJM, the annual commitment and registration is done in the spring for the following 12 months, particularly targeting the summer season.  Payments are made monthly for the 12 month period.  Obligations are for 6 hours duration on between two and twenty-four hour notice.

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

Some grids limit the participation of demand response in these products at this time.   In the PJM grid, demand response may provide 25% of the synchronous reserve needs in each area of the region.  Synchronous reserve is 10 minute response, 30 minute duration maximum.

Index

Electric Power Industry

While demand for electricity in North America has contracted lately, constraints on new generating or transmission infrastructure may move the regional electric grids closer to capacity limitations. Whether the constraints on new construction come from “not in my back yard” or environmentalists worried about global warming or the space limitations of large urban cities the result is delay in planned electrical generation, transmission, and distribution capacity.  In this environment demand response can provide the added buffer to keep grids functioning reliably and to delay the need to build new infrastructure.

The electric power industry is in a state of change.  Worldwide fluctuations in supplies of key materials and fuels, environmental footprint limits, and public perception are driving change.   Expectations and pressures for the industry to improve efficient use of fuels and materials, to improve reliability, and to reduce system losses have increased steadily during that last two decades.  All of these pressures and changes support the advancement and development of more and better demand response.  We are aligned with the changing industry and helps support the needed changes while concurrently reducing electricity costs.

The electric utility industry has many stakeholders.  The consumer ultimately bears the price of delivered electricity that is the result of the successful coordination of all of these stakeholders.  The industry is dominated by utilities that generally operate as monopolies in their local service territories and are regulated at both the state and federal levels.  For regions serving about two thirds of the consumers in North America, regional grids have replaced the grid management activities of vertically integrated utilities that for many years built and operated the power generating plants and transmission lines that make up the backbone of power supply.  These regional grids, in addition to operating the transmission system, operate wholesale electric markets, into which generators bid to supply power and from which electric utilities and other retail suppliers bid to purchase power.  These markets are more efficient than the vertically integrated monopoly model, and have created substantial savings for consumers.  Introducing demand response in these markets adds a significant additional level of efficiencies. By providing consumers of electricity an effective means of responding to grid wholesale prices of electricity we complete the supply-demand marketplace for electricity and provide offsetting market forces to electricity generators.  Wholesale Power Markets are regulated by the Federal Energy Regulatory Commission (FERC).

Anatomy and Challenges of Demand Response

The use of demand response as a large scale tool to defer or reduce the need for peaking power plants, transmission lines, or electric distribution facilities is in its infancy.  In the US, less than one percent of the initial target market has been accessed.  Worldwide the potential is even greater.  Demand response has the potential to significantly reduce electric energy line losses and prolong the value of existing transmission lines by reducing congestion that is reducing electric demand during hours of high usage. This will also reduce the number of new peaking power plants needed and shift generation to the most efficient power plants. Demand response can provide this without significant new capital investment or any invasive facilities in buildings or industrial sites.

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

Index

Pennsylvania, New Jersey, Maryland Interconnection, LLC (“PJM”)

PJM changed the landscape and market conditions for ECI activities in 2008.  There were several rule changes in the economic markets which dramatically changed the scale of and number of revenue opportunities.  On June 13th, PJM introduced a rule which changed the method and timeframe for the calculation of customer baselines.  A baseline is calculated to establish what consumption would be if there was no reduction by the consumer.  When entering transactions in the economic markets, the energy consumer needs to curtail their use below this baseline consumption level.  On November 4, 2008, PJM again introduced rules relating to the economic markets and the frequency with which companies engage in economic energy transactions.  These changes to PJM’s rules in the economic markets reduced the revenue opportunities for the Company both in value realization of each transaction and value realized by the quantity of economic transactions.

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

Customers

Our customers are the regional grid operators, or alternatively electric utilities, who pay us market rates for reductions in electrical demand during periods of high prices or peak demand and for being available to reduce electric power demand on request at periods of capacity limitations or in response to grid emergencies.

Sales

Most of our sales are to large regional electric grid operators, by serving the wholesale power markets for electricity.  Membership in these regional grids and participation in the committee decision structures of these organizations provides the access and advocacy channels needed to implement, execute, and advance our sales. Regional grid programs tend to be broad based and target the full spectrum of demand response potential.    In addition, some of our sales are made directly to electric utilities that sponsor demand response programs.   Most utility sales are made by competitive bid and are often limited to event driven capacity-based programs.  Only a small portion of our sales force is directed toward the grids and utilities.

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

Index

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

ECI has filed for patent and copyright protection of its energy automation software.  These patents have been filed for but not yet approved.  We also purchased a significant amount of intangible assets as a part of the acquisition of ECI.  These intangible assets are valued annually as to whether they retain their value or have an impairment that may cause us to write down their value.  At the end of 2008 through this valuation process, it was determined that the carrying value of goodwill on the Company’s books was impaired, and a charge was taken to reduce the value of goodwill.

We protect our intellectual property rights through a combination of patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other measures. We believe, however, that our financial performance will depend more upon our service, technical knowledge and innovative design abilities, than upon such protection.  Notwithstanding the foregoing, we will strongly defend all intellectual property rights from infringement.

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

Employees

As of January 3, 2009, we directly employed 43 persons.  None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.  In addition, we meet our needs with contract-to-hire, temporary help, contract service, and by training the sales force of partners.

Principal Offices

Our principal corporate office is located at 5335 SW Meadows Rd., Suite 325, Lake Oswego, Oregon 97035, and our telephone number is (503) 419-3580. We are an Oregon corporation. We maintain a website at  www.energyconnectinc.com. The information contained on this website is not deemed to be a part of this annual report.

Our principal operating office is located at 51 E. Campbell Ave., Suite 145, Campbell, California.  Sales and support offices are located at additional sites throughout the United States.

Recent Corporate Developments

New CEO

The Company appointed Kevin R. Evans President and Chief Executive effective January 5, 2009.  Mr. Evans will also serve as a director on the Company’s Board of Directors.  It has not yet been determined whether Mr. Evans will serve on any board committees in his capacity as director.  During the past five years Mr. Evans has been Senior Vice President, Chief Business Officer, and Chief Financial Officer of the Electric Power Research Institute (“EPRI”), a world renowned leader in research and development in the electricity industry.  While at EPRI, Mr. Evans was instrumental in building its sales, marketing, planning and regulatory programs.  Prior to joining EPRI, Mr. Evans was the Chief Financial Officer of PlaceWare, a leading designer and producer of collaboration and meeting software.  He helped develop the company through its startup phase, raised several rounds of capital, and ultimately sold it to Microsoft.  Prior to PlaceWare, he had substantial banking and international business experience.  Mr. Evans holds an MBA in finance from San Diego State University and a dual baccalaureate in Economics and Management from Sonoma State University.

Index

Pursuant to an employment agreement, the Company has agreed to pay Mr. Evans an annual base salary of $300,000.  Mr. Evans also received a grant of four million stock options, consistent with the Company’s approved stock option plan, with an exercise price equal to $0.12, the closing price of the Company’s stock on January 5, 2009.  In addition, and pursuant to a change of control agreement, the Company has agreed to pay Mr. Evans twelve months of severance pay upon a change of control of the Company or upon Mr. Evan’s termination without cause or his resignation for good reason.

Debt Facility

On February 26, 2009 we entered into a Business Loan Agreement, a Convertible Secured Promissory Note and Commercial Security Agreement (collectively the “Loan Agreements”) with Aequitas Commercial Finance, LLC (“Aequitas”).  Aequitas is a commercial finance company that provides loan and lease financing to companies. Aequitas is managed by Aequitas Capital Management, Inc. (“Aequitas Capital”). Aequitas Capital and its affiliates have previously provided the Companies with debt and equity financing.  William C. McCormick, the Chairman of the Board of Directors of EnergyConnect Group, Inc., is a member of the Advisory Board of Aequitas Capital.

Pursuant to the terms and conditions of the Loan Agreements, Aequitas will provide the Companies with a revolving credit facility enabling the Companies to borrow money in a maximum principal amount not to exceed $5,000,000.  The current interest rate for funds borrowed by the Companies in the first twelve (12) month term is twenty-three percent (23%) with an additional seven percent (7%) deferred interest per annum.  The accrued deferred interest shall be added to the then current principal balance of the loan at the end of the first twelve (12) month term.  The interest rate for funds borrowed in the second twelve (12) month term is thirty percent (30%).  The loan matures on January 1, 2011.  As security for this loan, the Companies granted Aequitas a first priority security interest in the assets of the Companies.  The Loan Agreements grant Aequitas the right to convert up to two-thirds (2/3rds) of unpaid principal and interest into shares of ECNG’s common stock at an exercise price of $0.09.

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

Index

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

All regional grids have rules that guide demand response revenue opportunities.  In 2008 PJM Interconnection introduced new rules that changed the revenue opportunities, and instituted a screening process that may limit some participants’ ability or desire to enter the electricity markets. Rule changes could evolve that restrict or eliminate current demand response products and revenue.

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

Risks Relating to Our Business

We Have a History Of Losses Which May Continue and Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have incurred operating losses for the last three years.  We cannot be certain that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  Revenues and profits, if any, will depend upon numerous factors.  If we continue to incur losses, our accumulated deficit will continue to increase, which may make it harder for us to obtain financing and achieve our business objectives.  Failure to achieve such goals would have an adverse impact which could result in reducing or limiting our operations.

If We Experience Continuing Losses and Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Dilution.

Additional capital may be required to effectively support the operations and to otherwise implement our overall business strategy.  If we receive additional financing, it may not be sufficient to sustain or expand our business development operations or continue our business operations.

Index

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

In the demand response industry segment several companies have achieved substantially greater market shares than we have, have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do.  If overall demand for our products and services should decrease it could have a materially adverse effect on our operating results.

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

If We Are Unable to Retain the Services of Mr. Evans, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Kevin R. Evans, our Chief Executive Officer. We have an employment agreement with Mr. Evans. Loss of the services of this officer could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Evans. We are not aware of any named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

We are dependent on the load shifting and curtailment actions of our participants to generate energy reductions that are valuable to the grid and produce revenue. Participants may choose to implement other strategies to reduce the cost of electricity or may focus on other areas of their business to increase income or reduce costs. In some cases for capacity products, failure to meet committed reductions in energy usage could expose us to financial penalties that exceed the revenue opportunity.

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

The regional electrical grids are our customers and pay us for our products, but the utility servicing each participant approves each transaction and can delay or object to payment based on the rules of the particular grid. Certain utilities have delayed payments for prolonged periods. We cannot be sure that we will be paid for all transactions in the future.

Our growth is partly dependent on the actions of our business partners, many of whom are large corporations.  If our large business partners choose not to focus their actions on demand response our growth may be reduced.

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

Our Intellectual Property Rights May not be Adequately Protected Outside the United States, Resulting in Loss of Revenue.

We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of any potential international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain intellectual property. We cannot assure you that the actions we have taken to establish and protect this intellectual property and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.

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

In their report dated March 19, 2009, our independent auditors stated that our financial statements for the year ended January 3, 2009 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our incurring net losses and deficits in cash flows from continuing operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

Index

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

Index

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of EnergyConnect, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

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

ITEM 2.  PROPERTIES

We lease facilities in Lake Oswego, Oregon, Campbell, California, and Philadelphia, Pennsylvania.  These facilities consist of approximately 14,000 square feet of office space.  We do not own or lease any manufacturing space.

ITEM 3.  LEGAL PROCEEDINGS

During 2008, we were contacted by FERC and asked to provide information to them as part of a non-public inquiry on the demand response markets, and our activity in our markets under the FERC tariffs.  Over a period of 8 months we provided them with the requested documentation both in paper and electronic form, and voluntarily provided them with access to certain of our employees in an effort to answer all questions put forth to us.  Our responses under the inquiry were completed as of December 31, 2008, and we are currently waiting for word from FERC as to whether the inquiry is closed, or if they require further information and assistance from us.  We believe that we have complied with applicable law, although we cannot provide any assurance that FERC will not bring formal proceedings against the Company.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims other than those mentioned in this Item that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended January 3, 2009.

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “ECNG.OB.” The following table sets forth the high and low sales prices as reported by the Over the Counter Bulletin Board for the periods indicated.

Fiscal 2007
First Quarter	$0.77	$0.50
Second Quarter	1.18	0.61
Third Quarter	0.97	0.68
Fourth Quarter	1.53	0.70

Fiscal 2008
First Quarter	$0.96	$0.43
Second Quarter	0.56	0.33
Third Quarter	0.63	0.34
Fourth Quarter	0.40	0.08

As of March 5, 2009, we had 207 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  There were no cash dividends declared or paid in fiscal years 2008 or 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation information, as of January 3, 2009, is presented in compliance with SEC regulation S-K Item 201(d).

Plan category	Number of Securities to be issued upon exercise of outstanding options and warrants (a)	Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,078,870	$0.81	10,627,292
Equity compensation plans not approved by security holders	33,055,055	$2.21	N/A
Total	39,133,925	$1.99	N/A

Index

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statements of operations data for the twelve months ended January 3, 2009 and December 29, 2007 and the balance sheet data at January 3, 2009, and December 29, 2007 are derived from our audited financial statements which are included elsewhere in this annual report. The statement of operations data for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 and the balance sheet data at December 30, 2006 and January 1, 2005, are derived from our audited financial statements which are not included in this annual report. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

	Fiscal years ended
	January 3,	December 29,	December 30,	December 31,	January 1,
	2009	2007	2006	2005	2005
Statements of Operations:
Sales	$25,859	$12,626	$3,202	$1,173	$-
Cost of sales	18,420	8,788	3,032	666	-
Gross profit	7,439	3,837	170	507	-
Operating expense	41,486[2]	8,180	6,076	78,215[1]	1,023
Gain(loss) from continuing operations	(34,066)	(4,341)	1,561	(78,721)	(2,057)
Net income (loss)	(34,077)	(14,035)	833	(77,953)	(6,182)
Net income (loss) per share	$(0.37)	$(0.17)	$0.01	$(2.91)	$(0.36)
Weighted average shares	91,245	82,536	71,374	27,048	17,340
Balance Sheet Data:
Cash, including certificates of deposit	$710	$892	$2,545	$729	$11
Total assets	7,357	48,085	57,147	55,241	11,775
Total liabilities	5,361	16,828	13,019	27,337	12,334
Shareholders’ equity (deficit)	$1,996	$31,258	$43,616	$27,904)	$(559)

[1]	Includes write-off in 2005 of impaired goodwill of $77,191,344 resulting from the testing of the carrying value of goodwill purchased in the acquisition of ECI in October 2005.

[2]	Includes write-off in 2008 of impaired goodwill of $29,354,000 resulting from the testing of the carrying value of goodwill purchased in the acquisition of ECI in October 2005.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenue in 2008 was processed through the PJM Interconnection. PJM serves as the market for electrical transactions in a specific region in the United States.   Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it is a not-for-profit organization that exists to act as the market for electrical transactions.

In 2008, we revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which typically fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements were accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over the prior two years had been extremely accurate so that management believed it was appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contained the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.

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

We tested our intangibles for impairment as of the end of fiscal years 2005 through 2008. Goodwill of $106,544,871 was recorded upon the acquisition of ECI in October 2005, and represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill.  At January 3, 2009, it was determined that the remaining carrying value of goodwill generated from the 2005 transaction was impaired. The Company decided to write off the remaining carrying value of goodwill of $29,353,527. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statements of operations.  There were no changes in the carrying value of goodwill at December 30, 2006 and December 29, 2007.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for twelve months ended January 3, 2009 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended January 3, 2009 and December 29, 2007 was approximately $870,000 and $921,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the twelve months ended January 3, 2009 and December 29, 2007  included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the years ended January 3, 2009 and December 29, 2007 common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable.  During the year ended January 3, 2009, revenue from one major customer approximated $24,730,000 or 95.6% of sales.  During the year ended December 29, 2007, revenues from one major customer approximated 98% of sales.  This revenue is the result of multiple participating electric consumers who each executed myriad energy transactions that were aggregated and billed to the PJM Interconnection, or PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  Of these participants, there was one whose transactions resulted in revenue that totaled 10% or more of our revenue in the twelve months ended January 3, 2009 and two whose transactions resulted in revenue that totaled 10% or more of our revenue in the twelve months ended December 29, 2007.

Index

At January 3, 2009 there was one customer whose accounts receivable accounted for 94% of our outstanding trade accounts receivable.  At December 29, 2007 there was one customer whose accounts receivable accounted for more than 10% of total outstanding trade accounts receivable.  We have little risk, if any, from the concentration of receivables through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  We perform limited credit evaluations of our customers and do not require collateral on accounts receivable balances.  We have not experienced any credit losses for the periods presented.   The level of revenue resulting from any single participant’s transactions may vary and the loss of any one of these participants, or a decrease in the level of revenue from transactions generated by any one of these participants, could have a material adverse impact on our financial condition and results of operations.
Fair Value Measurement
We adopted the provisions of SFAS No. 157, “Fair Value Measurements” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS No. 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R Share Based Payment.)

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

Valuation techniques considered under SFAS No. 157 techniques are based on observable and unobservable inputs. The Standard classifies these inputs into the following hierarchy:

Level 1 inputs are observable inputs and use quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date and are deemed to be most reliable measure of fair value.

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs includes 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credits risks, default rates, and 4) market-corroborated inputs.

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

In October 2008, the FASB issued FSP Financial Accounting Standard No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP was effective immediately and clarifies the application of FASB Statement No. 157, Fair Value Measurements and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

We adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings. We did not elect the Fair Value Option as we had no financial assets or liabilities that qualified for this treatment. In the future, if we elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date. The adoption of this statement had no impact on our consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, borrowings under the revolving credit facility, and other current assets and liabilities approximate fair value because of their short-term maturity.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have significant effect on its results of operations and financial condition.

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

Index

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 in December 2008 and it did not have a material impact on the consolidated financial statements.

Results of Operations

The following table sets forth, as a percentage of sales, certain consolidated statement of operations data relating to the business for the periods indicated.

	Fiscal 2008*		Fiscal 2007

Net sales	100%		100%
Cost of goods sold	71		70
Gross profit	29		30
Operating expenses	47		66
Loss from operations	(18)		(36)
Other income (expense)	-		2
Income (loss) before income taxes	(18)		(34)
Provision for income taxes	-		-
Income (loss) from continuing operations	(18)		(34)
Discontinued operations			(77)
Net gain (loss)	(18	) %	(111	) %

* This table does not include the percentage of sales due to the impairment of goodwill of approximately $29 million.  Presentation of this non-cash item would make the comparison of this year to the other years presented, meaningless.

Index

Sales.  Revenue for the fiscal year ended January 3, 2009 was $25,859,000 compared to $12,626,000 for the fiscal year ended December 29, 2007.  The increase in revenue between periods is due to increased wholesale energy market transaction activities within our participant base as well as transactions from new participants.  The revenue in the twelve months ended January 3, 2009 consists of thirteen months of revenue due to the change in our policy for recognizing revenue.  The revenue for the twelve monthly periods ended January 3, 2009 recognized on the same basis as the revenue for the twelve months ended December 29, 2007 totaled $24,190,000 compared to $12,626,000, respectively. We also recorded approximately $8.0 million in 2008 revenue in a capacity program in PJM, compared to $2.6 million from that same capacity program in 2007.  There was one participant whose transactions contributed to revenue from PJM that comprised over 10% of our 2008 consolidated revenue. The company’s revenue is subject to seasonal influences that affect the wholesale prices on which the majority of our revenue is derived.  The Company’s revenue is also subject to changes in tariff rules implemented by PJM that could adversely affect the Company’s results from operations.

Cost of Sales.  Cost of sales totaled $18,419,000 (71%) compared to $8,788,000 (70%) for the fiscal year ended December 29, 2007.  Cost of sales includes the portion of energy transaction revenue that is paid to participating energy consumers that initiate revenue generating transactions.  Also included in cost of sales is amortization of a developed technology intangible asset that amounted to 1% and 2% for the fiscal years ended January 3, 2009 and December 29, 2007, respectively.

Gross Profit.  Gross profit for the fiscal year ended January 3, 2009, was $7,439,000 (29%) compared to $3,837,000 (30%) for the fiscal year ended December 29, 2007.  This increase in gross profit is due primarily to the higher levels of revenue generated from participant’s wholesale energy market transactions.  Future gross profits and gross margins will depend on the volume and mix of sales of products and services to our customers.

Operating Expenses.  Operating expenses are comprised mainly of payroll costs, outside services, stock-based compensation and product development.  These expenses for the fiscal year ended January 3, 2009 were $12,133,000 (excluding approximately $29 million of goodwill impairment charges) compared to $8,180,000 for the fiscal year ended December 29, 2007.  The increase in operating expenses is due to the increasing investment underway to build the sales organization and develop new products in ECI.  We anticipate decreasing these expenses in the coming periods as we manage our expenses to a business plan that moves us toward cash flow breakeven.

Write-off of impaired goodwill and intangibles.  We test our goodwill for potential impairment at the end of each fiscal year.  This appraisal concluded that there was an impairment of $29,354,000 to the carrying value of goodwill as of January 3, 2009.  This charge was taken against earnings in 2008.  There was no charge for impairment of goodwill in the fiscal year ended December 29, 2007.

Interest Expense.  Interest expense was $69,000 for the year ended January 3, 2009 compared to $43,000 for the year ended December 29, 2007.  The increase in interest expense was primarily due to a charge of $57,000 from a penalty imposed as a result of the delayed filing of the Company’s registration statement associated with the May 2008 private placement.  According to the registration rights document, the Company had a total of 120 days to have its initial registration document declared effective by the SEC.  By the terms of the registration rights agreement, the Company exceeded that time frame and was obligated to pay a prorated monthly penalty of 1% of the amount invested in the private placement.

Gain / Loss From Discontinued Operations. Discontinued operations for all years presented contain the operations of Christenson Electric.  Christenson Electric was sold to a corporation formed by management of CEI on November 29, 2007.  The shareholders of the Company voted to approve the transaction at a shareholders’ meeting on March 10, 2008, and it closed on April 24, 2008.  The results of discontinued operations for the year ended January 3, 2009 included a gain on the sale of discontinued operations of $135,000, and a loss from discontinued operations of $146,000 for the 4 months while CEI was part of the consolidated group.  The loss from discontinued operations for the fiscal year ended December 29, 2007 was $9,695,000 and included a write off of goodwill and intangibles of $9,728,000.

Index

Non-cash Expense Items

We have entered into several acquisitions, financings, debt conversions and other transactions where goodwill and amortizable intangible assets were recorded, and/or common stock or warrants were issued as a part of the transactions.  Many of the issuances resulted in non-cash charges to our statement of operations.  Additionally, other transactions and events occurred in which significant non-cash expense or income arose due to the nature of those occurrences.  The following table lists these items and the effect net income or loss in our statements of operations for the fiscal years ended January 3, 2009, and December 29, 2007.

	Year ended	Year ended
Non-cash expense item description*	January 3, 2009	December 29, 2007

Common stock issued for services	$243,883	$118,500
Stock-based compensation issued for services	28,645	-
Stock-based compensation issued to directors and employees	841,338	920,699
Intangible amortization	239,067	239,067
Intangible amortization (in disc. operations)		289,617
Write down of impaired intangible asset (in disc. operations)	-	9,728,234
Write down of goodwill	29,353,527	-

Total transactional non-cash expense	$30,706,460	$11,296,117

*This table does not include depreciation expense.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under operating and revolving lines of credit.  At January 3, 2009, we had negative working capital of approximately $7,560 and our primary source of liquidity consisted of cash and its operating lines of credit.

Accounts receivable increased to $4,374,000 at January 3, 2009 from $1,533,000 at December 29, 2007.  The increase is due to the larger amount of deferred payments from a capacity program under which all the revenue was recorded in the third quarters of 2008 and 2007 which was to be received through June of the following year. These receivables are not net of any allowances for doubtful accounts.  Management expects these receivables to increase in future periods as revenue from this program increases.

Property and equipment, net of depreciation increased to $299,000 at January 3, 2009 compared to $202,000 at December 29, 2007.  This increase was due to new computer hardware and software for new employees in ECI, and furniture and leasehold improvements purchased as a part of the Company’s move to its new headquarters in 2008.  We do not anticipate spending any material amounts to acquire fixed assets for the foreseeable future.

We recorded $106,545,000 in goodwill from the acquisition of ECI in 2005, which represents the value of the price paid for the stock of ECI over the net asset value of the assets and liabilities within ECI.  At January 3, 2009, an impairment test was performed on the value of the goodwill resulting in an impairment charge of $29,354,000.  This charge is recorded as an operating expense in the consolidated statement of operations and eliminated the remaining carrying value of goodwill on the Company’s books.  There was no write down of goodwill during 2007.

We also recorded an intangible asset of $2,390,667 at the date of the ECI acquisition consisting of developed technology that is currently used within ECI.  The intangible asset acquired has an estimated useful life of ten years, and as such is being amortized monthly, over that period.

Accounts payable increased to $5,116,000 at January 3, 2009 from $2,976,000 at December 29, 2007.  This increase is the result of the increase in participant payments from higher level of revenue generated in the PJM capacity program in 2008 over that in 2007.  The timing of participant payments also caused an increase at January 3, 2009.   Payables consist primarily of the costs of payments for energy automation transactions made by ECI’s participants and payments due to vendors.  At January 3, 2009 the Company had delayed payments to several of its vendors past normal payment terms.

Index

We have one small borrowing facility at January 3, 2009.  The amount outstanding under this bank line of credit was approximately $117,000 and $118,000 at January 3, 2009 and December 29, 2007, respectively.  We are in compliance with all covenants under this loan.

During the past two years, we have issued common shares in exchange for cash. On May 7, 2008, we issued 9,051,310 shares of our common stock and 4,525,655 warrants to purchase shares of our common stock, in exchange for $3,512,316 in gross proceeds and elimination of $103,000 of payables.

In 2008 and 2007, we incurred operating losses of $34,047,000 and $4,343,000, respectively.  The operating loss in 2008 included a $29,354,000 non-cash loss due to the impairment of the carrying value of goodwill.  While it is anticipated that we can produce income from continuing operations, our history of recurring losses and liquidity issues may recur, in which case we may have to raise additional funds to continue to operate.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We may not have sufficient resources to satisfy cash requirements for the next twelve months.  We believe we have good relations in the financial community and are optimistic about our ability to raise additional capital if needed to support operations.  If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

While we have raised capital to meet our working capital and financing needs, additional financing may be required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development.

By adjusting our operations and development to appropriate levels we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

On February 26, 2009, the Company entered into a $5 million convertible debt agreement with a commercial finance company.  The agreement provides us with a revolving credit facility that enables us to borrow money in a maximum principal amount not to exceed $5 million.  The current interest rate for funds borrowed by us in the first 12 month term is 23% with an additional 7% deferred interest per annum.  The accrued, deferred interest shall be added to the current principal balance of the loan at the end of the first twelve month term.  The interest rate for funds borrowed in the second twelve month term is 30%.  The loan matures on January 1, 2011.  We granted the lender a first priority security interest in all of our assets.  The lender also has the right to convert up to 2/3 of unpaid principal and interest into shares of our common stock at an exercise price of $0.09 per share.  While the Company believes that the availability of funds from this debt facility, with cash generated from operations, will be sufficient to meet the Company’s operating capital needs through 2009, conditions may change in the markets in which the Company operates that may cause the borrowing capacity under this debt facility to become limited.  There can be no assurance that funds will be available under this debt facility

We may need additional investments in order to continue operations to cash flow break even. We cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Our registered independent certified public accountants have stated in their report dated March 19, 2009 that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

We have no commitments for capital expenditures in material amounts at January 3, 2009.

Index

Inflation

In the opinion of management, inflation will not have an impact on our financial condition and results of its operations.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.

Related Party Transactions

We, as a part of the discontinued operations have previously had a number of promissory notes, lines of credit and lease obligations owing to related parties.  As of January 3, 2009, as a part of continuing operations, there are no amounts owing to related parties other than nominal amounts incurred in the normal course of business and paid from expense reports.

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of January 3, 2009, and is based on information appearing in the notes to consolidated financial statements included elsewhere in this filing.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating Leases	$710,300	$306,492	$255,387	$148,421	$-

Total obligations	$710,300	$306,492	$255,387	$148,421	$-

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

We do not own or trade any financial instruments about which disclosure of quantitative and qualitative market risks are required to be disclosed.

Index

ITEM 8.  FINANCIAL STATEMENTS

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EnergyConnect Group, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of EnergyConnect Group, Inc. and its wholly-owned subsidiaries (the "Company") as of January 3, 2009 and December 29, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended January 3, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnergyConnect Group, Inc. and its wholly-owned subsidiaries as of January 3, 2009 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 16.  The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

McLean, Virginia
March 19, 2009

Index

ENERGYCONNECT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 3, 2009 AND DECEMBER 29, 2007

	January 3, 2009	December 29, 2007
Current assets:
Cash and cash equivalents	$410,101	$758,299
Certificates of deposit	300,000	133,400
Accounts receivable, net of allowance of $0 as of January 3, 2009 and December 27, 2007	4,373,818	1,532,843
Other current assets	269,144	551,601
Discontinued operations (Note 5)	-	12,666,606
Total current assets	5,353,063	15,642,749

Property and equipment, net (Note 3)	299,263	202,487
Other assets	70,876	43,175
Intangible assets, net (Note 4 and 6)	1,633,622	1,872,689
Goodwill (Note 4 and 6)	-	29,353,527
Discontinued operations (Note 5)	-	971,017
Total Assets	$7,356,824	$48,085,644

Current liabilities:
Accounts payable	$5,116,296	$2,975,847
Accrued expenses	127,016	118,148
Bank line of credit (Note 10)	117,257	118,456
Other current liabilities	-	4,504
Discontinued operations (Note 5)	-	13,549,408
Total current liabilities	5,360,569	16,766,363

Long-term liabilities:
Discontinued operations	-	61,327
Total long-term liabilities	-	61,327

Commitments and contingencies (Note 14)		-
Shareholders’ equity:
Common stock, no par value, 225,000,000 shares authorized, 95,179,961 and 83,569,416 shares issued and outstanding, respectively	120,671,694	115,776,415
Common stock warrants (Note 9)	36,098,289	36,178,218
Accumulated deficit	(154,773,728)	(120,696,679)
Total shareholders’ equity	1,996,255	31,257,954
Total liabilities and shareholders’ equity	$7,356,824	$48,085,644

The accompanying notes are an integral part of these consolidated financial statements

Index

ENERGYCONNECT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 3, 2009 AND DECEMBER 29, 2007

	January 3, 2009	December 29, 2007

Sales	$25,858,704	$12,625,654

Cost of goods sold	18,419,335	8,788,454

Gross profit	7,439,369	3,837,200

Operating expenses
Sales, general and administrative	12,132,761	8,180,188
Goodwill impairment (Note 6)	29,353,527	-

Total operating expenses	41,486,288	8,180,188

Loss from operations	(34,046,919)	(4,342,988)

Other income (expense)
Interest income	49,736	45,324
Interest expense	(68,586)	(43,115)

Total other income (expense)	(18,850)	2,209

Loss before provision for income taxes	(34,065,769)	(4,340,779)

Provision for income taxes (Note 12)	-	-

Loss from continuing operations	(34,065,769)	(4,340,779)

Discontinued operations:
Loss on discontinued operations - Christenson Electric (Note 5)	(11,281)	(9,694,727)

Net loss	$(34,077,050)	$(14,035,506)

Basic and diluted net loss per share from continuing operations (Note 13)	$(0.37)	$(0.05)

Basic and diluted net loss per share from discontinued operations (Note 13)	$(0.00)	$(0.12)

Basic and diluted net loss per share (Note 13)	$(0.37)	$(0.17)

Weighted average shares used in per share calculations:
Basic	91,245,072	82,536,027

Diluted	91,245,072	82,536,027

The accompanying notes are an integral part of these consolidated financial statements.

Index

EnergyConnect Group, Inc.
Statement of Changes in Shareholders’ Equity
Fiscal Years Ended January 3, 2009 and December 29, 2007

	Convertible Series 3 Preferred Stock		Convertible Series 4 Preferred Stock		Common Stock		Common Stock Warrants		Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Amount

Balance December 30, 2006	2,039.688	$856,670	526.317	$174,423	79,023,905	$113,067,867	28,549,182	$36,178,218	$(106,661,173)	$43,616,005

Common shares issued to outside consultants					150,000	118,500				118,500

Stock options issued to employees and directors						920,699				920,699

Common shares issued upon conversion of preferred shares	(2,039.688)	(856,670)	(526.317)	(174,423)	2,566,005	1,031,093				-

Common shares issued upon exercise of options					1,829,507	638,256				638,256

Net loss									(14,035,506)	(14,035,506)

Balance December 29, 2007	-	$-	-	$-	83,569,417	$115,776,415	28,549,182	$36,178,218	$(120,696,679)	$31,257,954

Common shares issued to outside consultants					455,438	243,883				243,883

Stock options issued to employees and directors						869,983				869,983

Common shares issued upon exercise of options					2,069,329	703,729				703,729

Common shares issued upon exercise of warrants					34,467	31,694	(34,467)	(17,218)		14,476

Common shares and warrants issued in private placement					9,051,310	3,256,434	4,665,874			3,256,434

Index

	Convertible Series 3 Preferred Stock		Convertible Series 4 Preferred Stock		Common Stock		Common Stock Warrants		Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Amount

										0
Reclassification of Notes Receivable from employees						(264,384)				(264,384)

Expiration and forfeiture of warrants						62,711	(125,534)	(62,711)		-

Reclassification of amounts upon sale of Christenson Electric, Inc.						(8,771)			1	(8,770)

Net loss									(34,077,050)	(34,077,050)

Balance January 3, 2009	-	$-	-	$-	95,179,961	$120,671,694	33,055,055	$36,098,289	$(154,773,728)	$1,996,255

Each share of Series 3 and Series 4 preferred stock was converted into one thousand shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements

Index

ENERGYCONNECT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 3, 2009, AND DECEMBER 29, 2007

	January 3, 2009	December 29, 2007
Cash Flows From Operating Activities:
Net loss	$(34,077,050)	$(14,035,506)
Add (deduct):
Loss on discontinued operations	11,282	9,694,727

Loss from continuing operations	(34,065,768)	(4,340,779)
Depreciation of equipment	126,028	37,071
Amortization of intangible assets	239,067	239,067
Option vesting valuation	869,983	920,699
Loss on disposal of fixed assets	3,200	-
Common stock issued for services	243,883	118,500
Impairment of intangibles	29,353,527	-

Changes in current assets and liabilities:
Restricted cash	(166,600)	(133,400)
Accounts receivable	(2,840,975)	(1,434,150)
Other current assets	(359,248)	(502,755)
Other assets	(27,701)	(33,174)
Accounts payable	2,140,448	1,555,175
Other current liabilities	4,364	(160,520)

Net cash used by continuing operations	(4,479,792)	(3,734,266)

Net cash provided by discontinued operations	379,319	1,093,837

Net cash used by operating activities	(4,100,473)	(2,640,429)

Cash flows from investing activities:
Purchases of fixed assets	(226,004)	(169,043)

Net cash (used) by continuing investing activities	(226,004)	(169,043)

Net cash used by discontinued investing activities	(534,325)	(621,721)

Net cash used by investing activities	(760,329)	(790,764)

Cash flows from financing activities:
Repayments on line of credit	(1,198)	(960)
Exercise of options and warrants	718,205	670,721
Proceeds from private placement, net of direct costs	3,256,434	(39,027)

Net cash provided by continuing financing activities	3,973,441	630,734

Net cash provided by discontinued financing activities	539,163	1,890,172

Net cash provided by financing activities	4,512,604	2,520,906

Net (decrease) in cash and cash equivalents	(348,198)	(910,287)

Cash and cash equivalents (including discontinued operations), beginning of period	758,299	2,193,308
Cash and cash equivalents (including discontinued operations), end of period	$410,101	$1,283,021

Supplemental information on interest and taxes:
Interest paid during the year	$11,538	$767,901
Income taxes paid during the year	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the Business

On September 24, 2008, our shareholders voted to change the name of the Company to EnergyConnect Group, Inc. from Microfield Group, Inc.  EnergyConnect Group, Inc. (the “Company,” “EnergyConnect,” “we,” “us,” or “our”) through its subsidiaries EnergyConnect, Inc. (“ECI”) specializes in transactions involving integration of consumers of electricity into the wholesale electricity markets.   The Company’s objective is to leverage our assets and resources and build a viable, profitable, energy and electrical services infrastructure business.

The consolidated financial statements include the accounts of EnergyConnect and its wholly owned operating subsidiary, EnergyConnect, Inc. (collectively the "Company"). The sale of Christenson Electric, Inc. closed on April 24, 2008 (Note 5).  Therefore, the operations of CEI are presented as discontinued operations in the consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company was incorporated in October 1986 as an Oregon corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Lake Oswego, Oregon.

2.  Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 53-week period ending January 3, 2009.  The Company’s last fiscal year was the 52-week period ended December 29, 2007.

Principles of Consolidation

The Consolidated Statements of Operations presented above, contain revenue and expense data of EnergyConnect Group, Inc. for the years ended January 3, 2009 and December 29, 2007.  On October 13, 2005, the Company acquired its wholly-owned subsidiary, EnergyConnect, Inc. (see Note 4).  The revenue and expense data of ECI is included in the Consolidated Statement of Operations from the acquisition date to the end of the period presented.  The sale of Christenson Electric, Inc. closed on April 24, 2008 (Note 5).  Therefore, the operations of CEI are presented as discontinued operations.  All significant inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Index

Advertising Costs

Advertising and marketing costs of $523,000 and $90,000 were expensed as incurred in each of the years ended January 3, 2009 and December 29, 2007, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation of computer equipment and software is computed using straight line or accelerated declining balance method over the estimated useful lives of the assets.  Estimated lives of three to five years are used for computer equipment and software.  The Company moved to new office space during 2008, and recorded leasehold improvements as a part of the build out of the new space.  These leasehold improvements are being amortized over the 36 month life of the office lease.

Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable.  During the year ended January 3, 2009, revenue from one major customer approximated $24,730,000 or 95.6% of sales.  During the year ended December 29, 2007, revenues from one major customer approximated 98% of sales.  This revenue is the result of multiple participating electric consumers who each executed myriad energy transactions that were aggregated and billed to the PJM Interconnection, or PJM.  The revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  Of these participants, there was one whose transactions resulted in revenue that totaled 10% or more of our revenue in the twelve months ended January 3, 2009 and two whose transactions resulted in revenue that totaled 10% or more of our revenue in the twelve months ended December 29, 2007.

At January 3, 2009 there was one customer whose accounts receivable accounted for 94% of our outstanding trade accounts receivable.  At December 29, 2007 there was one customer whose accounts receivable accounted for more than 10% of total outstanding trade accounts receivable.  We have little risk, if any, from the concentration of receivables through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  We perform limited credit evaluations of our customers and do not require collateral on accounts receivable balances.  We have not experienced any credit losses for the periods presented.   The level of revenue resulting from any single participant’s transactions may vary and the loss of any one of these participants, or a decrease in the level of revenue from transactions generated by any one of these participants, could have a material adverse impact on our financial condition and results of operations.

Revenue recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenue in 2008 was processed through the PJM Interconnection. PJM serves as the market for electrical transactions in a specific region in the United States.   Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it is a not-for-profit organization that exists to act as the market for electrical transactions.

In 2008, we revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which typically fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements were accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over the prior two years had been extremely accurate so that management believed it was appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contained the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.

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

We tested our intangibles for impairment as of the end of fiscal years 2005 through 2008. Goodwill of $106,544,871 was recorded upon the acquisition of ECI in October 2005, and represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill.  At January 3, 2009, it was determined that the remaining carrying value of goodwill generated from the 2005 transaction was impaired. The Company decided to write off the remaining carrying value of goodwill of $29,353,527. The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statements of operations.  There were no changes in the carrying value of goodwill at December 30, 2006 and December 29, 2007.

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

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the years ended January 3, 2009 and December 29, 2007 common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Index

Pension Plan Contributions

The Company made quarterly matching payments to the Microfield Group, Inc. 401(k) Retirement plan during 2008.  These payments totaled $194,000 in the year ended January 3, 2008.  No matching payments were made by the Company to its employees under this plan in the year ended December 27, 2007.

The Company, through the discontinued operating subsidiary, CEI, contributed to several Multi-Employer Pension Benefit Plans on behalf of its employees covered by a collective bargaining agreement.  During the years ended January 3, 2009 and December 29, 2007, the Company contributed approximately $1,314,000 and $3,943,000 to these plans, respectively, which was expensed as incurred.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for twelve months ended January 3, 2009 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended January 3, 2009 and December 29, 2007 was approximately $870,000 and $921,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the twelve months ended January 3, 2009 and December 29, 2007  included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred $1,702,347 and $267,391 of expenditures on research and development for the year ended January 3, 2009 and December 29, 2007, respectively.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.
Fair Value Measurement
We adopted the provisions of SFAS No. 157, “Fair Value Measurements” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS No. 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R Share Based Payment.)

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

Valuation techniques considered under SFAS No. 157 techniques are based on observable and unobservable inputs. The Standard classifies these inputs into the following hierarchy:

Level 1 inputs are observable inputs and use quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date and are deemed to be most reliable measure of fair value.

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs includes 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credits risks, default rates, and 4) market-corroborated inputs.

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

In October 2008, the FASB issued FSP Financial Accounting Standard No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP was effective immediately and clarifies the application of FASB Statement No. 157, Fair Value Measurements and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

We adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings. We did not elect the Fair Value Option as we had no financial assets or liabilities that qualified for this treatment. In the future, if we elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date. The adoption of this statement had no impact on our consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, borrowings under the revolving credit facility, and other current assets and liabilities approximate fair value because of their short-term maturity.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated financial statements.

Index

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have significant effect on its results of operations and financial condition.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

Index

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 in December 2008 and it did not have a material impact on the consolidated financial statements.

3.  Property and Equipment

Property and equipment consist of the following:

	January 3, 2009	December 29, 2007

Furniture and fixtures	$68,371	$17,475
Leasehold improvements	40,809	-
Software and computer equipment	365,095	234,796
	474,275	252,271

Less accumulated depreciation	(175,012)	(49,784)

	$299,263	$202,487

Depreciation expense included as a charge to income was $126,028 and $37,071 for the years ended January 3, 2009 and December 29, 2007, respectively.

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

Index

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

The intangible asset of $2,390,667 at the date of acquisition consisted of developed technology that is currently used within ECI.  The intangible asset acquired has an estimated useful life of ten years, and as such will be amortized monthly, over that period.  Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired.  The Company decided to write off approximately $77,191,344 of this goodwill. The write-off of the goodwill and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.  The Company tested the value of the goodwill at January 3, 2009 and concluded that there was additional impairment of the goodwill asset in ECI during the twelve months ended January 3, 2009.  After consideration of the Company’s market capitalization, a valuation of the assets using a discounted cash flow computation, and other market data, the decision was made to reduce the carrying value of the goodwill to zero.  An impairment charge of $29,353,527 was recorded against operations in the year ended January 3, 2009 (see Note 6).
5. Sale of Discontinued Operations

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

Index

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the years ended January 3, 2009 and December 29, 2007 were:

	January 3, 2009		December 29, 2007
Revenue	$		$56,842,125
Costs and expenses			66,533,852
Net loss before tax		(146,056)	(9,694,727)
Income tax provision (benefit)		-	-
Net loss		(146,057)	(9,694,727)

Net gain on disposal of CEI before tax		134,775	-
Income tax provision (benefit)		-	-
Gain on sale, net of tax		134,775	-

Loss on discontinued operation, net of tax		$(11,281)	$(9,694,727)

6.  Intangible Assets and Goodwill

As a result of our acquisition of ECI we recorded an intangible asset of $2,390,667 at the date of acquisition representing developed technology that is currently used within ECI.  The intangible asset acquired has an estimated useful life of ten years, and as such is being amortized monthly, over that period.  Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  At December 31, 2005 and January 3, 2009, it was determined in independent valuations that the goodwill generated in this transaction was impaired.  The Company decided to write off approximately $77,191,344 and $29,353,527 of this goodwill in the years ended December 31, 2005 and January 3, 2009, respectively.  The write-off of the goodwill, and the amortization of the intangible assets are included in operating expenses in the consolidated statement of operations.

Intangible assets consist of the following:

	January 3, 2009	December 29, 2007

Developed technology	$2,390,667	$2,390,667
	2,390,667	2,390,667

Less accumulated depreciation	(757,045)	(517,978)

	$1,633,622	$1,872,689

Amortization of intangible assets included as a charge to income was $239,067 and $239,067 for the years ended January 3, 2009 and December 29, 2007, respectively.  Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
2009	$239,067
2010	239,067
2011	239,067
2012	239,067
2013 and beyond	677,354
Total	$1,633,622

Index

The Company does not amortize goodwill.  As a result of the acquisition of ECI, the Company recorded goodwill in the amount of $106,544,871 during fiscal year 2005 Note 4). Goodwill of $106,544,871 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  The write-off of the goodwill is included in operating expenses in the consolidated statement of operations.  There were no changes in the carrying amount of goodwill for the year ended and December 29, 2007.

Management judgment is necessary to estimate fair value. We tested the values of our intangible assets and goodwill, both at the dates of acquisition and at specific dates annually.  Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

7.  Capital

Common Stock

We are authorized to issue up to 225,000,000 shares of common stock, no par value. At our shareholders’ meeting in June 2006, the shareholders voted to increase to total common shares authorized from 125,000,000 to 225,000,000 shares.  As of January 3, 2009 and December 29, 2007, there were 95,179,961 and 83,569,416, shares respectively, of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

On May 7, 2008, the Company entered into a private placement under which it issued 9,051,310 shares of its common stock in exchange for $3,512,000 of cash and elimination of $103,000 of payables, before direct expenses.

During the year ended January 3, 2009 the Company issued 455,438 shares of common stock to outside consultants for services rendered during 2008.  These shares were valued at $243,883, which approximated the fair value of the shares issued during the period services were completed and rendered.

There were 34,467 warrants and 2,069,329 stock options exercised for common stock in the current year.

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

Preferred Stock

We are authorized to issue up to 10,000,000 shares of Preferred Stock, no par value. The 10,000,000 shares of Preferred Stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a “series” of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. As of January 3, 2009, there were no remaining shares of any Series of preferred stock.

The terms of our previously outstanding series’ of preferred stock were as follows.

Index

Series 3 Preferred Stock

On April 3, 2004 the Company issued 3,640.803 shares of Series 3 preferred stock at $420 per share in exchange for conversion of $1,529,000 of outstanding debt. During the year ended January 3, 2009, several of the Series 3 preferred stockholders converted a total of 2,039.689 shares of Series 3 preferred stock into 2,039,689 shares of common stock.  During the year ended December 29, 2007, several of the Series 3 preferred stockholders converted a total of 1,445.210 shares of Series 3 preferred stock into 1,445,210 shares of common stock. Each share of Series 3 preferred stock was convertible into 1,000 shares of the Company’s common stock. The terms of the Series 3 preferred stock were as follows. As of January 3, 2009 and December 29, 2007, all of the shares of Series 3 Preferred stock had been converted to common.  The terms of the Series 4 preferred stock were as follows.

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

Conversion. Each holder of any share(s) of Series 3 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 3 preferred stock shall be convertible into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of a sale of our common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to us of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 3 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 3 preferred stock. The Series 3 preferred shares were originally issued in April 2004.  The Company has recorded a beneficial conversion feature of $983,017, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature was amortized over the conversion period of one year.   At January 3, 2009, there was no remaining unamortized beneficial conversion feature associated with the Series 3 preferred stock.

Voting Rights. Each holder of Series 3 preferred stock had the right to one vote for each share of Common Stock into which such Series 3 preferred stock could then be converted.

Series 4 Preferred Stock

In April and May 2004, the Company issued 4,605.265 shares of Series 4 preferred stock at $380 per share in exchange for $1,750,000 in a private placement (Note 10) from investors, some of which include certain related parties. During the year ended January 3, 2009, several of the Series 4 preferred stockholders converted a total of 526.315 shares of Series 4 preferred stock into 526,315 shares of common stock. During the year ended December 29, 2007, several of the Series 4 preferred stockholders converted a total of 3,865.790 shares of Series 4 preferred stock into 3,865,790 shares of common stock. Each share of Series 4 preferred stock was convertible into 1,000 shares of the Company’s common stock.   The terms of the Series 4 preferred stock were as follows.  As of January 3, 2009, all of the shares of Series 4 Preferred stock had been converted to common.  The terms of the Series 4 preferred stock were as follows.

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

Index

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

Conversion. Each holder of any share(s) of Series 4 preferred stock may, at the holder’s option, convert all or any part of such share(s) from time to time held by the holder into shares of common stock at any time after one year from the date of issuance. Each such share of Series 4 preferred stock shall be convertible into one thousand shares of fully-paid and non-assessable shares of common stock. Each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the consummation of a sale of our common stock in a bona fide, firm commitment, underwritten public offering under the Securities Act of 1933, as amended, which results in aggregate cash proceeds (before underwriters’ commissions and offering expenses) to us of $5,000,000 or more. In any event, if not converted to common stock, each share of Series 4 preferred stock shall automatically be converted into shares of common stock on a one-for-one thousand basis immediately upon the third anniversary of the date of issuance of the Series 4 preferred stock. The Series 4 preferred shares were originally issued in April 2004.  The Company has recorded a beneficial conversion feature of $598,684, which represents the difference between the conversion price and the fair value of the Company’s common stock on the commitment date, which was also the issuance date.  This beneficial conversion feature was amortized over the conversion period of one year.  At January 3, 2009, there was no remaining unamortized beneficial conversion feature associated with the Series 4 preferred stock.

Voting Rights. Each holder of Series 4 preferred stock had the right to one vote for each share of Common Stock into which such Series 4 preferred stock could then be converted.

8.  Private Placements

May 7, 2008 private placement

On May 7, 2008 we closed a private placement in which we issued 9,051,310 shares of common stock resulting in aggregate gross proceeds of $3,512,000 and elimination of accounts payable of $103,000.  In conjunction with this private placement, we also issued 4,525,655 five year warrants exercisable at $0.60 per share.  The proceeds of this financing were used for general working capital purposes.

The registration rights provided for the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) no later than 60 days after the closing of the transaction and have it declared effective by the SEC no later than 120 days after the closing of the transaction. The final amended registration statement was filed with the SEC on October 23, 2008 and declared effective on the same day.

The registration rights agreement had a liquidated damages provision that called for a cash payment to be issued to the investors in the event that the registration statement was not filed and declared effective within a certain period of time.  The registration statement was not declared effective by the SEC until 49 days later.  In accordance with this liquidated damages provision the Company has accrued a payable to these investors in the amount of $57,048.  As of January 3, 2009, this payment had not been made.

9.  Stock Options and Warrants

Stock Incentive  Plan

The Company has a Stock Incentive Plan (the "Plan").  At January 3, 2009 and December 29, 2007, 6,078,870 and 9,723,750 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to five years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods ranging between one and four years.

Index

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.26 - $0.94	5,802,481	3.42	$0.74	3,696,273	$0.67
$1.76 - $2.70	276,389	2.43	$2.13	198,263	$2.18
	6,078,870	3.33	$0.81	3,894,536	$0.75

A summary of the status of the Company’s Stock Incentive Plan as of January 3, 2009 and December 29, 2007 and for the years then ended is presented below:

	January 3, 2009		December 29, 2007
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of year	9,723,750	$0.54	9,057,577	$0.54
Granted at market price	162,000	.042	2,707,500	.092
Granted at other than market price
Exercised	(2,069,331)	0.34	(1,829,507)	0.35
Cancelled	(1,737,549)	0.67	(211,820)	0.41

Outstanding at end of year	6,078,870	$0.81	9,723,750	$0.69

Options exercisable at year end	3,894,536	$0.75	5,829,750	$0.55

The Company granted 77,000 and 2,706,000 options to purchase shares of the Company’s common stock to employees and directors of the Company, during the years ended January 3, 2009 and December 29, 2007, respectively.  These options are forfeited if not exercised within periods of five to ten years, and vest over periods ranging from immediately to forty-eight months starting with the month of grant.  During 2008 the Company also granted 85,000 options to purchase shares of the Company’s common stock to outside consultants.  These options were fully vested upon issuance and have a five year life.

On October 13, 2005, in conjunction with the acquisition of EnergyConnect, the Company granted 3,260,940 options at $0.32 per share to prior holders of options in the EnergyConnect, Inc. Incentive Stock Option Plan.  These options were granted with exercise dates of February 5, 2007 and February 5, 2008.  On February 5, 2007 1,342,740 of the 1,534,560 shares eligible to be exercised, were exercised. The other 191,820 were not exercised, and therefore were forfeited. Of the remaining 1,726,380 options 1,534,560 were exercised on February 5, 2008.  The remaining 191,820 were not exercised and therefore were forfeited.

On April 24, 2008, the Company closed on the agreement to sell the assets of CEI to its management.  Coincident with that closing, 525,000 options held by CEI employees and 1,297,500 options held by CEI’s President were subject to forfeiture within 60 and 90 days of the closing, respectively, if not exercised.  Before these time periods lapsed, 15,000 options were exercised by a CEI employee and 428,500 options were exercised by CEI’s President.

The weighted average per share value of options granted during the years ended January 3, 2009 and December 29, 2007 were $0.42 and $0.92 respectively.

Index

The Company computed the value of all options granted using the Black-Scholes pricing model as prescribed by SFAS No. 123 and SFAS No. 123(R).  The following ranges of assumptions were used to calculate the values of options granted during 2008 and 2007:

	January 3,	December 29,
	2009	2007
Risk-free interest rate	1.72% - 3.54%	3.42% - 4.64%
Expected dividend yield	-	-
Expected lives	5 years	5 years
Expected volatility	112% - 124%	120% - 134%

The Company also granted 85,000 options to an outside consultant for services rendered in 2008.  Compensation expenses charged to operations for stock options issued to consultants amounted to approximately $29,000 and $0 for the years ended January 3, 2009 and December 29, 2007, respectively.

Common Stock Warrants

In connection with an April 2003 common stock private placement, we issued 111,308 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.40 per share and will expire in 2008. Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the fair value of these warrants at the date of issuance was determined to be $19,832. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $48,976. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. As of December 29, 2007, the warrant holders had exercised 101,308 warrants in exchange for 101,308 shares of our common stock.  During 2008, 10,000 warrants issued in this financing were forfeited and no warrants from this issuance remain outstanding.

In September 2003, in connection with a preferred stock private placement, we issued 333,334 warrants to purchase common stock. Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008. In September 2003, in connection with a preferred stock private placement, the Company issued 333,334 warrants to purchase common stock.  Each warrant is exercisable into one share of common stock at $0.42 per share and will expire in 2008.  Subsequent to this private placement, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the warrants issued in the private placement must be recorded as a liability in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the fair value of these warrants at the date of issuance was determined to be $64,902.  At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above.  Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $139,000.  The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005.  As of December 29, 2007, the warrant holders had exercised 183,333 warrants in exchange for 183,333 shares of our common stock and 150,001 warrants remained outstanding. During the year ended January 3, 2009, the warrant holders exercised 34,467 warrants in exchange for 34,467 shares of our common stock.   During 2008, 115,534 warrants issued in this financing were forfeited and no warrants from this issuance remain outstanding.

Index

In connection with the January 22, 2004 debt issuance by Destination Capital, LLC, the Company was obligated to issue warrants to purchase the Company’s common stock.  According to the terms of the debt issuance, warrants in the amount of one percent of the Company’s fully diluted common stock were issued to the debt holders on the first day of each calendar month that the debt was outstanding.  The Company repaid this debt in April 2004, and accordingly issued 1,403,547 warrants, which was equivalent to 4% of the fully diluted common stock outstanding on that date under the terms outlined in that agreement.  Each warrant is exercisable into one share of common stock at $0.31 per share, subject to changes specified in the debt agreement, and will expire in 2008.  Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the warrants issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the aggregate fair value of these warrants, on the date each of the obligations to issue warrants arose, was determined to be $701,824.  At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above.  Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $780,373.  The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005.  As of January 3, 2009 and December 29, 2007, the warrant holders have exercised 1,403,546 warrants in exchange for 1,226,374 shares of our common stock and no warrants remain outstanding.

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC, the Company was obligated to issue warrants to purchase the Company’s common stock.  According to the terms of the debt issuance, warrants in the amount of 12.5% percent of the loan balance, outstanding on the first day of each month, were issued to the debt holders for each calendar month that the debt was outstanding.  Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009.  Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock.  This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares.  In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings.  Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513.  At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above.  Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776.  The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005.  As of January 3, 2009 and December 29, 2007, the warrant holders have exercised 1,309,616 of these warrants in exchange for 1,170,841 shares of our common stock, and 316,426 warrants remain outstanding.

On September 10, 2004, the Company entered into a Master Vehicle Lease Termination Agreement with CLLLC, under which the Company terminated its previous master vehicle lease agreement with CLLLC. Under the terms of this termination agreement, the Company was released from its obligation under the previous master vehicle lease agreement. In consideration for this release the Company issued 1,000,000 warrants to purchase the Company’s common shares, which were valued at $515,000 using the Black Scholes model. This warrant value was recorded in the Company’s consolidated balance sheet as common stock warrants, with a corresponding expense recorded in the Company’s consolidated statement of operations in the third quarter of 2004. As of January 3, 2009 and December 29, 2007, the holders of these warrants have exercised 1,000,000 warrants in exchange for 889,648 shares of the Company’s common stock.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000 (Note 8), the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of January 3, 2009 and December 29, 2007, the warrant holders have exercised 192,370 warrants, for 180,409 shares of our common stock, and 2,752,323 warrants remain outstanding.

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI (Note 4). As of January 3, 2009 and December 29, 2007, the warrant holders have not exercised any of these warrants.

Index

In June 2006, in connection with a common stock private placement, we issued 5,625,000 warrants to purchase common stock (See Note 8).  Each warrant is exercisable into one share of common stock at $3.00 per share and will expire in 2011.  As of January 3, 2009 and December 29, 2007, the warrant holders have not exercised any of these warrants.

During the twelve months ended January 3, 2009 warrant holders exercised 34,467 warrants in exchange for 34,467 shares of the Company’s common stock. All of these warrants were exercised in exchange for cash of $14,476.  A total of 125,534 warrants were forfeited during 2008. On May 7, 2008, the Company entered into a private placement under which it issued 9,051,310 shares of its common stock in exchange for cash. In conjunction with this private placement, the Company issued 4,525,655 five year warrants exercisable at $0.60 per share to investors. The Company also issued an aggregate of 140,219 5 year warrants to consultants during the year ended January 3, 2009 with exercise prices ranging from $.40 to $.60 per share.

During the twelve months ended December 29, 2007 no warrants were granted, exercised or forfeited.

10.   Debt

Operating Line of Credit

The Company has a loan facility which is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of January 3, 2009 and December 29, 2007, there was $117,257 and $118,456 outstanding, respectively, under this line.  The Company was in compliance with the terms of this line of credit at January 3, 2009.  The Company had no other term debt or loans outstanding at January 3, 2009.

11.  Segment Information

The continuing operations of this business are comprised of one line of business in the energy and demand response industry.  Therefore, no segment information disclosures are provided.

12.  Income Taxes

The provision for income taxes for the years ended January 3, 2009, and December 29, 2007 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

As of January 3, 2009, and December 29, 2007, EnergyConnect had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.  The tax benefit recorded at the statutory rate in EnergyConnect’s pre-tax loss in fiscal years 2008 and 2007 would have been approximately $4,283,213 and $4,363,892, respectively.  However, because of recognition of a full valuation allowance the effective tax rate for the Company was zero in 2008 and 2007.

Deferred tax assets are comprised of the following components:

	January 3, 2009	December 29, 2007
Current:
Allowance for doubtful accounts	$-	$74,552
Inventory allowance	-	23,100
Audit and other related costs	53,448	48,125
Other allowances	-	13,475
	53,448	159,252
Non-current:
Net operating loss carry forwards	21,213,009	18,982,051
Research and development credits	101,445	101,445
	21,314,454	19,083,496

Total deferred tax asset	21,367,902	19,242,748

Deferred tax asset valuation allowance	(21,367,902)	(19,242,748)

Net deferred tax assets	$-	$-

Index

At January 3, 2009, the Company had available net operating loss carryforwards of approximately $55,099,000 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2008 to 2027 subject to limitations of Section 382 of the Internal Revenue Code, as amended.  Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995 and the Company’s acquisitions since then.  In addition, the Company has research and development credits aggregating $101,445 for income tax purposes at January 3, 2009.  Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2008 to 2013.

13.   Net Income (Loss) Per Share

Net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of stock options, convertible preferred stock and warrants to purchase common stock.

The most significant difference between basic and diluted net income per share is that basic net income per share does not treat potentially dilutive securities such as preferred stock, stock options and warrants as outstanding.  For the years ended January 3, 2009 and December 29, 2007, the computation of net loss per share excludes the effect of stock options and warrants as they were antidilutive.  There were 6,078,870 options and 33,055,055 warrants outstanding at January 3, 2009, and 9,723,750 options and 28,549,182 warrants outstanding at December 29, 2007.

The following table presents the computation of basic and diluted losses per share:

	Year ended	Year ended
	January 3, 2009	December 29, 2007

Net loss	$34,077,051	$(14,035,506)
Basic and diluted loss per share
Continuing operations	$(0.37)	$(0.17)
Discontinued operations	$(0.00)	$(0.05)
	$(0.37)	$(0.12)

Basic weighted average common shares outstanding	91,245,072	82,536,027

Diluted weighted average common shares outstanding	91,245,072	82,536,027

Index

14.   Commitments and Contingencies

Operating lease commitments

The Company is party to three facility lease agreements and one equipment lease agreement. Following is a schedule of the Company’s annual operating lease commitments as of January 3, 2009 for the coming five years.

Year	Amount
2009	$306,492
2010	255,387
2011	148,421
2012	-
2013 and beyond	-
Total	$710,300

Rental expenses charged to operations for the year ended January 3, 2009 and December 29, 2007 were $313,686 and $135,571, respectively.

15.   Legal Proceedings

During 2008, we were contacted by FERC and asked to provide information to them as part of a non-public inquiry on the demand response markets, and our activity in our markets under the FERC tariffs.  Over a period of 8 months we provided them with the requested documentation both in paper and electronic form, and voluntarily provided them with access to certain of our employees in an effort to answer all questions put forth to us.  Our responses under the inquiry were completed on December 31, 2008, and we are currently waiting for word from FERC as to whether the inquiry is closed, or if they require further information and assistance from us.  We believe that we have complied with applicable law, although we cannot provide any assurance that FERC will not bring formal proceedings against the Company.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims other than those mentioned in this Item that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

16.  Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements during the year ended January 3, 2009, the Company incurred net losses of $34,077,050 and generated negative cash flow from operations in the amount of $4,100,473.  The Company’s current liabilities exceeded its current assets by $7,506 as of January 3, 2009.  These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

At January 3, 2009, the Company did not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. In February 2009, the Company secured additional financing that will supplement the Company’s cash needs for 2009.  While we believe this debt facility along with cash generated by operations will be adequate for the next twelve months, we may need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We may still need additional investments in order to continue operations to cash flow break even. Additional investments may being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to curtail our operations.

Index

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

17.  Subsequent Events

New CEO

The Company appointed Kevin R. Evans President and Chief Executive effective January 5, 2009.  Mr. Evans will also serve as a director on the Company’s Board of Directors.  It has not yet been determined whether Mr. Evans will serve on any board committees in his capacity as director.  During the past five years Mr. Evans has been Senior Vice President, Chief Business Officer, and Chief Financial Officer of the Electric Power Research Institute (“EPRI”), a world renowned leader in research and development in the electricity industry.  While at EPRI, Mr. Evans was instrumental in building its sales, marketing, planning and regulatory programs.  Prior to joining EPRI, Mr. Evans was the Chief Financial Officer of PlaceWare, a leading designer and producer of collaboration and meeting software.  He helped develop the company through its startup phase, raised several rounds of capital, and ultimately sold it to Microsoft.  Prior to PlaceWare, he had substantial banking and international business experience.  Mr. Evans holds an MBA in finance from San Diego State University and a dual baccalaureate in Economics and Management from Sonoma State University.

Pursuant to an employment agreement, the Company has agreed to pay Mr. Evans an annual base salary of $300,000.  Mr. Evans also received a grant of four million stock options, consistent with the Company’s approved stock option plan, with an exercise price equal to $0.12, the closing price of the Company’s stock on January 5, 2009.  In addition, and pursuant to a change of control agreement, the Company has agreed to pay Mr. Evans twelve months of severance pay upon a change of control of the Company or upon Mr. Evan’s termination without cause or his resignation for good reason.

Debt Facility

On February 26, 2009 we entered into a Business Loan Agreement, a Convertible Secured Promissory Note and Commercial Security Agreement (collectively the “Loan Agreements”) with Aequitas Commercial Finance, LLC (“Aequitas”).  Aequitas is a commercial finance company that provides loan and lease financing to companies. Aequitas is managed by Aequitas Capital Management, Inc. (“Aequitas Capital”). Aequitas Capital and its affiliates have previously provided the Companies with debt and equity financing.  William C. McCormick, the Chairman of the Board of Directors of EnergyConnect Group, Inc., is a member of the Advisory Board of Aequitas Capital.

Pursuant to the terms and conditions of the Loan Agreements, Aequitas will provide the Companies with a revolving credit facility enabling the Companies to borrow money in a maximum principal amount not to exceed $5,000,000.  The current interest rate for funds borrowed by the Companies in the first twelve (12) month term is twenty-three percent (23%) with an additional seven percent (7%) deferred interest per annum.  The accrued deferred interest shall be added to the then current principal balance of the loan at the end of the first twelve (12) month term.  The interest rate for funds borrowed in the second twelve (12) month term is thirty percent (30%).  The loan matures on January 1, 2011.  As security for this loan, the Companies granted Aequitas a first priority security interest in the assets of the Companies.  The Loan Agreements grant Aequitas the right to convert up to two-thirds (2/3rds) of unpaid principal and interest into shares of ECNG’s common stock at an exercise price of $0.09.

Index

18.  Selected Quarterly Data (UNAUDITED)

The following table sets forth selected unaudited quarterly information for the Company’s year-ended January 3, 2009 and December 29, 2007.

Quarters ended in 2008	March 29	June 28	September 27	January 3, 2009
Revenue	$7,379,000	$5,063,000	$11,641,000	$1,776,000
Gross Profit	1,192,000	763,000	5,183,000	301,000
Provision for income taxes	-	-	-	-
Basic and diluted loss per share	(0.03)	(0.02)	0.02	(0.33)

Quarters ended in 2007	March 31	June 30	September 29	December 29
Revenue	$2,600,000	$3,117,000	$4,690,000	$2,218,000
Gross Profit	432,000	616,000	2,446,000	343,000
Provision for income taxes	-	-	-	-
Basic and diluted loss per share	(0.02)	(0.01)	0.01	(0.14)

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that  evaluation our CEO and CFO concluded, as of the end of such period,  our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Our management has undergone an intensive testing process with respect to our disclosure controls and procedures measures, which includes the establishment of new internal policies related to financial reporting.

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

Index

A material weakness is a control deficiency (as defined in PCAOB Auditing Standard No. 2 and as amended by PCOAB Auditing Standard No. 5), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment of the effectiveness of our internal control over financial reporting has not identified any material weaknesses as of January 3, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

The following table sets forth information regarding our directors and executive officers as of January 3, 2009:

Name	Age	Positions
Rodney M. Boucher	65	Chief Executive Officer and Director
Randall R. Reed	52	Chief Financial Officer
Gene Ameduri	60	President of ECI and Director
William C. McCormick	75	Chairman of the Board of Directors
Gary D. Conley	48	Director
John Metcalf	58	Director
Kurt E. Yeager	69	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are six directors on our board of directors.  Those directors considered as outside directors, were compensated $500 for each board meeting held at the Company’s headquarters or other location where the director is required to travel.  Starting with the fourth quarter of 2008, outside directors were compensated for their position as directors and for their chairmanship and participation on the board committees.  Each year at the discretion of the board, directors are awarded a certain number of non-qualified stock options.  During 2008 no options were granted to board members.  Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Rodney M. Boucher joined us through the acquisition of EnergyConnect in October 2005.  He was appointed Chief Executive Officer on that date.  Prior to that date Mr. Boucher was the founder, President and CEO of EnergyConnect, Inc. from its inception in 1998 until its acquisition by us in October 2005.  Before forming EnergyConnect Mr. Boucher was Chief Executive Officer of Calpine Power Services and Senior Vice President of Calpine Corporation from 1995 to 1998.  Prior to that Mr. Boucher served as Chief Operating Officer of Citizens Power and Light and held a number of senior management positions with PacifiCorp and United Illuminating Company including Chief Information Officer, Vice President of Operations, Vice President of Power Resources, and Director of Engineering.  Mr. Boucher holds an AMP certificate from Harvard Business School, a MS in electrical engineering from Rensselaer Polytechnic University and a Bachelor of Science from Oregon State University.  Mr. Boucher is a member of several non-profit boards and a senior fellow of the American Leadership Forum.  Mr. Boucher resigned his position effective January 3, 2009.

Randall R. Reed joined us in September 2005 when he was appointed Chief Financial Officer.  Mr. Reed provided financial, accounting and SEC consulting for us from September 2002 through September 2005 through his consulting firm Reed Financial Services, which he operated from January 2001 through September 2005.  From July 1999 to January 2001, Mr. Reed was Chief Financial Officer for Dry, Inc. a consumer products company.  Mr. Reed was Chief Financial Officer and Controller of EnergyConnect Graphics, Inc., a publicly traded manufacturer of technology products from August 1985 to July 1999.  Prior to his position there he was with Coopers & Lybrand, an international public accounting firm, from 1981 to 1985. Mr. Reed is presently serving on the Board of Directors for Bio-Reaction Industries LLC.  Mr. Reed is a CPA.  Mr. Reed holds a BS in Business Administration from Southern Oregon University.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on a review of the copies of such forms received, we believe that during 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee

The Audit Committee consists of Mr. Metcalf, Mr. Yeager and Mr. McCormick.  The Board of Directors has determined that Mr. Metcalf is an “audit committee financial expert” as defined in SEC rules. The audit committee held several meetings during fiscal year 2008 coincident with the filing of SEC quarterly Forms 10-QSB and other press releases involving financial matters.  On November 29, 2007, the board approved a revised Audit Committee charter.  On August 21, 2007, Mr. Metcalf was appointed Chairman of the audit committee.  Mr. Yeager was also appointed to the audit committee on that date.  Mr. McCormick was appointed to the audit committee on October 1, 2008.

Index

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

Governance Committee

On August 21, 2007, the board of directors appointed Mr. Yeager as chairman of the Governance committee, joining  Mr. Conley, Mr. Metcalf and Mr. McCormick as members of that committee. Mr. Conley left the committee as of October 1, 2008.  The current policy requires that the governance committee consist of at least two Board Members. The governance committee had several meetings and discussions throughout 2008.  A copy of our Code of Ethics is available from us by contacting Mr. Bill Munger, c/o EnergyConnect Group, Inc., 5335 SW Meadows., Suite 325, Lake Oswego, Oregon 97035.

Compensation Committee

Our compensation committee consisted on Mr. Conley, as Chairman, Mr. Yeager and Mr. Metcalf as committee members.  All three members were appointed to their positions on November 29, 2007. The compensation committee had several meetings during the year and numerous informal meetings and discussions throughout 2008. The committee determines the compensation level, option grants and other compensation for our executive officers.

Compensation Committee Interlocks and Insider Participation

During our 2008 fiscal year, no member of our compensation committee had a position as an officer of our company.  None of the members of our compensation committee had any other relationship with us.

During the fiscal year ended January 3, 2009, one of our executive officers, Rod Boucher served as a director on the board of Solfocus, Inc. whose Chief Executive Officer, Gary Conley sat on the compensation committee of our company.  At the November 29, 2007 board of directors meeting, Mr. Conley resigned from the Compensation Committee and rejoined as chairman of that committee in October 1, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and our two other executive officers  whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for fiscal years 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

				All
				Other
			Option	Compensation
Name & Principal Position	Year	Salary ($)	Awards ($) *	($) (7)		Total ($)
Rodney M. Boucher (1)	2008	300,000	61,334	13,974		375,308
Chief Executive Officer and Director	2007	300,000	41,430	12,415		353,845
	2006	300,000	2,771	12,415		315,186

Randall R. Reed (2)	2008	208,000	61,334	1,469		270,803
Chief Financial Officer	2007	208,000	34,349	-		242,349
	2006	208,000	19,250	-		227,250

Gene Ameduri (3)	2008	200,000	43,234	6,666		249,900
President of ECI and Director	2007	200,000	16,249	5,736		221,985
	2006	200,000	1,150	5,736		206,886

John Stremel (4)	2008	180,000	25,639	224,429	(5)	430,068
Senior Vice President	2007	180,000	7,649	99,746	(5)	287,395
	2006	180,000	501	501		180,501

Index

*
Amounts represented stock-based compensation expense for fiscal year 2008 under SFAS 123R as discussed in Note 2, “Stock-Based Compensation” of the Notes to Consolidated Financial Statements included elsewhere in this annual report.

(1)
Mr. Boucher was appointed our Chief Executive Officer on October 13, 2005 and President of EnergyConnect Group, Inc. on February 27, 2008.  Mr. Boucher resigned as CEO of the Company effective  January 3, 2009, and is now a consultant to the Company.  Mr. Boucher remained on the Board of Directors.

(2)	Mr. Reed was appointed our Chief Financial Officer on September 19, 2005.

(3)	Mr. Ameduri was appointed President of ECI on October 13, 2005. Mr. Ameduri resigned from the Company effective March 6, 2009, and he remained on the Board of Directors.

(4)	Mr. Stremel was appointed Senior Vice President on October 13, 2005.

(5)
This income is the result of gains upon the exercise of non-statutory stock options received by Mr. Stremel at the acquisition date of EnergyConnect.  Mr. Stremel exercised 575,460 options in 2008 and 383,640 options in the 2007.

Employment Agreements With Named Executive Officers

As of January 3, 2009, we had not entered into employment agreements with any of our executive officers.  On January 5, 2009 the Company appointed Kevin R. Evans President and Chief Executive Officer, and a director.  Pursuant to an employment agreement we have agreed to pay Mr. Evans an annual base salary of $300,000.  Mr. Evans also received a grant of four million stock options exercisable at $0.12 per share.  Pursuant to a change in control agreement, the Company has agreed to pay Mr. Evans twelve months of severance pay upon a change in control or upon Mr. Evans termination without cause, or his resignation for good reason.

Outstanding equity awards at fiscal year-end

The following table sets forth information with respect to grants of options to purchase our common stock under our Stock Incentive Plan to the named officers as of January 3, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Rodney M. Boucher	135,417	364,583	$0.94	11/29/12
	122,396	112,604	$0.65	11/21/11

Randall R. Reed	40,625	109,375	$0.94	11/29/12
	50,781	46,719	$0.65	11/21/11
	16,667	83,333	$0.84	8/23/10

Gene Ameduri	40,625	109,375	$0.94	11/29/12
	50,781	46,719	$0.65	11/21/11

John Stremel	27,083	72,917	$0.94	11/29/12
	22,135	20,365	$0.65	11/21/11

Index

Director Compensation

During the year ended January 3, 2009, the Board of Directors voted to increase the compensation paid to independent directors.  Previous to this change, independent directors were paid $500 per formal, in-person meeting.  Meetings attended by telephone were not compensated.  Starting with the third quarter of 2008, the independent directors are to be paid quarterly, one fourth of an annual retainer.  These annual retainers were set at $40,000 for the Chairman and $20,000 for independent directors.  Each independent director is also to be compensated for his or her participation on board committees and for duties as a committee chair.  These annual retainers range from $2,000 to $3,000 for committee participation, and from $6,000 to $9,000 for chairmanship of a board committee.

The following table sets forth summary information concerning the total compensation paid to our independent directors in 2008 for services to our company.  No stock option awards were granted to directors during 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
William C. McCormick	$11,750	$-	$11,750
Gary D. Conley	$7,875	$-	$7,875
Kurt E. Yeager	$8,875	$-	$8,875
John P. Metcalf	$9,375	$-	$9,375
Phillip G. Harris (1)	$1,000	$-	$1,000

(1)  Mr. Harris resigned from the board of directors on September 1, 2008.

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

		Common Stock and Common Stock Equivalents
Five Percent Shareholders, Directors, Director Nominees and Certain Executive Officers		Equivalent Common Shares Beneficially Owned (1)	Approximate Voting Percentage (2)
(3)	Brecken Capital LLC 346 Hartshorn Dr. Short Hills, NJ 07078	7,284,579	7.7%
(4)	CCM Master Qualified Fund, Ltd.
	One North Wacker Drive, Suite 4350 Chicago, IL 60606	5,682,755	6.0%
(5)	Robert J. Jesenik 5300 Meadows Rd., Suite 400 Lake Oswego, OR 97035	7,570,230	7.9%
(6)	Rodney M. Boucher 5335 Meadows Rd., Suite 325 Lake Oswego, OR 97035	15,359,588	15.1%
(7)	Randall R. Reed 5335 Meadows Rd., Suite 325 Lake Oswego, OR 97035	244,948	*
(8)	Gene Ameduri 5335 Meadows Rd., Suite 325 Lake Oswego, OR 97035	9,649,040	9.7%
(9)	John Stremel 5335 Meadows Rd., Suite 325 Lake Oswego, OR 97035	1,057,694	1.1%
(10)	William C. McCormick 5335 Meadows Rd., Suite 325 Lake Oswego, OR 97035	2,959,792	3.0%
(11)	Gary D. Conley 5335 Meadows Rd., Suite 325 Lake Oswego, OR 97035	140,625	*
(12)	John P. Metcalf 5335 Meadows Rd., Suite 325 Lake Oswego, OR 97035	177,396	*
(13)	Kurt E. Yeager 5335 Meadows Rd., Suite 325 Lake Oswego, OR 97035	80,104	*
(14)	All directors and executive officers as a group (8 persons)	29,669,187	27.4%

*	Less than 1%

(1)
Shares to which the person or group has the right to acquire within 60 days after March 1, 2009 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(2)	Percentage is based on 95,179,961 shares of common stock outstanding as of March 1, 2009.

(3)	Includes 625,000 warrants convertible into common stock within 60 days after March 1, 2009.

Index

(4)	Includes 1,250,000 warrants convertible into common stock within 60 days after March 1, 2009.

(5)	Includes 955,654 warrants convertible into common stock within 60 days after March 1, 2009.

(6)	Includes 319,063 options and 6,128,871 warrants convertible into common stock within 60 days after March 1, 2009.

(7)	Includes 203,698 options and 13,750 warrants convertible into common stock within 60 days after March 1, 2009.

(8)	Includes 112,031 options and 3,870,138 warrants convertible into common stock within 60 days after March 1, 2009.

(9)	Includes 61,094 options and 12,500 warrants convertible into common stock within 60 days after March 1, 2009.

(10)	Includes 1,953,091options and 12,500 warrants convertible into common stock within 60 days after March 1, 2009.

(11)	Includes 121,875 options and 6,250 warrants convertible into common stock within 60 days after March 1, 2009.

(12)	Includes 83,646 options and 31,250 warrants convertible into common stock within 60 days after March 1, 2009.

(13)	Includes 80,104 options convertible into common stock within 60 days after March 1, 2009.

(14)	Includes 13,009,860 options and warrants convertible into common stock within 60 days after March 1, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors has determined that Messrs. Metcalf and Yeager are “independent” as that term is defined in Rule 4200(a) of the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to EnergyConnect Group, Inc. by RBSM LLP for professional services rendered in connection with the fiscal years ended, January 3, 2009 and December 29, 2007, respectively.

	January 3, 2009	December 29, 2007
Fee Type

Audit fees	$162,133	$162,387
Audit related fees	49,280	61,260
Tax fees	30,251	17,150
All other fees	85,900	92,243

Total fees	$327,564	$333,040

Audit fees consist of billings for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Index

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under "Audit Fees."

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

Prior to engagement of our independent auditor, such engagement is approved by our audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to our Audit Committee Charter, the independent auditors and management are required to report to our audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended January 3, 2009, were approved by our audit committee.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits included herein:

EXHIBIT INDEX

Exhibit No.	Description

2.1
Acquisition Agreement by and between Registrant and CEI Acquisition, LLC dated as of November 27, 2007 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed December 3, 2007).

2.2
First Amendment to Acquisition Agreement by and between CEI Acquisition, LLC and Registrant dated January 30, 2008 (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed February 5, 2008).

3.2	Eighth Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K filed March 21, 2005).

3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 (File No. 33-918900).

4.1	Form of Warrant to purchase shares of common stock (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed May 13, 2008).

10.1	Microfield Group, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB filed May 20, 2005).

10.2
Form of Securities Purchase Agreement dated May 7, 2008 by and among Microfield Group, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 13, 2008).

10.3
Form of Registration Rights Agreement dated May 7, 2008 by and among Microfield Group, Inc. and the purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 13, 2008).

10.4	Revolving Credit Agreement dated February 26, 2009.

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to Amendment No. 1 to Form S-1 filed on May 2, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of RBSM LLP, Registered Independent Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 25, 2009

ENERGYCONNECT GROUP, INC.

By:
Kevin R. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

Chief Executive Officer and Director
Kevin R. Evans	Date:

Chief Financial Officer and Secretary
Randall R. Reed	Date:

Chairman of the Board and Director
William C. McCormick	Date:

Director
Gene Ameduri	Date:

Director
Rodney M. Boucher	Date:

Director
Gary D. Conley	Date:

Director
John P. Metcalf	Date:

Director
Kurt E. Yeager	Date:

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 25, 2009

ENERGYCONNECT GROUP, INC.

By:	/s/Kevin R. Evans
Kevin R. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/Kevin R. Evans	Chief Executive Officer and Director
Kevin R. Evans	Date:

/s/Randall R. Reed	Chief Financial Officer and Secretary
Randall R. Reed	Date:

/s/William C. McCormick	Chairman of the Board and Director
William C. McCormick	Date:

/s/ Gene Ameduri	Director
Gene Ameduri	Date:

/s/Rodney M. Boucher	Director
Rodney M. Boucher	Date:

/s/Gary D. Conley	Director
Gary D. Conley	Date:

/s/ John P. Metcalf	Director
John P. Metcalf	Date:

/s/ Kurt E. Yeager	Director
Kurt E. Yeager	Date: