Form 10-Q
period 2009-04-04
EnergyConnect Group Inc
filed 2009-05-19
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number : 0-26226

ENERGYCONNECT GROUP, INC.
(Name of small business issuer in its charter)
Oregon	93-0935149
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
51 E. Campbell Avenue
Campbell, California 95008
(Address of principal executive offices and zip code)

(503) 419-3580
(Issuer’s telephone number)

EnergyConnect Group, Inc.
5335 SW Meadows Rd., Suite 325
Lake Oswego, Oregon  97035
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

The number of shares outstanding of the Registrant’s Common Stock as of May 15, 2009 was 95,179,961 shares.

ENERGYCONNECT GROUP, INC.

FORM 10-Q

Index

Item 1. Financial Statements
ENERGYCONNECT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4,	January 3,
	2009	2009
Current assets:	(Unaudited)
Cash and cash equivalents	$724,271	$410,101
Certificates of deposit	66,800	300,000
Accounts receivable	2,267,195	4,373,818
Other current assets	416,258	269,144
Total current assets	3,474,524	5,353,063

Property and equipment, net	288,678	299,263
Intangible assets, net (Note 5)	1,573,856	1,633,622
Other assets	70,875	70,876
	$5,407,933	$7,356,824

Current liabilities:
Accounts payable	$2,556,038	$5,116,296
Bank line of credit (Note 4)	117,263	117,257
Other current liabilities	128,539	127,016
Total current liabilities	2,801,840	5,360,569

Long-term liabilities:
Note payable, net of debt discount (Note 4)	2,167,832	-
Total long-term liabilities	2,167,832	-

Commitments and contingencies
Shareholders’ equity :
Common stock, no par value, 225,000,000 shares authorized,95,179,961 shares issued and outstanding (Note 2)	121,195,274	120,671,694
Common stock warrants (Note 3)	36,098,289	36,098,289
Accumulated deficit	(156,855,302)	(154,773,728)
Total shareholders’ equity	438,261	1,996,255
	$5,407,933	$7,356,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended
	April 4, 2009	March 29, 2008

Sales	$1,210,211	$7,379,013
Cost of goods sold	641,988	6,186,955
Gross profit	568,223	1,192,058

Operating expenses
Sales, general and administrative	2,571,003	3,102,135

Loss from operations	(2,002,780)	(1,910,077)

Other income (expense)
Interest income (expense), net	(78,794)	5,850

Loss before provision for income taxes	(2,081,574)	(1,904,227)

Provision for income taxes	-	-

Loss from continuing operations	(2,081,574)	(1,904,227)

Discontinued operations:
Loss on discontinued operations	-	(174,622)

Net loss	$(2,081,574)	$(2,078,849)

Net loss per share from continuing operations:
Basic and diluted	$(0.02)	$(0.02)
Net loss per share from discontinued operations:
Basic and diluted	$-	$(0.00)
Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Shares used in per share calculations:
Basic and diluted	95,179,961	84,746,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Cash Flows From Operating Activities:
Net loss	$(2,081,574)	$(2,078,849)
Add (deduct):
Loss on discontinued operations	-	174,622

Loss from continuing operations	(2,081,574)	(1,904,227)
Depreciation of equipment	36,421	21,993
Amortization of intangible assets	59,766	59,766
Option vesting valuation	169,245	197,424
Common stock issued for services	-	157,500
Amortization of debt discount	15,818	-

Changes in current assets and liabilities:
Restricted cash	233,200	(839,532)
Accounts receivable	2,106,623	258,122
Other current assets	(147,114)	(234,337)
Other assets	-	(5,134)
Accounts payable	(2,553,907)	2,225,652
Other current liabilities	1,521	138,249

Net cash provided (used) by continuing operations	(2,160,001)	75,476

Net cash provided by discontinued operations	-	1,623,470

Net cash provided (used) by operating activities	(2,160,001)	1,698,946

Cash flows from investing activities:
Purchases of fixed assets	(25,835)	(74,951)

Net cash used by continuing investing activities	(25,835)	(74,951)

Net cash used by discontinued investing activities	-	(462,050)

Net cash used by investing activities	(25,835)	(537,001)

Cash flows from financing activities:
Borrowings on line of credit	2,500,005	986
Exercise of options and warrants	-	562,980

Net cash provided by continuing financing activities	2,500,005	563,966

Net cash used by discontinued financing activities	-	(2,116,411)

Net cash provided (used) by financing activities	2,500,005	(1,552,445)

Net increase (decrease) in cash and cash equivalents	314,170	(390,500)

Cash and cash equivalents, beginning of period	410,101	758,299
Cash and cash equivalents, end of period	$724,271	$367,799

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$42,010	$174,591
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Debt discount	$347,986	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended April 4, 2009, are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 3, 2009 financial statements and footnotes thereto included in the Company's Form 10-K.

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

Our services provide market incentives to reduce electric demand during periods of peak demand or high prices. By shifting load from high demand periods our services improve the operating efficiency of the electrical grids and improve grid reliability. By improving grid reliability and efficiency, we also delay the need for construction of new electrical generating plants. Through higher efficiencies on the grid, lower cost of generation and improved reliability, all consumers of electricity benefit from our demand response activities.

Our customers are regional electric grid operators such as PJM, the largest electric grid in the nation, and selected electric utilities who support and sponsor demand response.  All of our current operations are in the United States with services provided in more than 25 states.  Our revenues in 2008 were $25.9 million.  Our suppliers are commercial and industrial electric energy consumers who we pay to shift, curtail and in some cases produce electric energy.

Index

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

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Campbell, California.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements during the year ended January 3, 2009, the Company incurred net losses of $34,077,050 and generated negative cash flow from operations in the amount of $4,100,473.  The Company’s current liabilities exceeded its current assets by $7,506 as of January 3, 2009.  These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.  Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and sale of its products and services, and additional equity investment in the Company.  The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

At January 3, 2009, the Company did not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. In February 2009, the Company entered into a secured debt facility that will supplement the Company’s cash needs for 2009.  While we believe our cash availability under this debt facility along with cash generated by operations will be adequate for the next twelve months, we may need to obtain additional capital in order to sustain and expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders while remaining in compliance with the terms of our debt facility. There can be no assurance that we will be successful in obtaining additional funding.

We may still need additional investments in order to continue operations to cash flow break even. Additional investments may be sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, the downturn in the U.S. stock and debt markets and the first priority lien on all of our assets granted to our secured lender could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to curtail our operations.

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to them, or is no longer incompliance with the terms of our debt facility, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Index

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending January 2, 2010.  The Company’s last fiscal year was the 53-week period ended January 3, 2009.  The Company’s first fiscal quarters in fiscal 2009 and 2008 were the 13-week periods ended April 4, 2009 and March 29, 2008, respectively.

Revenue Recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenues each year are processed through the PJM Interconnection. PJM serves as the market for electrical transactions in a specific region in the United States.  Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it is a not-for-profit organization that exists to act as the market for electrical transactions.

In 2008, we revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which typically fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements were accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over the prior two years had been extremely accurate so that management believed it was appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contained the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.  The first quarter of 2009 includes three months of revenue which is comprised of the settlement amounts from the fifth business day in February, March and April of 2009, each of which was accrued into the prior months of January, February and March of 2009.

Index

An additional source of our revenue is derived from agreements with the power grid operators whereby a monthly reserve fee is paid for our agreement to be available to provide relief in the form of curtailment of energy usage, in times of high energy demand.  We record these payments as revenue over the period during which we’re required to perform under these programs.  Under certain programs, our obligation to perform may not coincide with the period over which we receive payments under that program.  In these cases we record revenue over the mandatory performance obligation period and record a receivable for the amount of payments that will be received after that period has been completed.

 New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP 157-4 will have on the Company’s consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The implementation of these standards will have no impact on the amounts recorded in the Company’s consolidated financial statements; the standards will require additional disclosure in the Company’s notes to the consolidated financial statements.

2. Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value. As of April 4, 2009 and January 3, 2009, there were no preferred shares outstanding.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of April 4, 2009 and January 3, 2009, the Company had 95,179,961 shares of common stock issued and outstanding.  During the three month period ended April 4, 2009, the Company did not issue any shares of common stock.

3. Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At April 4, 2009 and March 29, 2008, 15,785,619 and 7,840,912 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to ten years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

Index

A total of 10,103,249 options to purchase shares of the Company’s common stock were granted to employees of the Company during the three months ended April 4, 2009.  There were 32,000 options granted to employees, directors and consultants during the three months ended March 29, 2008.  The 10,103,249 options issued to employees during the three months ended April 4, 2009 are forfeited if not exercised within ten years.  Of the options granted during the three months ended April 4, 2009, 950,000 were granted to certain management employees in exchange for permanent salary reductions instituted in March 2009.   The reductions ranged from 7% to 25% of the employees’ annual salary.  These options vest monthly over the 12 months after grant, after which they will be fully vested.  The remaining 9,153,249 options have a 12-month waiting period during which no vesting occurs.  At the end of this 12-month period, the options become 25% vested, and then vest ratably over the remaining thirty six–months of the vesting period. The weighted average per share value of all options granted in the current quarter was $0.08.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05 - $0.94	15,559,231	5.26	$0.31	3,751,940	$0.67
$1.76 - $2.70	226,388	2.15	$2.18	178,472	$2.22
	15,785,619	5.06	$0.34	3,930,411	$0.74

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 29, 2007	9,723,750	$0.54
Granted	162,000	0.42
Exercised	(2,069,331)	0.34
Cancelled or expired	(1,737,549)	0.67
Outstanding at January 3, 2009	6,078,870	$0.81
Granted	10,103,249	0.08
Exercised	-	-
Cancelled or expired	(396,500)	1.03
Outstanding at April 4, 2009	15,785,619	$0.34

The Company has computed the value of all options granted during fiscal 2009 and 2008 using the Black-Scholes pricing model as prescribed by SFAS No. 123(R).  The following assumptions were used to calculate the value of options granted during the first quarters of 2009 and 2008:

	2009	2008
Risk-free interest rate	1.85-2.25%	2.58%
Expected dividend yield	-	-
Expected life	5-10 years	5 years
Expected volatility	118%	124%

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 4, 2009 and March 29, 2008 was $169,245 and $197,424, respectively.

Index

Common Stock Warrants

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC, the Company was obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% of the loan balance, outstanding on the first day of each month, were to be issued to the debt holders for each calendar month that the debt was outstanding. Each warrant was exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan was outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. As of April 4, 2009, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock, and 316,426 warrants remain outstanding.

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with the acquisition of EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI.  As of April 4, 2009, the warrant holders have not exercised any of these warrants.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of April 4, 2009, the warrant holders have exercised 192,370 warrants, for 180,409 shares of common stock, and 2,752,323 warrants remain outstanding.

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock.  The warrants have a term of five years and an exercise price of $3.00 per share.  As of April 4, 2009, the warrant holders have not exercised any of these warrants.

On May 7, 2008, in conjunction with a private placement which resulted in gross proceeds of $3,615,000, the Company sold 9,051,310 shares of common stock at $0.40 per share, and issued warrants to purchase up to 4,525,655 shares of common stock.  The warrants have a term of five years and an exercise price of $0.60 per share.  As of April 4, 2009, the warrant holders have not exercised any of these warrants.

No warrants were exercised during the three months ended April 4, 2009.

Index

4. Debt

Operating Line of Credit

The Company has a loan facility which is an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of April 4, 2009 and January 3, 2009, there was $117,263 and $117,257 outstanding, respectively, under this line.  The Company was in compliance with the terms of this line of credit at April 4, 2009.

Convertible Note

A summary of the Company’s convertible note payable is as follows:

	April 4, 2009	January 3, 2009
Convertible note payable, interest due monthly at 30% with 23% due and payable currently with 7% deferred each month until December 31, 2009, at which time the deferred interest balance will be added to the note balance. The note is due January 1, 2011. The note is convertible into shares of the Company’s common stock at $0.091 per share, in an amount equal to two-thirds of the outstanding balance at conversion with the remaining balance due in cash.	$2,500,000	$-
Debt discount – beneficial conversion feature, net of accumulated amortization of $15,818 and $0 at April 4, 2009 and January 3, 2009, respectively.	(332,168)	-
Note payable, net of debt discount	$2,167,832	$-

On February 26, 2009 we entered into a Business Loan Agreement, a Convertible Secured Promissory Note and Commercial Security Agreement (collectively the “Loan Agreements”) with Aequitas Commercial Finance, LLC (“Aequitas”).  Aequitas is a commercial finance company that provides loan and lease financing to companies. Aequitas is managed by Aequitas Capital Management, Inc. (“Aequitas Capital”). Aequitas Capital and its affiliates have previously provided the Company with debt and equity financing.  William C. McCormick, the Chairman of the Board of Directors of EnergyConnect Group, Inc., is a member of the Advisory Board of Aequitas Capital.

Pursuant to the terms and conditions of the Loan Agreements, Aequitas will provide the Company with a revolving credit facility enabling the Company to borrow money in a maximum principal amount not to exceed $5,000,000.  The current interest rate for funds borrowed by the Company in the first twelve (12) month term is twenty-three percent (23%) with an additional seven percent (7%) deferred interest per annum.  The accrued deferred interest shall be added to the then current principal balance of the loan at the end of the first twelve (12) month term.  The interest rate for funds borrowed in the second twelve (12) month term is thirty percent (30%).  The loan matures on January 1, 2011.  As security for this loan, the Company granted Aequitas a first priority security interest in the assets of the Company.

The Loan Agreements grant Aequitas the right to convert up to two-thirds (2/3rds) of unpaid principal and interest into shares of ECNG’s common stock at an exercise price of $0.09 anytime after issuance.  In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature in the amount of $347,986 present in the convertible note equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note during the quarter ended April 4, 2009. The debt discount attributed to the beneficial conversion feature is amortized over the convertible note's maturity period (twenty-two months) as interest expense.

The Company amortized the convertible note debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense in the amount of $15,818 and $0 for the three-month period ended April 4, 2009 and March 28, 2008, respectively.

As of April 4, 2009 the balance owed on the Note was $2,500,000, and is recorded in long term debt.  The Company is current with its obligations under this Note and is in compliance with all covenants.  Other than these two obligations, there was no other interest bearing debt due by the Company at April 4, 2009.

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

Intangible assets consist of the following:

	April 4, 2009	January 3, 2009

Developed technology	$2,390,667	$2,390,667

Less accumulated amortization	(816,811)	(757,045)

	$1,573,856	$1,633,622

Amortization of intangible assets included as a charge to income was $59,767 for both of the three month periods ended April 4, 2009 and March 29, 2008.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
Twelve months ended March 2010	$239,067
Twelve months ended March 2011	239,067
Twelve months ended March 2012	239,067
Twelve months ended March 2013	239,067
Twelve months ended March 2014 and beyond	617,588
Total	$1,573,856

6. Business Concentrations

We produce revenue and therefore accounts receivable through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenues each year are processed through the PJM Interconnection. PJM serves as the market for electrical transactions in a specific region in the United States.    Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  These transactions form the basis for our revenue.

Index

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended April 4, 2009, revenue from two major customers approximated $766,000 and $338,000 or 63% and 28% of sales, respectively.  The revenue of $766,000 was the result of a transaction with a third party energy provider.  We may record additional revenue of this type in subsequent quarters.  The $338,000 of revenue is the result of multiple participating electric consumers who each executed myriad energy transactions that were aggregated and billed to the PJM Interconnection, or PJM.  That revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  These transactions form the basis for the majority of our annual revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it is a not-for-profit organization that exists to act as the market for electrical transactions.  Of these participants, there were none whose transactions resulted in revenue that totaled over 10% of our revenue in the three months ended April 4, 2009 and one whose transactions resulted in revenue that was over 10% of our revenue in the three months ended March 29, 2008.

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

In the three months ended March 29, 2008, the Company recorded a loss on discontinued operations of approximately $174,000.

8. Subsequent Event

Legal proceedings

During 2008, we were contacted by the Federal Regulatory Energy Commission (“FERC”) and asked to provide information to them as part of a non-public inquiry on the demand response markets, and our activity in our markets under the FERC tariffs.  Over a period of 8 months we provided them with the requested documentation both in paper and electronic form, and voluntarily provided them with access to certain of our employees in an effort to answer all questions put forth to us.  Our responses under the inquiry were completed on December 31, 2008.

On April 28, 2009, we were notified by FERC that they had closed the inquiry without any proposed enforcement actions or remedies.

Index

9. Fair Value Measurement

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, borrowings under the revolving credit facility, and other current assets and liabilities approximate fair value because of their short-term maturity.  The fair value of the Company’s long-term debt is approximately $2,500,000 as of April 4, 2009.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of EnergyConnect Group, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.

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

Our primary customers are regional electric grid operators such as PJM, the largest electric grid in the nation, and selected electric utilities who support and sponsor demand response.  All of our current operations are in the United States with services provided in more than 25 states.  Following a three year testing and pilot period, we began commercial operations in 2005.  Our revenues in 2008 were $25.9 million.  Our suppliers are commercial and industrial electric energy consumers who we pay to shift, curtail, bank, and in some cases produce electric energy.

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

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Campbell, California.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We produce revenue through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenues each year are processed through the PJM Interconnection. PJM serves as the market for electrical transactions in a specific region in the United States.   Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  The transactions form the basis for our revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it is a not-for-profit organization that exists to act as the market for electrical transactions.

Index

In 2008, we revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which typically fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements were accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over the prior two years had been extremely accurate so that management believed it was appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contained the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.  The first quarter of 2009 includes three months of revenue which is comprised of the settlement amounts from the fifth business day in February, March and April of 2009, each of which was accrued into the prior months of January, February and March of 2009.

An additional source of our revenue is derived from agreements with the power grid operators whereby a monthly reserve fee is paid for our agreement to be available to provide relief in the form of curtailment of energy usage, in times of high energy demand.  We record these payments as revenue over the period during which we’re required to perform under these programs.  Under certain programs, our obligation to perform may not coincide with the period over which we receive payments under that program.  In these cases we record revenue over the mandatory performance obligation period and record a receivable for the amount of payments that will be received after that period has been completed.

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

Index

We tested our intangibles for impairment as of the end of fiscal years 2005 through 2008. Goodwill of $106,544,871 was recorded upon the acquisition of ECI in October 2005, and represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. At December 31, 2005, it was determined in an independent valuation that the goodwill generated in this transaction was impaired. The Company decided to write off approximately $77,191,344 of this goodwill.  At January 3, 2009, it was determined that the remaining carrying value of goodwill generated from the 2005 transaction was impaired. The Company decided to write off the remaining carrying value of goodwill of $29,353,527. The amortization of the intangible assets is included in operating expenses in the consolidated statements of operations.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for twelve months ended January 3, 2009 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 4, 2009 and March 29, 2008 was $169,000 and $197,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the three months ended April 4, 2009 and March 29, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Index

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the three months ended April 4, 2009 and March 29, 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Concentrations

We produce revenue and therefore accounts receivable through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenues each year are processed through the PJM Interconnection. PJM serves as the market for electrical transactions in a specific region in the United States.    Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  These transactions form the basis for our revenue.

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended April 4, 2009, revenue from two major customers approximated $766,000 and $338,000 or 63% and 28% of sales.  The revenue of $766,000 was the result of a transaction with a third party energy provider.  We may record additional revenue of this type in subsequent quarters.  The $338,000 of revenue is the result of multiple participating electric consumers who each executed myriad energy transactions that were aggregated and billed to the PJM Interconnection, or PJM.  That revenue is dependent on actions taken by these third parties in conjunction with ECI, for which PJM, as our customer remits payment.  These transactions form the basis for the majority of our annual revenue.  We have little risk, if any, from the concentration of revenue through this power grid as it’s a not-for-profit organization that exists to act as the market for electrical transactions.  Of these participants, there were none whose transactions resulted in revenue that totaled over 10% of our revenue in the three months ended April 4, 2009 and one whose transactions resulted in revenue that over 10% of our revenue in the three months ended March 29, 2008.

Recent Accounting Pronouncements

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The financial information presented for the three months ended April 4, 2009 represents activity in EnergyConnect Group, Inc. its wholly-owned operating subsidiary, EnergyConnect, Inc. The financial information presented for the three months ended March 29, 2008, represents activity in ECI Group, ECI and its recently divested subsidiary Christenson Electric, Inc. whose results of operations are disclosed as discontinued operations.

Index

Sales.  The Company generates revenue mainly from demand response transactions regulated by a FERC tariff.  These include economic or price-based transactions which entail voluntary, daily opportunities to enter into transactions in the energy markets based on our customers’ responses to fluctuations in hourly energy prices.  Also included in the tariff are rules under which we recognize revenue in capacity based energy programs.  Capacity programs allow for payments to customers such as ECI based on energy availability and curtailment when required by an electric grid to stabilize the supply and demand of electricity on the grid.  The tariff also allows for other revenue opportunities in helping to meet various needs of electric grids.

Revenue for the three months ended April 4, 2009 was $1,210,000 compared to $7,379,000 for the three months ended March 29, 2008.  This decrease in year-over-year quarterly revenue in ECI is primarily a result of extremely soft electricity prices in the energy markets.  These low prices have significantly limited the number of hours during which our customers have the opportunity to shift or reduce loads in response to price.  The current quarter’s revenue was also affected by changes in the FERC tariff that regulates demand response activity.  These changes which occurred in June and November of 2008 added additional reporting requirements and changed the method of calculating payments for participating in price-based energy transactions.   The current quarter included revenue from a transaction with a third party energy provider totaling $766,000, or 63% of sales.  No transactions by any participating economic consumers generated over 10% of the Company’s total revenue for the three months ended April 4, 2009.  Transactions by one participant generated over 10% of the Company’s total revenue for the three months ended March 29, 2008.

The company revised its revenue recognition procedure at the beginning of 2008. The change necessitated the inclusion of a fourth month of revenue, or an extra $1.7 million to the first quarter 2008 revenues.  On a pro forma basis, comparing the three months of 2009 versus the same three months of 2008, revenue in the 2009 three month period was $1.2 million versus $5.7 million in the first three months of 2008.

Cost of Sales.  Cost of sales totaled $642,000 (or 53.0% of sales) for the fiscal quarter ended April 4, 2009, compared to $6,187,000 (or 83.8% of sales) for the same period in the prior year.  Cost of sales includes the payments to our participants for transactions initiated by them, partner payments and various other costs required to do business in the grids in which we operate.

Gross Profit.  Gross profit for the three months ended April 4, 2009 was $568,000 (or 47.0%) compared to $1,192,000 (or 16.2%) for the same period in 2008.  This increase in gross margin is due primarily to the recognition of $766,000 of revenue from a transaction with a third party energy provider, against which there was no cost.  Future gross profit margins may vary significantly from quarter to quarter based on the sources of revenue recognized in any particular quarter, and will also depend on the Company’s ability to sign new economic transaction contracts with participants for higher gross margins and to sustain margins in our capacity programs.

Operating Expenses.  Operating expenses were $2,571,000 (212.4% of sales) for the three months ended April 4, 2009, compared to $3,102,000 (42.0% of sales) in the three months ended March 29, 2008.  This decrease in quarter over quarter expenses is primarily due to a reduction in our employee base and to management salary reductions implemented in the first quarter 2009. The current quarter expense level compares to sequential operating expenses of $32,253,000 and $3,024,000 in the fourth and third quarters of 2008, respectively.  The operating expenses for the fourth quarter of 2008 included $29,354,000 of expense for the reduction of the carrying value of goodwill.  Without that charge the operating expense was $2,899,000 in the fourth quarter of 2008.  Included in the current quarter’s expense was $169,000 in non-cash, stock-based compensation expense.  Non-cash, stock based compensation expense totaled $197,000 in the same quarter in 2008.

Operating expenses are comprised mainly of payroll costs, facilities rent, outside services, insurance, utilities and depreciation.  Personnel costs, which include salary, payroll taxes, fringe benefits, recruiting and training totaled $1,103,000 for the three months ended April 4, 2009 compared to $1,538,000 in the three months ended March 29, 2008.  Also included in the current quarter are charges for non-recurring financing, restructuring and other consulting fees.  These charges totaled approximately $259,000 during the quarter.

Index

Interest Income / Expense, net.  Net interest expense was $79,000 for the three months ended April 4, 2009, compared to net interest income of $6,000 for the three months ended March 29, 2008.  The increase was due to approximately $65,000 of interest expense accrued in the current quarter on the new debt facility, and $15,000 of amortization of a debt discount.   The Company earns interest on available cash balances.  Interest income was $4,000 for the three months ended April 4, 2009 compared to interest income of $6,000 for the three months ended March 29, 2008.

Gain / Loss From Discontinued Operations. Discontinued operations represents a loss from the operations of the Christenson Electric electrical construction business.   On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI.  The agreement was approved by our shareholders in a vote on March 10, 2008.  The closing occurred on April 24, 2008.  The Company did not have discontinued operations in the current quarter, and recorded a loss from discontinued operations of $175,000 for the three months ended March 29, 2008.

Income Taxes.  No federal tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods.  The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under bank lines of credit.  At April 4, 2009, the Company had positive working capital of approximately $673,000 and its primary source of liquidity consisted of cash generated through cash generated from operations and its debt facility.

On February 26, 2009 we entered into a Business Loan Agreement, a Convertible Secured Promissory Note and Commercial Security Agreement (collectively the “Loan Agreements”) with Aequitas Commercial finance, LLC (Aequitas).  Pursuant to the terms and conditions of the Loan Agreements, Aequitas will provide the Company with a revolving credit facility enabling the Company to borrow money in a maximum principal amount not to exceed $5,000,000.  As security for this loan, the Companies granted Aequitas a first priority security interest in the assets of the Companies.  The Loan Agreements grant Aequitas the right to convert up to two-thirds (2/3rds) of unpaid principal and interest into shares of ECNG’s common stock at an exercise price of $0.091.

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

Accounts receivable decreased to $2,267,000 at April 4, 2009 from $4,374,000 at January 3, 2009.  The decrease was primarily due to the recurring receipt of funds from the ILR capacity program.  The receivable from the ILR program which was approximately $6 million as of the end of September 2008, will decrease ratably through the end of the second quarter of 2009.  Our remaining receivables will increase and decrease in accordance with the revenue recognized in each quarter.  The large majority of our revenue, and therefore cash and receivables, is generated through the PJM Interconnection.  PJM serves as the market for electrical transactions in a specific region in the United States.  We are members of PJM, and our relationship with this power grid is perpetual.  We have little risk, if any, from the concentration of revenue through this power grid as it is a not-for-profit organization that exists to act as the market for electrical transactions.

Property and equipment, net of depreciation decreased to $289,000 at April 4, 2009, compared to $299,000 at January 3, 2009.  This decrease was due to normal depreciation charges during the period.  The Company may capitalize purchased software in the coming quarters, but does not anticipate spending significant amounts to acquire other fixed assets for the foreseeable future.

Index

Accounts payable decreased to $2,556,000 at April 4, 2009 from $5,116,000 at January 3, 2009.  The decrease was primarily due to the recurring payment of funds to participants under the ILR capacity program.  At April 4, 2009, other than normal obligations to vendors, payables consist primarily of payment obligations to participants, not currently due, in our capacity programs and to normal monthly obligations in our economic programs.

The Company had no commitments for capital expenditures in material amounts at April 4, 2009.

As a result of our history of losses and our experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, our independent registered public accounting firm, in their report included in our January 3, 2009 Form 10-K, have expressed substantial doubt about our ability to continue as going concern.

In prior periods, we generated cash through our discontinued operating subsidiary, Christenson Electric, Inc.  This subsidiary also held a $10 million operating line of credit under which we borrowed funds against eligible accounts receivable.  The funds generated from the discontinued operations and their debt facility are no longer available to the continuing entity.  All future cash will need to be generated from the operations of EnergyConnect, our debt facility and from funds raised through future debt and equity financings should cash generated from operations and current debt facilities prove insufficient.

Management believes it has sufficient capital resources to meet projected cash flow deficits for the following twelve months.  If during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations, cash needs exceed its ability to borrow on its debt facility, or in raising sufficient capital resources, on terms acceptable to them, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.

The Company has reduced costs through two reductions in force, and through management salary reductions in the last two sequential quarters.  If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Our registered independent certified public accountants have stated in their report dated March 19, 2009, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During 2008, we were contacted by FERC and asked to provide information to them as part of a non-public inquiry on the demand response markets, and our activity in our markets under the FERC tariffs.  Over a period of 8 months we provided them with the requested documentation both in paper and electronic form, and voluntarily provided them with access to certain of our employees in an effort to answer all questions put forth to us.  Our responses under the inquiry were completed on December 31, 2008.

On April 28, 2009, we were notified by FERC that they had closed the inquiry without any proposed enforcement actions or remedies.

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 7 (Management's Discussion and Analysis of Financial Condition and Plan of Operation) of our Annual Report on Form 10-K for the year ended January 3, 2009 (the "Annual Report"), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Annual Report.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

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

Dated:   May 19, 2009

ENERGYCONNECT GROUP, INC.

By: /s/ Kevin R. Evans
Kevin R. Evans
Chief Executive Officer
(Principal Executive Officer)