Form 10-Q
period 2009-07-04
EnergyConnect Group Inc
filed 2009-08-17
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009

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

The number of shares outstanding of the Registrant’s Common Stock as of August 13, 2009 was 95,629,961 shares.

ENERGYCONNECT GROUP, INC.

FORM 10-Q

Index

Item 1. Financial Statements

ENERGYCONNECT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4,	January 3,
	2009	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$279,462	$410,101
Certificates of deposit	100,000	300,000
Accounts receivable	5,725,433	4,373,818
Other current assets	364,682	269,144
Total current assets	6,469,577	5,353,063

Property and equipment, net	305,786	299,263
Intangible assets, net (Note 5)	1,514,089	1,633,622
Other assets	75,082	70,876
	$8,364,534	$7,356,824

Current liabilities:
Accounts payable	$4,146,144	$5,116,296
Bank line of credit (Note 4)	-	117,257
Other current liabilities	316,709	127,016
Total current liabilities	4,462,853	5,360,569

Long-term liabilities:
Note payable, net of debt discount (Note 4)	2,519,131	-
Total long-term liabilities	2,519,131	-

Commitments and contingencies
Shareholders’ equity :
Common stock, no par value, 225,000,000 shares authorized, 95,629,961 and 95,179,961 shares issued and outstanding, respectively (Note 2)	121,538,513	120,671,694
Common stock warrants (Note 3)	36,098,289	36,098,289
Accumulated deficit	(156,254,252)	(154,773,728)
Total shareholders’ equity	1,382,550	1,996,255
	$8,364,534	$7,356,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Sales	$7,521,756	$5,062,682	$8,731,967	$12,441,695
Cost of goods sold	4,297,783	4,299,758	4,939,772	10,486,713
Gross profit	3,223,973	762,924	3,792,195	1,954,982

Operating expenses
Sales, general and administrative	2,310,748	3,196,204	4,879,887	6,298,320

Income (loss) from operations	913,225	(2,433,280)	(1,087,692)	(4,343,338)

Other income (expense)
Interest income (expense), net	(312,175)	13,833	(392,832)	19,683
Other income, net	-	26,763	-	26,763

Income (loss) before provision for income taxes	601,050	(2,392,684)	(1,480,524)	(4,296,892)

Provision for income taxes	-	-	-	-

Income (loss) from continuing operations	601,050	(2,392,684)	(1,480,524)	(4,296,892)

Discontinued operations:
Gain (loss) on discontinued operations	-	28,585	-	(146,057)
Gain on sale of discontinued operations	-	134,775	-	134,775

Net income (loss)	$601,050	$(2,229,324)	$(1,480,524)	$(4,308,174)

Net income (loss) per share from continuing operations:
Basic	$0.01	$(0.03)	$(0.02)	$(0.05)
Diluted	$0.01	$(0.03)	$(0.02)	$(0.05)

Net income (loss) per share from discontinued operations:
Basic	$-	$0.00	$-	$(0.00)
Diluted	$-	$0.00	$-	$(0.00)

Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.02)	$(0.05)
Diluted	$0.01	$(0.03)	$(0.02)	$(0.05)

Shares used in per share calculations:
Basic	95,491,501	90,392,194	95,335,732	87,569,489
Diluted	99,593,306	90,392,194	95,335,732	87,569,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 4, 2009	June 28, 2008
Cash Flows From Operating Activities:
Net loss	$(1,480,524)	$(4,308,174)
Add (deduct):
Loss on discontinued operations	-	11,282

Loss from continuing operations	(1,480,524)	(4,296,892)
Depreciation of equipment	72,841	52,354
Amortization of intangible assets	119,533	119,534
Stock-based compensation	414,438	471,567
Common stock issued for services	-	214,883
Amortization and write-off of debt discount	121,512

Changes in current assets and liabilities:
Certificates of deposit	200,000	(166,600)
Accounts receivable	(1,351,616)	(396,538)
Other current assets	(95,538)	(383,147)
Other assets	-	(32,566)
Accounts payable	(970,151)	681,298
Other current liabilities	189,693	20,780

Net cash used by continuing operations	(2,779,812)	(3,715,327)

Net cash provided by discontinued operations	-	379,320

Net cash used by operating activities	(2,779,812)	(3,336,007)

Cash flows from investing activities:
Purchases of fixed assets	(79,364)	(110,196)
Capitalized patent costs	(4,206)	-

Net cash used by continuing investing activities	(83,570)	(110,196)

Net cash used by discontinued investing activities	-	(534,326)

Net cash used by investing activities	(83,570)	(644,522)

Cash flows from financing activities:
Repayments on line of credit	(117,257)	(1,199)
Borrowings from debt facility, net of repayments	2,850,000	-
Exercise of options and warrants	-	568,230
Proceeds from private placement, net of direct costs	-	3,476,891

Net cash provided by continuing financing activities	2,732,743	4,043,922

Net cash provided by discontinued financing activities	-	539,163

Net cash provided by financing activities	2,732,743	4,583,085

Net increase (decrease) in cash and cash equivalents	(130,639)	602,556

Cash and cash equivalents, beginning of period	410,101	758,299
Cash and cash equivalents, end of period	$279,462	$1,360,855

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$291,998	$5,893
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Beneficial conversion feature of advances from debt facility	$452,381	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 4, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month periods ended July 4, 2009, are not necessarily indicative of the results that may be expected for the year ended January 2, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 3, 2009 financial statements and footnotes thereto included in the Company's Form 10-K.

The consolidated financial statements as January 3, 2009 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the previously issued consolidated financial statements during the year ended January 3, 2009, the Company incurred net losses of $34,077,050 and generated negative cash flow from operations in the amount of $4,100,473.  The Company incurred net losses of $1,480,524 and generated negative cash flow from operations in the amount of $2,779,812 for the six months ended July 4, 2009.  The Company’s current liabilities exceeded its current assets by $7,506 as of January 3, 2009.  These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.  Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and sale of its products and services, and additional equity investment in the Company.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Index

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to them, or is no longer in compliance with the terms of our debt facility, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending January 2, 2010.  The Company’s last fiscal year was the 53-week period ended January 3, 2009.  The Company’s second fiscal quarters in fiscal 2009 and 2008 were the 13-week periods ended July 4, 2009 and June 28, 2008, respectively.

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

In 2008, we revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which typically fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements were accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over the prior two years had been extremely accurate so that management believed it was appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contained the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.  The first quarter of 2009 includes three months of revenue which is comprised of the settlement amounts from the fifth business day in February, March and April of 2009, each of which was accrued into the prior months of January, February and March of 2009. Therefore, the six month period ended June 28, 2008 is comprised of seven months of settlement amounts and the six month period ended July 4, 2009 is comprised of six months of settlement amounts.

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

 New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards were effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our financial position or results of operations.

SFAS No. 165

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.  We adopted SFAS No. 165 for the Quarterly Report for the period ending July 4, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.  We have evaluated subsequent events through August 14, 2009 as disclosed in Note 10.

SFAS No. 166

Index

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 166 on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

2.   Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value. As of July 4, 2009 and January 3, 2009, the Company’s Series 2, Series 3 and Series 4 preferred stock had been completely converted to common shares.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of July 4, 2009 and January 3, 2009, the Company had 95,629,961 and 95,179,961 shares of common stock issued and outstanding, respectively.  During the six month period ended July 4, 2009, the Company issued an aggregate of 450,000 shares of common stock, all of which were issued to directors for their services on the Company’s board.

3.  Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At July 4, 2009 and June 28, 2008, 15,355,619 and 7,686,370 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to ten years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

Also under the Plan during the quarter ended July 4, 2009, the Company granted Restricted Stock Awards to the independent Directors of the Company’s Board of Directors in connection with their services as Directors.  These four awards granted the Directors a total of 450,000 shares of the Company’s common stock (Note 2).  The shares are restricted from transfer, except as permitted for estate planning purposes, until January 15, 2010.

Index

A total of 10,103,249 options to purchase shares of the Company’s common stock were granted to employees of the Company during the six months ended July 4, 2009.  There were 147,000 options granted to employees, directors and consultants during the six months ended June 28, 2008.  The 10,103,249 options issued to employees during the six months ended July 4, 2009 are forfeited if not exercised within ten years.  Of the options granted during the six months ended July 4, 2009, 950,000 were granted to certain management employees in exchange for permanent salary reductions instituted in March 2009.   The reductions ranged from 7% to 25% of the employees’ annual salary.  These options vest monthly over the 12 months after grant, after which they will be fully vested.  The remaining 9,153,249 options have a 12-month waiting period during which no vesting occurs.  At the end of this 12-month period, the options become 25% vested, and then vest ratably over the remaining thirty six–months of the vesting period. The weighted average per share value of all options granted in the current six months was $0.08.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05-0.94	15,129,231	5.11	$0.65	3,961,033	$0.30
$1.76-2.70	226,388	1.90	$2.21	187,847	$2.18
	15,355,619	4.88	$0.33	4,148,880	$0.72

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 29, 2007	9,723,750	$0.54
Granted	162,000	0.42
Exercised	(2,069,331)	0.34
Cancelled or expired	(1,737,549)	0.67
Outstanding at January 3, 2009	6,078,870	$0.81
Granted	10,103,249	0.08
Exercised	-	-
Cancelled or expired	(826,500)	0.82
Outstanding at July 4, 2009	15,355,619	$0.33

The Company has computed the value of all options granted during fiscal 2009 and 2008 using the Black-Scholes pricing model as prescribed by SFAS No. 123(R).  The following assumptions were used to calculate the value of options granted during the second quarter of 2008:  There were no options granted during the second quarter of 2009.

2008
Risk-free interest rate	3.54%
Expected dividend yield	-
Expected life	5 years
Expected volatility	122%

Employee stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended July 4, 2009 was $245,193 and $414,438, respectively. Employee stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 28, 2008 was $274,143 and $471,567, respectively.

Index

Common Stock Warrants

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC, the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2009. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. In accordance with EITF 00-19, the fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. As of July 4, 2009, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock, and 316,426 warrants remain outstanding.

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with the acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI.  As of July 4, 2009, the warrant holders have not exercised any of these warrants.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of July 4, 2009, the warrant holders have exercised 192,370 warrants, for 180,409 shares of common stock, and 2,752,323 warrants remain outstanding.

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock.  The warrants have a term of five years and an exercise price of $3.00 per share.  As of July 4, 2009, the warrant holders have not exercised any of these warrants.

On May 7, 2008, in conjunction with a private placement which resulted in gross proceeds of $3,615,000, the Company sold 9,051,310 shares of common stock at $0.40 per share, and issued warrants to purchase up to 4,525,655 shares of common stock.  The warrants have a term of five years and an exercise price of $0.60 per share.  As of July 4, 2009, the warrant holders have not exercised any of these warrants.

No warrants were issued, exercised, cancelled or expired during the six months ended July 4, 2009.

4.   Debt

Index

Operating Line of Credit

At January 3, 2009, the Company had a loan facility which was an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of January 3, 2009, there was $117,257 outstanding, respectively, under this line.  During the second quarter of 2009 the balance was paid and the line was closed.

Convertible Note

A summary of the Company’s convertible note payable is as follows:

	July 4, 2009	January 3, 2009
Convertible note payable, interest due monthly at 30% with 23% due and payable currently with 7% deferred each month until December 31, 2009, at which time the deferred interest balance will be added to the note balance. The note is due January 1, 2011. The note is convertible into shares of the Company’s common stock at $0.091 per share, in an amount equal to two-thirds of the outstanding balance at conversion with the remaining balance due in cash.	$2,850,000	$-
Debt discount – beneficial conversion feature, net of accumulated amortization and write-off of $121,512 and $0 at July 4, 2009 and January 3, 2009, respectively.	(330,869)	-
Note payable, net of debt discount	$2,519,131	$-

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

The Loan Agreements grant Aequitas the right to convert up to two-thirds (2/3rds) of unpaid principal and interest into shares of ECNG’s common stock at an exercise price of $0.091 anytime after issuance.  In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature in the amount of $452,381 present in the convertible note equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note during the six months ended July 4, 2009. The debt discount attributed to the beneficial conversion feature is amortized over the convertible note's maturity period (twenty-two months) as interest expense.

Index

During the six months ended July 4, 2009, total proceeds received from the convertible note was $3,250,000 and the Company repaid $400,000 of the loan. The Company amortized and wrote-off the convertible note debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense in the amount of $105,694and $121,512 for the three and six month periods ended July 4, 2009, respectively.  No debt discount was amortized in 2008.

As of July 4, 2009 the balance owed on the Note was $2,850,000, and is recorded in long term debt.  The Company is current with its obligations under this Note and is in compliance with all covenants.  Other than these two obligations, there was no other interest bearing debt due by the Company at July 4, 2009.

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

Intangible assets consist of the following:

	July 4, 2009	January 3, 2009

Developed technology	$2,390,667	$2,390,667

Less accumulated amortization	(876,578)	(757,045)

	$1,514,089	$1,633,622

Amortization of intangible assets included as a charge to income was $119,533 for both of the six month periods ended July 4, 2009 and June 28, 2008.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
Twelve months ended June 2010	$239,067
Twelve months ended June 2011	239,067
Twelve months ended June 2012	239,067
Twelve months ended June 2013	239,067
Twelve months ended June 2014 and beyond	557,821
Total	$1,514,089

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

Index

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended July 4, 2009, revenue from two customers approximated $5,693,000 and $1,066,000 or 76% and 14% of sales, respectively.  The customer from whom we recorded revenue of $5,693,000 is a grid operator.  This revenue is the result of multiple participating electric consumers that each executed myriad energy transactions in the economic market, or that are registered in capacity programs.  These economic transactions and capacity commitments were aggregated and billed to the grid operators.  That revenue is dependent on actions taken or commitments made to reduce electricity usage by these third parties in conjunction with ECI, for which the grids, as our customers, remit payments to us.  These transactions form the basis for the majority of our annual revenue.  We have little risk, if any, from the concentration of revenue through these power grids as they maintain the market for electrical transactions and capacity support for the grids.  Of these participants, there was one whose capacity commitments resulted in revenue of $1,446,000 or 19% of our revenue in the three months ended July 4, 2009 and three whose transactions resulted in revenue that totaled 10% or more (21%, 17% and 12%) of our revenue in the three months ended June 28, 2008.  For the six month period ended July 4, 2009 there were two customers whose revenues were $6,031,000 or 69% and $1,832,000 or 21% of total year to date revenue, and one participant whose capacity commitments resulted in revenue of $1,446,000 or 17% of our revenue.  For the six month period ended June 28, 2008, there was one customer whose revenue totaled 97% of our revenue, and two participants whose transactions resulted in revenue that totaled 21% and 13% of our revenue.

Revenue of $1,066,000, or 14% in the current quarter was the result of a transaction with a third party energy provider.  For the six months ended July 4, 2009, we recognized revenue of $1,832,000 from this customer, or 21% of our year to date revenue.

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

In the three and six months ended June 28, 2008, the Company recorded a gain on discontinued operations of approximately $163,000, and a loss on discontinued operations of approximately $11,000, respectively.

Index

8.   Legal Proceedings

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

On April 28, 2009, staff from FERC’s Office of Enforcement informed EnergyConnect that FERC had found our technology and business processes to be in compliance with the tariff and had closed its inquiry, without any proposed enforcement actions or remedies.

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

Index

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, borrowings under the revolving credit facility, and other current assets and liabilities approximate fair value because of their short-term maturity.  The fair value of the Company’s long-term debt is approximately $2,850,000 as of July 4, 2009.

10.   Subsequent Events

Management has performed an evaluation of subsequent events through August 14, 2009. On August 3, 2009 the Company appointed Andrew Warner Chief Financial Officer and Secretary of the Company, effective August 3, 2009.  Mr. Warner will be paid an annual salary of $175,000.  Upon his appointment, Mr. Warner received a grant of 750,000 stock options, consistent with the Company’s approved stock option plan, with an exercise price equal to $0.06.  Mr. Warner will receive an additional grant of 200,000 stock options, once a sufficient number of options become available under the Company’s stock option plan, with an exercise price equal to the closing price of the Company’s stock on the day the options become available for grant.

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

Index

In 2008, we revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.   Previously the transactions were recorded as revenue on the settlement date, which typically fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements were accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over the prior two years had been extremely accurate so that management believed it was appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contained the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.  The first quarter of 2009 includes three months of revenue which is comprised of the settlement amounts from the fifth business day in February, March and April of 2009, each of which was accrued into the prior months of January, February and March of 2009.  Therefore, the six month period ended June 28, 2008 is comprised of seven months of settlement amounts and the six month period ended July 4, 2009 is comprised of six months of settlement amounts.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for three months ended July 4, 2009 and June 28, 2008 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended July 4, 2009 and June 28, 2008 was $245,000 and $274,000, respectively.  Employee stock-based compensation expense recognized under SFAS 123(R) for the six months ended July 4, 2009 and June 28, 2008 was $414,000 and $472,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Employee stock-based compensation expense recognized in our Consolidated Statements of Operations for the three and six months ended July 4, 2009 and June 28, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Index

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the six months ended July 4, 2009 and the three and six months ended June 28, 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Concentrations

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended July 4, 2009, revenue from two customers approximated $5,693,000 and $1,066,000 or 76% and 14% of sales, respectively.  The customer from whom we recorded revenue of $5,693,000 is a grid operator.  This revenue is the result of multiple participating electric consumers that each executed myriad energy transactions in the economic market, or that are registered in capacity programs.  These economic transactions and capacity commitments were aggregated and billed to the grid operators.  That revenue is dependent on actions taken or commitments made to reduce electricity usage by these third parties in conjunction with ECI, for which the grids, as our customers, remit payments to us.  These transactions form the basis for the majority of our annual revenue.  We have little risk, if any, from the concentration of revenue through these power grids as they maintain the market for electrical transactions and capacity support for the grids.  Of these participants, there was one whose capacity commitments resulted in revenue of $1,446,000 or 19% of our revenue in the three months ended July 4, 2009 and three whose transactions resulted in revenue that totaled 10% or more (21%, 17% and 12%) of our revenue in the three months ended June 28, 2008.  For the six month period ended July 4, 2009 there were two customers whose revenues were $6,031,000 or 69% and $1,832,000 or 21% of total year to date revenue, and one participant whose capacity commitments resulted in revenue of $1,446,000 or 17% of our revenue.  For the six month period ended June 28, 2008, there was one customer whose revenue totaled 97% of our revenue, and two participants whose transactions resulted in revenue that totaled 21% and 13% of our revenue.

Revenue of $1,066,000, or 14% in the current quarter was the result of a transaction with a third party energy provider.  For the six months ended July 4, 2009, we recognized revenue of $1,832,000 from this customer, or 21% of our year to date revenue.

At July 4, 2009 and January 3, 2009 there was one customer whose accounts receivable accounted for 84% and 94% of our outstanding trade accounts receivable.  We have little risk, if any, from the concentration of receivables through our power grid customers as they maintain the various markets for electrical transactions and are pass-through entities regulating the payments between purchasers and suppliers of electricity.  We perform limited credit evaluations of our customers and do not require collateral on accounts receivable balances.  We have not experienced material credit losses for the periods presented.   The level of revenue resulting from any single participant’s transactions may vary and the loss of any one of these participants, or a decrease in the level of revenue from transactions generated by any one of these participants, could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

Index

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The financial information presented for the three and six months ended July 4, 2009 and June 28, 2008, represents activity in EnergyConnect Group, Inc. and its wholly-owned subsidiary, ECI.

Sales.  The Company generates revenue mainly from demand response transactions regulated by a FERC tariff.  These include economic or price-based transactions which entail voluntary, daily opportunities to enter into transactions in the energy markets based on our customers’ responses to fluctuations in hourly energy prices.  Also included in the tariff are rules under which we recognize revenue in capacity based energy programs.  Capacity programs allow for payments to customers such as ECI based on energy availability and curtailment when required by an electric grid to stabilize the supply and demand of electricity on the grid.  The tariff also allows for other revenue opportunities in helping to meet various needs of electric grids.  We recognize revenue from these programs ratably over the months during which our response is required.

Revenue for the three months ended July 4, 2009 was $7,522,000 compared to $5,063,000 for the three months ended June 28, 2008.  This increase in year-over-year quarterly revenue in ECI is due primarily to the inclusion of a portion of the current year revenue from a capacity program in PJM.  This revenue amounted to approximately $3 million during the current quarter.  The Company did not include any revenue from this capacity program in the three months ended June 28, 2008.  Revenue for the current quarter was comprised mainly of capacity revenue, while revenue for the prior year’s quarter was comprised mainly of economic revenue.  Electricity prices were inordinately low during the current three and six month periods, which reduced the number of opportunities for our customers to engage in economic demand response transactions.

Revenue from two customers generated 76% and 14% of the Company’s total revenue for the three months ended July 4, 2009.  There was one participant whose capacity commitments generated 19% of our revenue for the second quarter of 2009.  Revenue from one customer generated 95% of the Company’s total revenue for the three months ended June 28, 2008.  Transactions by three participants generated 21%, 17% and 12% of the Company’s total revenue for the three months ended June 28, 2008.

Revenue for the six months ended July 4, 2009 was $8,732,000 compared to $12,442,000 for the six months ended June 28, 2008.  Revenue from two customers generated 69% and 21% of the Company’s total revenue for the six months ended July 4, 2009.  There was one participant whose capacity commitments generated 14% of our revenue for the six months ended July 4, 2009.  Revenue from one customer generated 97% of the Company’s total revenue for the six months ended June 28, 2008.  For the six month period ended June 28, 2008, there was one customer whose revenue totaled 97% of our revenue, and two participants whose transactions resulted in revenue that totaled 21% and 13% of our revenue.

The company revised its accounting for reserves for collections of revenue at the beginning of 2008. The change necessitated the inclusion of a fourth month of revenue, or an extra $1.7 million to the first quarter 2008 revenues.  On a pro forma basis, comparing the six months of 2009 versus the same six months of 2008, revenue in the 2009 six month period was $8.7 million versus $11.4 million in the first six months of 2008.

Cost of Sales.  Cost of sales totaled $4,298,000 (or 57.1% of sales) for the fiscal quarter ended July 4, 2009, compared to $4,300,000 (or 84.9% of sales) for the same period in the prior year.  This increase in costs coincides with the higher levels of sales in the current year quarter, Cost of sales for the six months ended July 4, 2009 was $4,940,000 compared to $10,487,000 for the six months ended June 28, 2008.  Cost of sales includes the payments to our participants for capacity commitments made by them, and for transactions initiated by them, and various costs required to do business in the grids in which we operate.

Index

Gross Profit.  Gross profit for the three months ended July 4, 2009 was $3,224,000 (or 42.9%) compared to $763,000 (or 15.1%) for the same period in 2008.  This increase in gross margin is due to transactions with an energy partner completed in both the three and six month periods in 2009, and to high margin revenue recognized from our capacity commitments. Gross profit for the six months ended July 4, 2009 was $3,792,000 (or 43.4%) compared to $1,955,000 (or 15.7%) for the same period in 2008.

Future gross profit margins will depend on the Company’s ability to sign contracts with participants for appropriate percentages for the duration of the contract term.

Operating Expenses.  Operating expenses were $2,311,000 (30.1% of sales) for the three months ended July 4, 2009, compared to $3,196,000 (63.1% of sales) for the three months ended June 28, 2008.  This decrease in expenses is primarily due to cost reduction efforts undertaken by the Company in response to lower revenue levels.  Included in the current quarter’s expense was $245,000 in non-cash, employee stock-based compensation expense.  Non-cash, stock based compensation expense totaled $274,000 in the same quarter in 2008.  Of this amount, $94,000 of non-cash expense was due to accelerated vesting of incentive stock options for employees of CEI negotiated in the sale of the stock of CEI.  .

The percentage of operating expenses to sales for the current quarter was comparable with the prior year’s percentage of operating expenses compared to total sales in that quarter.  Operating expenses are comprised mainly of payroll costs, facilities rent, outside services, insurance, utilities and depreciation.  Personnel costs, which include salary, payroll taxes, fringe benefits, recruiting and training totaled $1,298,000 for the three months ended July 4, 2009 compared to $1,744,000 in the three months ended June 28, 2008.  Included in the current year quarter are $58,000 in planned costs associated with the consolidation of outlying offices to the Company’s headquarters in Campbell, California.

Operating expenses were $4,880,000 (64.9% of sales) for the six months ended July 4, 2009, compared to $6,298,000 (50.6% of sales) for the six months ended June 28, 2008.  The decrease is due to the Company’s cost reduction efforts.   Operating costs were also affected by the non-cash charge for employee stock-based compensation, which was $414,000 for the six months ended July 4, 2009, compared to $472,000 in the six months ended June 28, 2008.

Interest Expense.  Net interest expense was $312,000 for the three months ended July 4, 2009, compared to $14,000 of net interest income for the three months ended June 28, 2008.  Net interest expense was $393,000 for the six months ended July 4, 2009 compared to net interest income $20,000 for the six months ended June 28, 2008.  Net interest expense in 2009 is comprised mainly of interest expense incurred under the Company’s debt facility and amortization of debt discount associated with the beneficial conversion feature of the debt facility.  Interest expense on the debt facility for the three and six months ended July 4, 2009 was $208,000 and $273,000, respectively.  Debt discount amortization for the three and six months ended July 4, 2009 was $106,000 and $122,000, respectively.

Gain / Loss From Discontinued Operations. Discontinued operations represents a loss from the operations of the Christenson Electric electrical construction business.   On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI.  The agreement was approved by our shareholders in a vote on March 10, 2008.  The closing occurred on April 24, 2008.  The Company recorded a gain from discontinued operations of $29,000 for the three months ended  June 28, 2008.   The Company recorded a loss from discontinued operations of $146,000 for the six months ended June 28, 2008.  On April 24, 2008, the sale of discontinued operations was consummated, and the Company recorded a gain on the sale of discontinued operations in the amount of $135,000.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under debt facilities.  At July 4, 2009, the Company had positive working capital of approximately $2,007,000 and its primary source of liquidity consisted of cash advances under its debt facility and cash generated from operations.  Of the amounts contained in certificates of deposit, $66,800 was restricted at both July 4, 2009 and January 3, 2009.

Index

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

Accounts receivable increased to $5,725,000 at July 4, 2009 from $4,374,000 at January 3, 2009.  The increase was primarily due to the recognition of revenue and receivables from the 2009-2010 ILR capacity program.  Receivables were also affected by collections from the prior year ILR capacity receivable that was outstanding at January 3, 2009.  The receivable from the 2008-2009 ILR capacity program which was approximately $6 million as of the end of September 2008, decrease ratably through the end of the second quarter of 2009 and was paid in full as of the end of the current quarter.  Our remaining receivables will increase and decrease in accordance with the revenue recognized in each quarter.  The large majority of our revenue, and therefore cash and receivables, is generated through the PJM Interconnection.  PJM serves as the market for electrical transactions in a specific region in the United States.  We are members of PJM, and our relationship with this power grid is perpetual.  We have little risk, if any, from the concentration of revenue through this power grid as it is a not-for-profit organization that exists to act as the market for electrical transactions.

Property and equipment, net of depreciation increased to $306,000 at July 4, 2009, compared to $299,000 at January 3, 2009.  This increase was due primarily to the capitalization of software costs to produce internally used software, less normal depreciation on fixed assets.  The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.

Accounts payable decreased to $4,146,000 at July 4, 2009 from $5,116,000 at January 3, 2009.  The decrease was primarily due to the recurring payment of funds to participants under the ILR capacity program, net of increases from the current year ILR program.  At July 4, 2009, other than normal obligations to vendors, payables consist primarily of payment obligations to participants, not currently due, in our capacity programs and to normal monthly obligations in our economic programs.

The Company had no commitments for capital expenditures in material amounts at July 4, 2009.

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

Index

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and former Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that  evaluation, our CEO and former CFO concluded, as of the end of such period,  our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and accumulated and communicated to our management, including our CEO and former CFO, as appropriate to allow timely decisions regarding required disclosure.

We note that our current CFO was appointed on August 3rd, 2009 and is still in the process of reviewing our disclosure controls and procedures.

Index

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

On April 28, 2009, staff from FERC’s Office of Enforcement informed EnergyConnect that FERC had found our technology and business processes to be in compliance with the tariff and had closed its inquiry, without any proposed enforcement actions or remedies.

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

Index

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

Dated:   August 14, 2009

ENERGYCONNECT GROUP, INC.

By: /s/ Kevin R. Evans
Kevin R. Evans
Chief Executive Officer
(Principal Executive Officer)