Form 10-Q
period 2009-10-03
EnergyConnect Group Inc
filed 2009-11-12
CIK 944947

U.S. Securities  and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number : 0-26226

ENERGYCONNECT GROUP, INC.
(Name of small business issuer in its charter)
Oregon	93-0935149
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
901 Campisi Way, Suite 260
Campbell, CA  95008

(Address of principal executive offices and zip code)

(408) 370-3311
(Issuer’s telephone number)

51 E. Campbell Avenue
Campbell, California 95008
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

The number of shares outstanding of the Registrant’s Common Stock as of  November 9, 2009 was 95,629,961 shares.

ENERGYCONNECT GROUP, INC.

FORM 10-Q

Index

Item 1. Financial Statements

ENERGYCONNECT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3,	January 3,
	2009	2009
Current assets:	(Unaudited)
Cash and cash equivalents	$1,624, 975	$410,101
Certificates of deposit	100,000	300,000
Accounts receivable	10,711,799	4,373,818
Other current assets	324,285	269,144
Total current assets	12,761,059	5,353,063

Property and equipment, net	286,031	299,263
Intangible assets, net (Note 5)	1,492,609	1,633,622
Other assets	43,579	70,876
	$14,583,278	$7,356,824

Current liabilities:
Accounts payable	$10,241,733	$5,116,296
Bank line of credit (Note 4)	-	117,257
Other current liabilities	359,426	127,016
Total current liabilities	10,601,159	5,360,569

Long-term liabilities:
Note payable, net of debt discount (Note 4)	1,878,671	-
Total long-term liabilities	1,878,671	-

Commitments and contingencies
Shareholders’ equity :
Common stock, no par value, 225,000,000 shares authorized, 95,629,961 and 95,179,961 shares issued and outstanding, respectively (Note 2)	121,731,000	120,671,694
Common stock warrants (Note 3)	36,098,289	36,098,289
Accumulated deficit	(155,725,841)	(154,773,728)
Total shareholders’ equity	2,103,448	1,996,255
	$14,583,278	$7,356,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Revenues	$10,337,922	$11,641,127	$19,069,889	$24,082,822
Cost of Revenues	7,221,172	6,458,010	12,160,944	16,944,723
Gross profit	3,116,750	5,183,117	6,908,945	7,138,099

Operating expenses
Sales, general and administrative	2,245,933	3,023,904	7,125,821	9,322,224

Income (loss) from operations	870,817	2,159,213	(216,876)	(2,184,125)

Other income (expense)
Interest income (expense), net	(342,406)	(12,286)	(735,237)	7,397
Other income, net	-	16,817	-	43,580

Income (loss) before provision for income taxes	528,411	2,163,744	(952,113)	(2,133,148)

Provision for income taxes	-	-	-	-

Income (loss) from continuing operations	528,411	2,163,744	(952,113)	(2,133,148)

Discontinued operations:
Gain (loss) on discontinued operations	-	-	-	(146,057)
Gain on sale of discontinued operations	-	-	-	134,775

Net income (loss)	$528,411	$2,163,744	$(952,113)	$(2,144,430)

Net income (loss) per share from continuing operations:
Basic	$0.01	$0.02	$(0.01)	$(0.02)
Diluted	$0.01	$0.02	$(0.01)	$(0.02)
Net income (loss) per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)
Net income (loss) per share:
Basic	$0.01	$0.02	$(0.01)	$(0.02)
Diluted	$0.01	$0.02	$(0.01)	$(0.02)

Shares used in per share calculations:
Basic	95,629,961	94,684,424	95,433,808	89,941,134
Diluted	96,839,705	94,697,281	95,433,808	89,941,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash Flows From Operating Activities:
Net loss	$(952,113)	$(2,144,430)
Add (deduct):
Loss on discontinued operations	-	11,282

Loss from continuing operations	(952,113)	(2,133,148)
Depreciation of equipment	107,709	89,408
Amortization of intangible assets	179,300	179,300
Stock-based compensation	547,225	643,802
Common stock issued for services	54,000	214,883
Amortization and write-off of debt discount	281,052	-

Changes in current assets and liabilities:
Certificates of deposit	200,000	(166,600)
Accounts receivable	(6,337,981)	(5,631,745)
Other current assets	(55,141)	(412,508)
Other assets	27,298	(36,212)
Accounts payable	5,125,437	4,139,864
Other current liabilities	232,410	119,130

Net cash used by continuing operations	(590,804)	(2,993,827)

Net cash provided (used) by discontinued operations	-	379,319

Net cash used by operating activities	(590,804)	(2,614,508)

Cash flows from investing activities:
Purchases of fixed assets	(94,478)	(200,360)
Capitalized patent costs	(38,287)	-

Net cash used by continuing investing activities	(132,765)	(200,360)

Net cash used by discontinued investing activities	-	(534,325)

Net cash used by investing activities	(132,765)	(734,685)

Cash flows from financing activities:
Repayments on line of credit	(117,257)	(1,198)
Borrowings from debt facility, net of repayments	2,050,000	-
Exercise of options and warrants	5,700	718,205
Proceeds from private placement, net of direct costs	-	3,476,891

Net cash provided by continuing financing activities	1,938,443	4,193,899

Net cash provided by discontinued financing activities	-	539,163

Net cash provided by financing activities	1,938,443	4,733,062

Net increase (decrease) in cash and cash equivalents	1,214,875	1,383,869

Cash and cash equivalents, beginning of period	410,101	758,299
Cash and cash equivalents, end of period	1,624,975	2,142,168

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	300,796	8,733
Cash paid during the period for income taxes	-	-

Supplemental schedule of non-cash financing and investing activities:
Beneficial conversion feature of advances from debt facility	452,381	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 3, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month periods ended October 3, 2009, are not necessarily indicative of the results that may be expected for the year ended January 2, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 3, 2009 financial statements and footnotes thereto included in the Company's Form 10-K.

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

Our customers are regional electric grid operators such as PJM, the largest electric grid in the nation, and selected electric utilities who support and sponsor demand response.  All of our current operations are in the United States with services provided in more than 25 states.  Our revenues in 2008 were $25.9 million.  Our participants are commercial and industrial electric energy consumers, who we pay to shift, curtail and in some cases produce electric energy.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the previously issued consolidated financial statements during the year ended January 3, 2009, the Company incurred net losses of $34,077,050 and generated negative cash flow from operations in the amount of $4,100,473.  The Company incurred net losses of $952,113 and generated negative cash flow from operations in the amount of $590,804 for the nine months ended October 3, 2009.  The Company’s current liabilities exceeded its current assets by $7,506 as of January 3, 2009.  These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending January 2, 2010.  The Company’s last fiscal year was the 53-week period ended January 3, 2009.  The Company’s third fiscal quarters in fiscal 2009 and 2008 were the 13-week periods ended October 3, 2009 and September 27, 2008, respectively.

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

In 2008, we revised our accounting for reserves for collections of revenues. The revision in our reserve accounting is a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.  Previously the transactions were recorded as revenue on the settlement date, which typically fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements were accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over the prior two years had been extremely accurate so that management believed it was appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contained the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.  The first quarter of 2009 includes three months of revenue which is comprised of the settlement amounts from the fifth business day in February, March and April of 2009, each of which was accrued into the prior months of January, February and March of 2009. Therefore, the nine month period ended October 3, 2009 is comprised of nine months of settlement amounts and the nine month period ended September 27, 2008 is comprised of ten months of settlement amounts.

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

 New Accounting Requirements and Disclosures

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of October 3, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.  All references to pre-codified U.S. GAAP have been removed from this Form 10Q.

Determining Fair Value in Inactive Markets — Effective for interim and annual periods beginning after June 15, 2009, GAAP established new accounting standards for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and the identifying transactions are not orderly. The new standards apply to all fair value measurements when appropriate. Among other things, the new standards:

•	affirm that the objective of fair value, when the market for an asset is not active, is the price that would be received in a sale of the asset in an orderly transaction;

•	clarify certain factors and provide additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active;

•
provide that a transaction for an asset or liability may not be presumed to be distressed (not orderly) simply because there has been a significant decrease in the volume and level of activity for the asset or liability, rather, a company must determine whether a transaction is not orderly based on the weight of the evidence, and provide a non-exclusive list of the evidence that may indicate that a transaction is not orderly; and

•
require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and any change in valuation technique (and the related inputs) resulting from the application of the standard, including quantification of its effects, if practicable.

These new accounting standards must be applied prospectively and retrospective application is not permitted. See Note 9 for disclosure of our fair value measurements.

Financial Instruments — Effective for interim and annual periods ending after June 15, 2009, GAAP established new disclosure requirements for the fair value of financial instruments in both interim and annual financial statements. Previously, the disclosure was only required annually. We adopted the new requirements as of July 4, 2009, which resulted in no change to our accounting policies, and had no effect on our results of operations, cash flows or financial position, but did result in the addition of interim disclosure of the fair values of our financial instruments. See Note 4 for disclosure of the fair value of our debt.

Index

Subsequent Events — Effective for interim and annual periods ending after June 15, 2009, GAAP established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new requirements do not change the accounting for subsequent events; however, they do require disclosure, on a prospective basis, of the date an entity has evaluated subsequent events. We adopted these new requirements as of July 4, 2009, which had no impact on our results of operations, financial condition or cash flows.

Consolidation— Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a VIE and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

Transfers and Servicing -- Effective for interim and annual periods beginning after November 15, 2009, GAAP eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

2.	Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value. As of October 3, 2009 and January 3, 2009, the Company’s Series 2, Series 3 and Series 4 preferred stock had been completely converted to common shares.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of October 3, 2009 and January 3, 2009, the Company had 95,629,961 and 95,179,961 shares of common stock issued and outstanding, respectively.  During the nine month period ended October 3, 2009, the Company issued an aggregate of 450,000 shares of common stock, all of which were issued to directors for their services on the Company’s board.

3.	Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At October 3, 2009 and September 27, 2008, 556,234 and 6,063,870 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to ten years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

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

A total of 11,223,249 options to purchase shares of the Company’s common stock were granted to employees of the Company during the nine months ended October 3, 2009.  There were 147,000 options granted to employees, directors and consultants during the nine months ended September 27, 2008.  The 11,223,249 options issued to employees during the nine months ended October 3, 2009 are forfeited if not exercised within ten years.  Of the options granted during the nine months ended October 3, 2009, 950,000 were granted to certain management employees in exchange for permanent salary reductions instituted in March 2009.   The reductions ranged from 7% to 25% of the employees’ annual salary.  These options vest monthly over the 12 months after grant, after which they will be fully vested.  The remaining 10,273,249 options have a 12-month waiting period during which no vesting occurs.  At the end of this 12-month period, the options become 25% vested, and then vest ratably over the remaining thirty six–months of the vesting period. The weighted average per share value of all options granted in the current nine months was $0.08.

Index

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05-0.94	15,474,581	5.32	$0.28	4,114,982	$0.61
$1.76-2.70	225,346	1.61	$2.18	225,346	$2.21
	15,699,927	5.05	$0.30	4,310,228	$0.68

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 29, 2007	9,723,750	$0.54
Granted	162,000	0.42
Exercised	(2,069,331)	0.34
Cancelled or expired	(1,737,549)	0.67
Outstanding at January 3, 2009	6,078,870	$0.81
Granted	11,223,249	0.08
Exercised	-	0.00
Cancelled or expired	(1,602,192)	0.64
Outstanding at October 3, 2009	15,699,927	$0.31

The Company has computed the value of all options granted during fiscal 2009 and 2008 using the Black-Scholes pricing model. There were 1,120,000 options granted during the third quarter of 2009. The following assumptions were used to calculate the value of options granted during the third quarter of 2009 and 2008:

	2009	2008
Risk-free interest rate	3.54%	3.54%
Expected dividend yield	-	-
Expected life	5 years	5 years
Expected volatility	122%	122%

Stock-based compensation expense recognized for the three and nine months ended October 3, 2009 was $186,787 and $601,226, respectively. Employee stock-based compensation expense recognized for the three and nine months ended September 27, 2008 was $172,235 and $643,802, respectively.

Common Stock Warrants

In connection with the August 24, 2004 debt issuance by Destination Capital, LLC, the Company is obligated to issue warrants to purchase the Company’s common stock. According to the terms of the debt issuance, warrants in the amount of 12.5% of the loan balance, outstanding on the first day of each month, will be issued to the debt holders for each calendar month that the debt is outstanding. Each warrant is exercisable into one share of common stock at the lesser of $0.38 per share or the price applicable to any shares, warrants or options issued (other than options issued to employees or directors) while the loan is outstanding, and will expire in 2010. Prior to this debt issuance, the Company exercised an option to convert $1,400,000 of outstanding debt into preferred stock that is convertible into shares of common stock. This exercise, when aggregated with all other outstanding equity arrangements, resulted in the total number of common shares that could be required to be delivered to exceed the number of authorized common shares. The fair value of the 37,500 warrants initially issued in connection with the debt issuance must be recorded as a liability for warrant settlement in the financial statements using the Black-Scholes model, and any subsequent changes in the Company’s stock price to be recorded in earnings. Accordingly, the aggregate fair value of these warrants, issued prior to September 1, 2004, was determined to be $17,513. At September 1, 2004, the Company’s shareholder’s voted to increase the authorized shares available for issuance or conversion, which cured the situation described above. Accordingly, the fair value of the warrants on September 1, 2004 was determined to be $20,776. The warrant liability was reclassified to shareholders’ equity and the increase from the initial warrant value was recorded in earnings in the fiscal year ended January 1, 2005. For the months from August 1, 2004 to July 2, 2005, according to the terms of the warrant provision of the August 24, 2004 debt agreement, the Company was obligated to issue 1,626,042 additional warrants. The value of these warrants of $604,955 was added to shareholders’ equity on the consolidated balance sheet, with a corresponding expense charged to interest expense in the consolidated statement of operations. As of October 3, 2009, the holders of these warrants exercised 1,309,616 warrants in exchange for 1,170,841 shares of the Company’s common stock, and 316,426 warrants remain outstanding.

Index

On October 13, 2005, the Company issued an aggregate of 19,695,432 warrants in connection with the acquisition of acquired EnergyConnect, Inc. The Company valued the warrants using the Black-Scholes option pricing model, applying a useful life of 5 years, a risk-free rate of 4.06%, an expected dividend yield of 0%, a volatility of 129% and a fair value of the common stock of $2.17.  Total value of the warrants issued amounted $36,495,391, which was included in the purchase price of ECI.  As of October 3, 2009, the warrant holders have not exercised any of these warrants.

On October 5, 2005, in conjunction with a private placement which resulted in gross proceeds of $3,276,000, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of October 3, 2009, the warrant holders have exercised 192,370 warrants, for 180,409 shares of common stock, and 2,752,323 warrants remain outstanding.

On June 30, 2006, in conjunction with a private placement which resulted in gross proceeds of $15,000,000, the Company sold 7,500,000 shares of common stock at $2.00 per share, and issued warrants to purchase up to 5,625,000 shares of common stock.  The warrants have a term of five years and an exercise price of $3.00 per share.  As of October 3, 2009, the warrant holders have not exercised any of these warrants.

On May 7, 2008, in conjunction with a private placement which resulted in gross proceeds of $3,615,000, the Company sold 9,051,310 shares of common stock at $0.40 per share, and issued warrants to purchase up to 4,525,655 shares of common stock.  The warrants have a term of five years and an exercise price of $0.60 per share.  As of October 3, 2009, the warrant holders have not exercised any of these warrants.

No warrants were issued, exercised, cancelled or expired during the nine months ended October 3, 2009.

4.	Debt

Operating Line of Credit

At January 3, 2009, the Company had a loan facility which was an unsecured $120,000 line of credit at prime plus 3 ¾%, due on demand with interest payable monthly.  As of January 3, 2009, there was $117,257 outstanding, respectively, under this line.  During the second quarter of 2009, the balance was paid and the line was closed.

Index

Convertible Note

A summary of the Company’s convertible note payable is as follows:

	October 3, 2009	January 3, 2009
Convertible note payable, interest due monthly at 30% with 23% due and payable currently with 7% deferred each month until December 31, 2009, at which time the deferred interest balance will be added to the note balance. The note is due January 1, 2011. The note is convertible into shares of the Company’s common stock at $0.091 per share, in an amount equal to two-thirds of the outstanding balance at conversion with the remaining balance due in cash.	$2,050,000	$-
Debt discount – beneficial conversion feature, net of accumulated amortization and write-off of $281,052 and $0 at October 3, 2009 and January 3, 2009.	(171,329)	-
Note payable, net of debt discount	$1,878,671	$-

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

The Loan Agreements grant Aequitas the right to convert up to two-thirds (2/3rds) of unpaid principal and interest into shares of ECNG’s common stock at an exercise price of $0.091 anytime after issuance.  The Company recognized an imbedded beneficial conversion feature in the amount of $452,381 present in the convertible note equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note during the nine months ended October 3, 2009. The debt discount attributed to the beneficial conversion feature is amortized over the convertible note's maturity period (twenty-two months) as interest expense.

During the nine months ended October 3, 2009, total proceeds received from the convertible note was $3,250,000 and the Company repaid $1,200,000 of the loan. The Company amortized and wrote-off the convertible note debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense in the amount of $105,694 and $281,052 for the three and nine month periods ended October 3, 2009, respectively.  No debt discount was amortized in 2008.

As of October 3, 2009 the balance owed on the Note was $2,050,000, and is recorded in long term debt.  The Company is current with its obligations under this Note and is in compliance with all covenants.  Other than this obligation, there was no other interest bearing debt due by the Company at October 3, 2009.

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

Intangible assets consist of the following:

	October 3, 2009	January 3, 2009

Developed technology (including patents)	$2,428,954	$2,390,667

Less accumulated amortization	(936,345)	(757,045)

	$1,492,609	$1,633,622

Amortization of intangible assets included as a charge to income was $179,300 for both of the nine month periods ended October 3, 2009 and September 27, 2008.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
Twelve months ended September 2010	$239,487
Twelve months ended September 2011	239,487
Twelve months ended September 2012	239,487
Twelve months ended September 2013	239,487
Twelve months ended September 2014 and beyond	534,661
Total	$1,492,609

6.	Business Concentrations

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

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended October 3, 2009, revenue from one customer, whom is a grid operator, approximated $9,479,000 or 92% of total revenue. This revenue is the result of multiple participating electric consumers that each executed myriad energy transactions in the economic market, or that are registered in capacity programs.  These economic transactions and capacity commitments were aggregated and billed to the grid operators.  That revenue is dependent on actions taken or commitments made to reduce electricity usage by these third parties in conjunction with ECI, for which the grids, as our customers, remit payments to us.  These transactions form the basis for the majority of our annual revenue.  We have little risk, if any, from the concentration of revenue through these power grids as they maintain the market for electrical transactions and capacity support for the grids.

Index

For the three months ended October 3, 2009, there were no participants whose transactions resulted in revenue that totaled more than 10% of our revenue.  During the three months ended September 27, 2008, there was one customer who generated 96% of the Company’s revenue and one participant whose transactions generated 13% of the Company’s total revenue.

For the nine month period ended October 3, 2009, one customer generated 91% of the Company’s total revenues.  There were no participants whose capacity commitments generated more than 10% of our revenues.  For the nine month period ended September 27, 2008, there was one participant whose capacity commitments generated 13% of the Company’s total revenue.

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

Index

9.	Fair Value Measurement

Fair Value Measurements under GAAP clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments

Valuation techniques considered are based on observable and unobservable inputs. The Standard classifies these inputs into the following hierarchy:

Level 1 inputs are observable inputs and use quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date and are deemed to be most reliable measure of fair value.

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs includes 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, default rates, and 4) market-corroborated inputs.

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

This statement permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings. We did not elect the Fair Value Option as we had no financial assets or liabilities that qualified for this treatment. In the future, if we elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date. The adoption of this statement had no impact on our consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, borrowings under the revolving credit facility, and other current assets and liabilities approximate fair value because of their short-term maturity.  The fair value of the Company’s long-term debt is approximately $2,050,000 as of October 3, 2009.

10.	Subsequent Events

Management has reviewed and evaluated material subsequent events from the balance sheet date of October 3, 2009 through the financial statements issue date of November 12, 2009.  All appropriate subsequent disclosures, if any, have been made in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Index

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

Index

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

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Form 10-Q.

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

In 2008, we revised our accounting for reserves for collections of revenues. The revision in our reserve accounting was a result of improvements in our ability to accurately estimate collections, which is based upon historical trends and timely and accurate information.  Previously the transactions were recorded as revenue on the settlement date, which typically fall 45-70 days after the transaction date from which the revenue is derived, because management believed that without an established history for this source of revenue, and the potential for disputes, that the settlement date, on which both parties agree to the amount of revenue to recognize, was the most conservative and appropriate date to use.  For periods beginning with the first quarter of 2008 and forward, revenue from these settlements were accrued into the prior month instead of recognizing revenue as the settlement amounts were received.  The record of these settlement amounts being realized over the prior two years had been extremely accurate so that management believed it was appropriate to accrue the settlement amounts into the prior month.  This revision in our reserve accounting resulted in an extra month of revenue being recorded in the first quarter of 2008.  This first quarter of 2008 contained the payment received in January of 2008 (which was not accrued into December) and the settlement amounts from the fifth business day in February, March and April of 2008, each of which was accrued into the prior months of January, February and March of 2008.  The first quarter of 2009 includes three months of revenue which is comprised of the settlement amounts from the fifth business day in February, March and April of 2009, each of which was accrued into the prior months of January, February and March of 2009.  Therefore, the nine month period ended September 27, 2008 is comprised of ten months of settlement amounts and the nine month period ended October 3, 2009 is comprised of nine months of settlement amounts.

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

We measure the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with GAAP, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, we have one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired, an impairment charge is recorded in accordance with GAAP.

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

Stock-Based Compensation

In accordance with GAAP regarding “Share-Based Payment,” (which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values), we are using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.

Stock-based compensation expense recognized for the three months ended October 3, 2009 and September 27, 2008 was approximately $187,000 and $172,000, respectively.  Employee stock-based compensation expense recognized for the nine months ended October 3, 2009 and September 27, 2008 was approximately $601,000 and $644,000, respectively.

GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Previously, we accounted for stock-based awards to employees and directors using the intrinsic value method.  Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the three and nine months ended October 3, 2009 and September 27, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with pro forma provisions and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We are using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for our pro forma information required. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the nine months ended October 3, 2009 and the nine months ended September 27, 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Index

Concentrations

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended October 3, 2009, revenue from one customer, whom is a grid operator, approximated $9,479,000 or 92% of total revenue. This revenue is the result of multiple participating electric consumers that each executed myriad energy transactions in the economic market, or that are registered in capacity programs.  These economic transactions and capacity commitments were aggregated and billed to the grid operators.  That revenue is dependent on actions taken or commitments made to reduce electricity usage by these third parties in conjunction with ECI, for which the grids, as our customers, remit payments to us.  These transactions form the basis for the majority of our annual revenue.  We have little risk, if any, from the concentration of revenue through these power grids as they maintain the market for electrical transactions and capacity support for the grids.

For the three months ended October 3, 2009, there were no participants whose transactions resulted in revenue that totaled more than 10% of our revenue.  During the three months ended September 27, 2008, there was one customer who generated 96% of the Company’s revenue and one participant whose transactions generated 13% of the Company’s total revenue.

For the nine month period ended October 3, 2009, one customer generated 91% of the Company’s total revenues.  There were no participants whose capacity commitments generated more than 10% of our revenues.  For the nine month period ended September 27, 2008, there was one participant whose capacity commitments generated 13% of the Company’s total revenue.

At October 3, 2009 and January 3, 2009 there was one customer whose trade accounts receivable balance represented 80% and 94% of our outstanding trade accounts receivable respectively.

We have little risk, if any, from the concentration of revenues and receivables through our power grid customers as they maintain the various markets for electrical transactions and are pass-through entities regulating the payments between purchasers and suppliers of electricity.  We perform limited credit evaluations of our power grid customers and do not require collateral on accounts receivable balances. We have not experienced material credit losses for the periods presented.

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

Results of Operations

The financial information presented is for the three and nine months ended October 3, 2009 and September 27, 2008, represents activity in EnergyConnect Group, Inc. and its wholly-owned subsidiary, ECI.

Revenue.

The Company generates revenue mainly from demand response transactions regulated by a FERC tariff.  These transactions include economic or price-based programs and capacity programs.

Index

Economic or price-based programs entail voluntary, daily opportunities to enter into transactions in the energy markets based on our customers’ responses to fluctuations in hourly energy prices.

Capacity programs allow for payments to partners such as ECI based on energy availability and curtailment when required by an electric grid to stabilize the supply and demand of electricity on the grid.  Also included in the FERC tariff are rules under which we recognize revenue in capacity based energy programs.

The FERC tariff also allows for other revenue opportunities in helping to meet various needs of electric grids.  We recognize revenue from these programs ratably over the months during which our response is required.

Three months ended October 3, 2009 compared to Three months ended September 27, 2008.

Revenue for the three months ended October 3, 2009 was approximately $10,338,000 compared to $11,641,000 for the three months ended September 27, 2008, a reduction of approximately $1,303,000 or (11%).

The reduction in revenues of approximately $1,303,000 is primarily attributable to a change in the revenue recognition pattern for the PJM ILR capacity program arising from a change in the terms of and administration of the program by PJM. For the three months ended October 3, 2009 approximately 75% of the annual revenue for the program was included in the period, the other 25% being recognized in revenues during the second quarter which ended on July 4, 2009. For the three months ended September 27, 2008, approximately 100% of the annual revenue for the program was included in the period.

For the three months ended October 3, 2009, one customer generated 92% the Company’s total revenue, no other customer generated more than 10% of the Company’s total revenue. For the three months ended September 27, 2008, one customer generated 96% of the Company’s total revenue, no other customer generated more than 10% of the Company’s total revenue.

For the three months ended October 3, 2009, there were no participants whose capacity commitments generated more than 10% of the Company’s total revenue. For the three months ended September 27, 2008, there was one participant whose capacity commitments generated 13% of the Company’s total revenue.

Nine months ended October 3, 2009 compared to Nine months ended September 27, 2008.

Revenue for the nine months ended October 3, 2009 was approximately $19,070,000 compared to approximately $24,083,000 for the nine months ended September 27, 2008, a reduction of $5,013,000 or (21%).

The reduction in revenues of approximately $5,013,000 is primarily attributable to the nine month period ended September 27, 2008, being comprised of ten months settlement amounts and the nine month period ended October 3, 2009, being comprised of nine months of settlement amounts as described in the Critical Accounting Policies.

For the nine months ended October 3, 2009 and the nine months ended September 27, 2008, approximately 100% of the annual revenues for the PJM ILR capacity program are included in the period.

For the nine months ended October 3, 2009, one customer generated 91% the Company’s total revenue, no other customer generated more than 10% of the Company’s total revenue. For the nine months ended September 27, 2008, one customer generated 96% of the Company’s total revenue, no other customer generated more than 10% of the Company’s total revenue.

For the nine months ended October 3, 2009, there were no participants whose capacity commitments generated more than 10% of the Company’s total revenue. For the nine months ended September 27, 2008, there was one participant whose capacity commitments generated 13% of the Company’s total revenue.

Index

Cost of Revenues.

Three months ended October 3, 2009 compared to three months ended September 27, 2008.

Cost of revenues for the three months ended October 3, 2009 was approximately $7,221,000 compared to $6,458,000 for the three months ended September 27, 2008, an increase of approximately $763,000 or (12%).

Nine months ended October 3, 2009 compared to nine months ended September 27, 2008.

Cost of revenues for the nine months ended October 3, 2009 was approximately $12,161,000 compared to $16,945,000 for the nine months ended September 27, 2008, a reduction of approximately $4,784,000 or (28%).

Cost of revenues includes the payments to our participants for capacity commitments made by them, and for transactions initiated by them, and various costs required to do business in the grids in which we operate.

Gross Profit.

Three months ended October 3, 2009 compared to Quarter ended September 27, 2008.

Gross profit for the three months ended October 3, 2009 was approximately $3,117,000 or (30% of revenues) compared to approximately $5,183,000 or (45% of revenues) for the three months ended September 27, 2008, a reduction of $2,066,000 or (40%).

The reduction in gross profit is primarily attributable to lower revenues and to an overall lower gross margin percentage. The reduction in gross margin percentage from 45% to 30% is primarily attributable to the change in the mix of capacity and economic programs.

Nine months ended October 3, 2009 compared to Nine months ended September 27, 2008.

Gross profit for the nine months ended October 3, 2009 was approximately $6,909,000 or (36% of revenues) compared to $7,138,000 or (30% of revenues) for the same period in 2008, representing a reduction in gross profit of $229,000 or (3%).

The reduction in gross profit is primarily attributable to lower revenues which have been partially offset by an overall higher gross margin percentage. The increase in gross margin percentage to 36% of revenues in 2009 from 30% of revenues in 2008 is primarily attributable to the change in the customer mix and the mix of capacity and economic programs.

Future gross profit margins will depend on the Company’s ability to sign contracts with participants for appropriate percentages for the duration of the contract term.

Operating Expenses.

Three months ended October 3, 2009 compared to Three months ended September 27, 2008.

Operating expenses for the three months ended October 3, 2009, were approximately $2,246,000 compared to approximately $3,024,000 for the three months  ended September 27, 2008, a reduction of approximately $778,000 or (25.7%)

This reduction in operating expenses was primarily attributable to, lower personnel costs of approximately $700,000, and lower professional services costs of approximately $100,000.

The reduction in personnel costs of approximately $700,000 which was primarily attributable to lower headcount and a decrease in the use of temporary labor.

Included in the reduction of personnel costs was the impact of a increase in the non-cash charge for employee stock-based compensation, which was approximately $187,000 for the three months ended October 3, 2009, compared to $172,000 for the nine months ended September 27, 2008, a increase of approximately $15,000 or (9%).

Index

Nine months ended October 3, 2009 compared to Nine months ended September 27, 2008.

Operating expenses for the nine months ended October 3, 2009 were approximately $7,126,000 for the nine months ended October 3, 2009, compared to approximately $9,322,000 for the nine months ended September 27, 2008, a reduction of approximately $2,196,000 or (23.6%)

This reduction in operating expenses was primarily attributable to, lower personnel costs of approximately $1,600,000, lower advertising and marketing costs of approximately $400,000, lower professional services costs of approximately $100,000 and lower other costs of $100,000.

The reduction in personnel costs of approximately $1,600,000 represented a 27% reduction in these costs, which was primarily attributable to lower headcount and a decrease in the use of temporary labor.

Included in the reduction of personnel costs was the impact of a reduction in the non-cash charge for employee stock-based compensation, which was approximately $601,000 for the nine months ended October 3, 2009, compared to $644,000 for the nine months ended September 27, 2008, a reduction of approximately $43,000 or (7%).

Interest Expense.

Three months ended October 3, 2009 compared to three months ended September 27, 2008.

 Net interest expense was $342,000 for the three months ended October 3, 2009 compared to net interest expense $12,000 for the three months ended September 27, 2008.

Nine months ended October 3, 2009 compared to Nine months ended September 27, 2008.

Net interest expense was $735,000 for the nine months ended October 3, 2009, compared to $7,000 of net interest income for the nine months ended September 27, 2008.

Net interest expense in 2009 is comprised mainly of interest expense incurred under the Company’s debt facility and amortization of debt discount associated with the beneficial conversion feature of the debt facility.  Interest expense on the debt facility for the three and nine months ended October 3, 2009 was $185,000 and $458,000 respectively.  Debt discount amortization for the three and nine months ended October 3, 2009 was $160,000 and $281,000, respectively.

Gain / Loss From Discontinued Operations.

Discontinued operations represents a loss from the operations of the Christenson Electric electrical construction business.   On November 29, 2007, our board of directors signed an agreement to sell all of the shares of our wholly-owned subsidiary Christenson Electric, Inc. to a corporation formed by the management of CEI.  The agreement was approved by our shareholders in a vote on March 10, 2008.  The closing occurred on April 24, 2008.  The Company recorded a gain from discontinued operations of $29,000 for the three months ended June 28, 2008.  The Company recorded a loss from discontinued operations of $146,000 for the nine months ended September 27, 2008.  On April 24, 2008, the sale of discontinued operations was consummated, and the Company recorded a gain on the sale of discontinued operations in the amount of $135,000.

Index

Income Taxes.

No federal tax benefit from loss carryback was recorded in either year as there was no income tax paid in the open loss carryback periods.  The Company has provided a full valuation allowance on its net deferred tax asset.

Liquidity and Capital Resources

Since inception, the Company has financed its operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under debt facilities.  At October 3, 2009, the Company had positive working capital of approximately $2,160,000 and its primary source of liquidity consisted of cash advances under its debt facility and cash generated from operations.  Of the amounts contained in certificates of deposit, $66,800 was restricted at both October 3, 2009 and January 3, 2009.

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

Accounts receivable increased to $10,712,000 at October 3, 2009 from $4,374,000 at January 3, 2009.  The increase was primarily due to the recognition of revenue and receivables from the 2009-2010 ILR capacity program.  Receivables were also affected by collections from the prior year ILR capacity receivable that was outstanding at January 3, 2009.  The receivable from the 2008-2009 ILR capacity program which was approximately $6 million as of the end of September 2008, decreased  ratably through the end of the second quarter of 2009 and was paid in full as of the end of the current quarter.  Our remaining receivables will increase and decrease in accordance with the revenue recognized in each quarter.  The large majority of our revenue, and therefore cash and receivables, is generated through the PJM Interconnection.  PJM serves as the market for electrical transactions in a specific region in the United States.  We are members of PJM, and our relationship with this power grid is perpetual.  We have little risk, if any, from the concentration of revenue through this power grid as it is a not-for-profit organization that exists to act as the market for electrical transactions.

Property and equipment, net of depreciation, decreased to $286,000 at October 3, 2009, compared to $299,000 at January 3, 2009.  This decrease was due primarily to the capitalization of software costs to produce internally used software, less normal depreciation on fixed assets.  The Company does not anticipate spending significant amounts to acquire fixed assets for the foreseeable future.

Accounts payable increased to $10,242,000 at October 3, 2009 from $5,116,000 at January 3, 2009.  The increase was primarily due to the accrual of participant payments to match recognition of expenses associated with the PJM ILR capacity program with the recognition of revenue and receivables.  At October 3, 2009, other than normal obligations to vendors, payables consist primarily of payment obligations to participants, not currently due, in our capacity programs and to normal monthly obligations in our economic programs.

The Company had no material commitments for capital expenditures at October 3, 2009.

As a result of our history of losses and our experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, our independent registered public accounting firm, in their report included in our January 3, 2009 Form 10-K, have expressed substantial doubt about our ability to continue as going concern.

Index

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

Inflation

In the opinion of management, inflation will not have a significant impact on the Company’s financial condition and results of its operations.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

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

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Index

The Company held its annual shareholders’ meeting on July 28, 2009. There were present at the meeting in person or by proxy shareholders of the Corporation who were the holders of 61,092,167 (64.4%), shares of Common Stock entitled to vote thereat constituting a quorum. There were three proposals upon which shareholders were asked to vote.

•	Election of directors.
•
To approve the restatement of EnergyConnect’s 2004 Stock Incentive Plan to make amendments and updates as necessary to comply with recent changes in applicable laws and provide flexibility for employee compensation; and

•	To transact such other business as may properly come before the Annual Meeting and any adjournment or adjournments thereof.

The following nominees were elected by the following vote count.

	Votes For	Votes Withheld
William C. McCormick	46,575,227	14,516,940
Rodney M. Boucher	48,421,809	12,670,358
John P. Metcalf	60,481,744	610,423
Kurt E. Yeager	60,720,026	372,141
Gary D. Conley	60,469,852	622,315
Kevin R. Evans	60,463,190	628,977

On April 1, 2009, Gene Ameduri tendered his resignation from the Company’s board of directors.

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

Dated:   November 12, 2009

ENERGYCONNECT GROUP, INC.

By: /s/ Kevin R. Evans
Kevin R. Evans
Chief Executive Officer
(Principal Executive Officer)