Form 10-K/A
period 2010-01-02
EnergyConnect Group Inc
filed 2010-05-04
CIK 944947

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.   ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:         ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of April 23, 2010 was 95,546,978 shares.

EN ERGYCONNECT GROUP, INC.
FORM 10-K/A INDEX

EXPLANATORY NOTE

Index

EXPLANATORY NOTE

This Amendment No. 1 to Registrant’s annual report on Form 10-K for the fiscal year ended January 2, 2010 is being filed in order to submit the information required to be included in Part III thereof within the time period required by General Instruction G(3) to Form 10-K and to file certain exhibits.

We use the terms “EnergyConnect,” the “Company,” “we,” “us” and “our” in this Form 10-K/A to refer to the business of EnergyConnect Group, Inc. and its subsidiary.

PART III

IT EM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding our directors and executive officers as of January 2, 2010:

Name	Age	Positions
Kevin R. Evans	52	President, Chief Executive Officer and Director
Andrew C. Warner	47	Chief Financial Officer
John P. Stremel	64	Chief Technology Officer and Vice President, Grid Operations
D. Jay Crookston	51	Vice President, Sales
William F. Munger	49	Chief of Staff and Vice President, Human Resources
Joseph A. Bugica	44	Vice President, Product Management and Strategy
Richard J. Quattrini	49	Vice President, Marketing and Business Development
William C. McCormick	76	Chairman of the Board of Directors
Rodney M. Boucher	66	Director
Gary D. Conley	49	Director
John P. Metcalf	59	Director
Kurt E. Yeager	70	Director

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

Kevin R. Evans was elected President, Chief Executive Officer and a director in January 2009. Prior to starting at EnergyConnect, Mr. Evans was Senior Vice President, Chief Business Officer and Chief Financial Officer of the Electric Power Research Institute, a leader in research and development in the electricity industry, from July 2003 to July 2008. From November 1999 to July 2003, Mr. Evans was the Chief Financial Officer of PlaceWare, Inc., a leading designer and producer of collaboration and meeting software, acquired by Microsoft Corporation in 2003. Mr. Evans also served as VP Finance and Operations and CFO for Sequel, Inc., a VC-funded MBO of Memorex’s disc drive business, which was subsequently sold to Solectron Corporation. Mr. Evans also served as CFO for Madge Networks N.V. and has held a number of finance and management positions at Merisel Inc., Kerr Glass Manufacturing Corp., Wells Fargo Bank, N.A. and ARA Services Inc. Mr. Evans holds an MBA in finance from San Diego State University and a dual bachelors degree in Economics and Management from Sonoma State University. Mr. Evans is qualified to serve as a director due to his in-depth knowledge of the Company as its President and Chief Executive Officer.

Andrew C. Warner joined us in August 2009 when he was appointed Chief Financial Officer.  Prior to that date, Mr. Warner was an independent consultant to emerging technology companies. From September 2005 to July 2007, Mr. Warner served as CFO of SmartDisk Corporation, a leading provider of storage solutions, which was sold to Verbatim in 2007. From August 2003 to September 2005, Mr. Warner was co-founder and Chief Executive Officer of Zio Corporation, a digital consumer electronics company sold to SmartDisk Corporation in 2005. From May 1999 to August 2003, Mr. Warner served as Chief Financial Officer of SCM Microsystems, a publically held company in the security and consumer products market. Mr. Warner also served as Executive Vice President of the Consumer Products division as well as President of SCM Microsystems' North American operations. Prior to that, Mr. Warner held senior finance positions at Dazzle Inc. and Madge Networks N.V.  Mr. Warner is an Associate Member of the Chartered Institute of Management Accounts (UK) and holds a BA with honors from Humberside University.

Index

John P. Stremel, Chief Technology Officer and Vice President, Grid Operations, joined us in August 2005 as a vice president and oversees the design and implementation of software and hardware services for EnergyConnect. Mr. Stremel is responsible for a range of functions, including software design, systems implementation, curtailment scheduling, bidding, baseline load calculations, price monitoring, notifications, and settlement processes. He also serves as the agent on behalf of customers if they desire to implement prearranged strategies through EnergyConnect in the demand response markets. From 1997 to 2005, Mr. Stremel led the software development for Automated Power Exchange, Inc., a major privately-owned power exchange that served several of the most active trading markets in the U.S. and Europe. Mr. Stremel holds a bachelor’s degree from San Diego State University in Economics and Statistics and a master’s degree from the Carnegie Mellon University Graduate School of Industrial Administration.

D. Jay Crookston, Vice President, Sales, joined us in March 2009 and brings over 25 years of expertise in creating and implementing proven sales management processes and practices to drive sustainable and scalable growth to EnergyConnect. Since April 2006, Mr. Crookston has also served as Sales and Marketing Partner for H2Opod, Inc., a manufacturer of innovative water toy. From September 2004 to July 2005, Mr. Crookston served as the Chief Marketing and Strategy Officer of VoEx, Inc., a provider of voice over IP services. From September 2002 to June 2003, Mr. Crookston was Vice President of Sales at PlaceWare, Inc., which was sold to Microsoft Corporation in 2003. Mr. Crookston has an MBA from Northwestern University’s Kellogg Graduate School of Management and an undergraduate degree in General Management from Purdue University.

William F. Munger, Chief of Staff and Vice President, Human Resources, joined us in September 2006. He has over twenty years of corporate human resources experience in a variety of industries, including energy, high-tech and environmental sectors. Mr. Munger served as human resources manager for a worldwide supply chain organization and a sales and marketing group at Intel Corp. from June 2000 to September 2006.  Prior to Intel, Mr. Munger was Director of Human Resources for Safety-Kleen Corporation, a high-growth environmental company.  Mr. Munger holds a Bachelor of Business from Western Illinois University and an MBA from Northwestern University’s Kellogg Graduate School of Management.

Joseph A. Bugica joined us in March 2009 as Vice President, Product Management and Strategy, and oversees the development of EnergyConnect’s technology and solutions. Mr. Bugica brings over 20 years of energy industry knowledge and commercial experience. Between December 2007 and March 2009, Mr. Bugica worked as an independent marketing and energy consultant. He served as Vice President of Marketing and a company officer at Electric Power Research Institute from September 2005 to December 2007. Prior to that, Mr. Bugica led sales and business development activities at General Electric from June 1998 to September 2005. Mr. Bugica received a BS in Mechanical Engineering from Cornell University and an MBA from University of Chicago, Booth School of Business.

Richard J. Quattrini, Vice President, Marketing and Business Development, joined us in June 2007. Mr. Quattrini came to EnergyConnect with over 20 years of experience in sales and marketing in the semiconductor equipment industry. Prior to joining EnergyConnect, Mr. Quattrini was at KLA-Tencor, where he managed a sales team dedicated to serving their largest corporate account from October 2002 to January 2007 and led marketing efforts for KLA-Tencor’s critical dimension (CD) metrology division from May 1995 to October 2002, where he was instrumental in driving growth of CD metrology products into new geographies and market segments. Mr. Quattrini earned a bachelor’s of science degree from Rochester Institute of Technology and a master’s degree in Engineering Management from the University of Massachusetts at Amherst.

William C. McCormick joined us in January 2004 as Interim Chief Executive Officer and resigned that post in November 2004.  Prior to coming to us, Mr. McCormick was Chief Executive Officer of Precision Castparts, Corp., a publicly traded aerospace company, from August 1994 to August 2002. He also served as the Chairman of the board of directors there from October 1994 to August 2003. Mr. McCormick joined Precision Castparts in April 1985. Prior to Precision Castparts, Mr. McCormick spent 32 years at General Electric in various businesses, including GE Aircraft Engines, Carboloy Systems, Distribution Equipment, and Industrial Electronics. Mr. McCormick serves on the board of directors of Viasystems Group Inc., a publicly traded manufacturer of printed circuit boards and electro-mechanical solutions, and Merix Corporation, a publicly traded manufacturer of high performance interconnect products. He serves on the boards of several other “for profit” and non-profit companies. Mr. McCormick holds a BS in Mathematics from the University of Cincinnati. Mr. McCormick is qualified to serve as our Chairman of the Board based on his experience serving on the boards of other public companies.

Rodney M. Boucher joined us through the acquisition of EnergyConnect in October 2005. He was appointed Chief Executive Officer on that date and resigned his position effective January 3, 2009. Prior to that, Mr. Boucher was the founder, President and CEO of EnergyConnect, Inc. from its inception in 1998 until its acquisition by us in October 2005. Before forming EnergyConnect, Mr. Boucher was Chief Executive Officer of Calpine Power Services and Senior Vice President of Calpine Corporation from 1995 to 1998. Prior to that, Mr. Boucher served as Chief Operating Officer of Citizens Power and Light and held a number of senior management positions with PacifiCorp and United Illuminating Company, including Chief Information Officer, Vice President of Operations, Vice President of Power Resources, and Director of Engineering. Mr. Boucher is a member of the board of several non-profit entities and chairs the Concordia University Foundation Board. Mr. Boucher holds an AMP certificate from Harvard Business School, a MS in electrical engineering from Rensselaer Polytechnic University and a Bachelor of Science from Oregon State University. Mr. Boucher is a senior fellow of the American Leadership Forum and IEEE. Mr. Boucher is qualified to serve as a director due to the in-depth knowledge he has gained in the Company’s business as its former Chief Executive Officer.

Gary D. Conley was elected as a director in December 2005.  Mr. Conley is currently the Chairman of the Board of SolFocus, a concentrator of solar technology founded to commercialize advanced concentrator solar technology.  Mr. Conley was CEO of GuideTech, a manufacturer of semiconductor test equipment from July 2003 to February 2005.  Prior to that, Mr. Conley was Senior Vice President in charge of the Memory Test Division at Credence Corporation, a manufacturer of semiconductor test equipment, from May 1993 to November 1996.  Mr. Conley was President of EPRO, a manufacturer of semiconductor test equipment from January 1990 to May 1993, at which time the business was sold to Credence.  Mr. Conley has been an active investor in early-stage, advanced technology companies.  He sits on the boards of several companies. Mr. Conley is qualified to serve as a director based on his experience in the field of clean energy.

John P. Metcalf was elected as a director in June 2007.  Since November 2002, Mr. Metcalf has been a CFO Partner with Tatum LLC, the largest executive services and consulting firm in the United States. Mr. Metcalf has 18 years of experience as a CFO, most recently at ESI, a provider of high-technology manufacturing equipment to the global electronics market. Prior to ESI, Mr. Metcalf served as CFO for Siltronic, WaferTech, Siltec Corporation, and OKI Semiconductor. Mr. Metcalf began his career at AMD, where he worked for eleven years in a number of finance managerial positions including Director and Controller of North American Operations. Mr. Metcalf also currently serves on the Board of Directors and is Chairman of the Audit Committee for ParkerVision (NASDAQ:PRKR). Mr. Metcalf holds both an MBA in Finance and a BS in Marketing from the University of California at Berkeley. Mr. Metcalf is qualified to serve as a director due to his extensive background in finance.

Kurt E. Yeager was elected as a director in May 2007.  Mr. Yeager has more than 30 years of experience in the energy industry and energy research and was the past President and Chief Executive Officer of the Electric Power Research Institute (“EPRI”), the national collaborative research and development organization for electric power.  Under Mr. Yeager's leadership, EPRI evolved from a non-profit electric power research institute into a family of companies encompassing collaborative and proprietary R&D as well as technical solution applications for the electricity enterprise in the U.S. and over 40 other countries.  As CEO, Mr. Yeager also led the electricity enterprise-wide collaborative development of the landmark Electricity Technology Roadmap, and the Electricity Sector Framework for the Future.   Mr. Yeager also served as the director of Energy R&D Planning for the EPA Office of Research.  Prior to that, he was with the MITRE Corporation as associate head of the Environmental Systems Department.  Mr. Yeager holds a BA in Chemistry from Kenyon College and an MS in Physics from University of California, Davis. Mr. Yeager also completed postgraduate studies at the Wharton School of Business and a teaching assistantship in nuclear chemistry at Ohio State University. Mr. Yeager is a Fellow of the American Society of Mechanical Engineering. Mr. Yeager is qualified to serve as a director based on his extensive experience in the energy field.

Index

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Andrew C. Warner has not yet filed Forms 4 or 5 to report the grant of an option to purchase 200,000 shares on September 17, 2009.

John P. Stremel, D. Jay Crookston, William F. Munger and Richard J. Quattrini have not yet filed Forms 3, 4 or 5 covering ownership of securities of the Company.

Except as set forth above, based on a review of the copies of such forms received, we believe that during 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Business Conduct and Ethics will be available on our website www.energyconnectinc.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on the website. The information that appears on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Audit Committee

The Audit Committee consists of Mr. Metcalf, Mr. Yeager and Mr. McCormick.  The Board of Directors has determined that Mr. Metcalf is an “audit committee financial expert” as defined in SEC rules. The Audit Committee held several meetings during fiscal year 2009 coincident with the filing of SEC quarterly Forms 10-QSB and other press releases involving financial matters. On August 21, 2007, Mr. Metcalf was appointed Chairman of the Audit Committee.  Mr. Yeager was also appointed to the Audit Committee on that date.  Mr. McCormick was appointed to the Audit Committee on October 1, 2008. On February 19, 2010, the Board of Directors approved a revised Audit Committee charter.

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

Nominating and Governance Committee

On August 21, 2007, the Board of Directors appointed Mr. Yeager as chairman of the Nominating and Governance Committee, along with Mr. Metcalf and Mr. McCormick as members of that committee. The current policy requires that the Nominating and Governance Committee consist of at least two Board members. The Nominating and Governance Committee had several meetings and discussions throughout 2009.

Compensation Committee

Our Compensation Committee consists of Mr. Conley, as Chairman, Mr. Yeager and Mr. Metcalf.  All three members were appointed to their positions on November 29, 2007. The Compensation Committee had several meetings during the year and numerous informal meetings and discussions throughout 2009. The committee determines the compensation level, option grants and other compensation for our executive officers.

Compensation Committee Interlocks and Insider Participation

During our 2009 fiscal year, no member of our Compensation Committee had a position as an officer of our Company.  None of the members of our Compensation Committee had any other relationship with us.

Index

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

COMPENSATION DISCUSSION & ANALYSIS

Overview

This Compensation Discussion & Analysis provides information about our compensation program for our “named executive officers,” including the material elements of the compensation awarded during fiscal year 2009 to or earned by our named executive officers.  Our named executive officers for fiscal year 2009 consist of our chief executive officer and our two other most highly compensated executive officers for fiscal year 2009 who were serving as executive officers at the end of fiscal year 2009. The named executive officers for fiscal year 2009 were:

• Kevin R. Evans, our President and Chief Executive Officer
• D. Jay Crookston, our Vice President, Sales
• John P. Stremel, our Chief Technology Officer and Vice President, Grid Operations

This Compensation Discussion & Analysis addresses and explains the compensation practices that were followed in fiscal year 2009 and the numerical and related information in the summary compensation and other table presented below and, to the extent that it is relevant to a fair understanding of our named executive officers’ fiscal year 2009 compensation, our approach to compensation for fiscal year 2010.

This Compensation Discussion & Analysis contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

Executive Compensation Program Philosophy and Objectives

The goals of our executive compensation as established by our Compensation Committee are four-fold:

•	structure our compensation plans to effectively motivate our executive leadership to achieve the stated goals of the Company and to perform in a manner that maximizes stockholder value;
•
offer executive compensation programs that are competitive in the marketplace to enable us to recruit high-quality candidates for senior leadership positions and to retain these executives through appropriate base compensation, equity and cash awards and incentives;

•	strike a balance of short-term and long-term incentives tied to their individual performance and their contribution to our annual and long-term company-wide goals and objectives; and
•	align the interests of our executive officers and stockholders through the use of equity incentives.

Our business mission is to solidify our leadership position in providing our customers access to energy markets. To achieve this goal, we will need to, for example, open up new indirect sales channels, configure our software to work with wholesale electricity markets outside of the energy market operated by Pennsylvania, New Jersey, Maryland Interconnection, LLC and charge our customers subscription fees in addition to, or instead of, the current revenue share pricing model. Because some of these goals may be accomplished over more than one year, the Compensation Committee has established a compensation program that utilizes a mix of annual and long-term incentives to assure that management and employees are focused on attainment of these corporate goals.

The Compensation Committee structures our executive compensation program in a manner that it believes does not promote inappropriate risk-taking by our executives, but rather encourages management to take a balanced approach, focused on achieving our corporate goals.

Executive Compensation Process

When making executive compensation program decisions, our Compensation Committee has historically begun by reviewing competitive market data. For this purpose, the Compensation Committee has engaged independent compensation consulting firms, MBL Group and Mercer LLC, to provide advice and recommendations on competitive market practice and specific compensation decisions. During fiscal year 2009, MBL Group and Mercer LLC were not compensated by the Company other than for its work advising our Compensation Committee.  The competitive market data reviewed by our Compensation Committee included survey data provided by MBL Group and Mercer LLC. Due to the difficulty of finding equivalent companies that are appropriate peer companies, the Compensation Committee has decided that it is not in the best interest of the Company or its stockholders to exclusively look to compensation paid to executives at a specific group of peer companies, but instead to review all relevant information and data available when making such decisions, including information related to other company compensation and survey information.

Our Compensation Committee has historically believed that, in order to attract the executive talent necessary to lead the Company, total compensation should be competitive with other similar-sized companies within the energy and technology industry, with base salary, bonus and total compensation generally set at the 50th percentile of the market. In addition, to analyzing market compensation data, the Compensation Committee believes that an individual’s qualifications and experience should be considered when making compensation decisions.

The Compensation Committee’s philosophy is to make stock option grants at the time an executive officer is hired as part of their long-term compensation. The Compensation Committee reserves the right to modify this philosophy from time to time if a change is in the interests of the stockholders.

The Compensation Committee has not delegated any of its exclusive power to determine matters of executive compensation and benefits, although the Chief Executive Officer and other members of Company management present industry-specific competitive market data, proposals and recommendations to the Compensation Committee. The Compensation Committee reports to the Board of Directors on the major items covered at each Compensation Committee meeting.

In determining executive compensation, the Compensation Committee also considers, among other factors, the possible tax consequences to the Company and to its executives. However, to maintain maximum flexibility in designing compensation programs, the Compensation Committee, while considering company tax deductibility as one of its factors in determining compensation, will not limit compensation to those levels or types of compensation that are intended to be deductible.

The Compensation Committee considers the accounting consequences to the Company of different compensation decisions and the impact on stockholder dilution. However, neither of these factors by themselves will compel a particular compensation decision.

Index

Compensation Program Elements

The annual compensation payable to our executive officers is composed of two elements which are designed together to motivate our officers to perform in a manner that will enable us to meet our strategic goals. These two elements are base salary and cash bonuses.

The long-term incentives payable to our executive officers include stock option grants.

In addition, we provide other limited perquisites, benefits and severance.

Each element — and why we pay it — is discussed below.

Named Executive Officers Hired in Fiscal Year 2009

Kevin Evans, our President and Chief Executive Officer, commenced employment with the Company on January 5, 2009.  Mr. Munger made recommendations for Mr. Evans’ compensation package to our Compensation Committee based on his review of current market conditions. The recommendations made by Mr. Munger for Mr.  Evans’s base salary and annual cash bonus were below the 50th percentile of market. For the long-term incentive, Mr. Munger recommended that Mr. Evans receive stock options covering between 3% and 5% of the Company’s outstanding shares. Our Compensation Committee accepted Mr. Munger’s recommendations for Mr. Evans’ compensation package and authorized Mr. Munger to negotiate the compensation package for Mr. Evans within certain limited parameters.

Jay Crookston, our Vice President, Sales, commenced employment with the Company on March 2, 2009.

Base Salary

Base salary is the fundamental, fixed element of our executive officers’ compensation and the foundation for each officer’s total compensation.

In order to attract the executive talent necessary to lead the Company, our Compensation Committee believes that base salary should be competitive with other similar-sized companies within similar technology industries and based on an individual’s qualifications and experience. As a result, our Compensation Committee decided that base salary should generally be targeted near the 50th percentile of the market. Base salaries will be reviewed annually and may be adjusted by our Compensation Committee taking into account the individual performance of the executive officer as well as that of the Company as a whole.

The Compensation Committee did not approve increases to the base salaries of any of our named executive officers in fiscal year 2009.

Effective March 2, 2009, our named executive officers agreed to take cash salary reductions of between approximately 10% to 25%. In recognition of these reductions, our named executive officers received stock option grants that vest over a 12-month period at an exercise price of $0.05 per share.

Name	Annual Salary from January 3 to March 1, 2009	New Salary effective March 2, 2009	Stock Options
Kevin R. Evans	$300,000	$225,000	500,000
John P. Stremel	$180,000	$160,000	100,000

Cash Bonuses

The Compensation Committee has historically awarded discretionary bonuses to the Company’s executive officers based on each executive officer's individual performance and contribution to overall Company performance. In fiscal year 2009, the Compensation Committee awarded a cash bonus of $87,500 to John Stremel in recognition of his contribution in negotiating and completing a number of capacity transactions in 2009.

Employee Benefits

We provide our employees, including our officers, with customary benefits, including medical, dental, vision and life insurance coverage, short-term and long-term disability coverage and the ability to participate in our 401(k) plan, with no company match. The costs of our insurance coverage benefits are largely borne by us; however, employees do pay portions of the premiums for some of these benefits. We believe that these benefits are of the type customarily offered to employees by our peer group and in our industry.

This element of compensation is intended to provide assurance of financial support in the event of illness or injury and encourage retirement savings through a 401(k) plan.

Severance Benefits

Pursuant to an employment agreement and change of control agreement that the Company entered into with Kevin R. Evans on January 5, 2009, the Company agreed to provide Mr. Evans with the following severance benefits:

●
If Mr. Evans is involuntarily terminated without cause or resigns for good reason at any time, the Company will pay him an amount equal to 100% of his then-current base salary within 30 days of his termination date.

●
If Mr. Evans is involuntarily terminated without cause or resigns for good reason during the period beginning 6 months before a change of control of the Company and ending 24 months following a change of control of the Company, the Company will pay Mr. Evans 100% of his then-current base salary and target bonus amount, will fully accelerate the vesting of Mr. Evans’ then-outstanding and unvested stock options and will provide 12 months of COBRA benefits at the expense of the Company following his termination.

We have provided Kevin Evans, our President and CEO, with limited change in control severance benefit of one year of base salary that is intended to retain him during the pendency of a proposed change of control transaction and to align Mr. Evans’ interests with our stockholders in the event of a change in control. We offered this program based on our belief that proposed or actual change in control transactions can adversely impact the morale of our CEO and create uncertainty regarding his continued employment.

Approach to Fiscal Year 2010 Compensation

●
Base Salaries—For fiscal year 2010, the Compensation Committee reviewed the base salary and performance of each of our named executive officers as well as the performance of the Company. Radford, an Aon Consulting Company, provided advice and recommendations on competitive market practice and specific compensation decisions to the Compensation Committee.  Following this review, the Compensation Committee determined not to increase the base salary of any of our named executive officers.

●
Cash Bonuses—For fiscal year 2010, the Compensation Committee established the 2010 Incentive Plan. As part of that plan, the Compensation Committee may determine which employees are eligible to participate in the Plan, establish target bonus amounts and performance goals for such target bonus amounts for each performance period and determine the extent of the achievement of the performance goals and the amount of bonuses to be paid pursuant to the 2010 Incentive Plan. Performance goals may include certain corporate and strategic business objectives and/or a participant’s individual performance and contribution to the Company. Further, on April 29, 2010, the Compensation Committee approved the following bonuses in consideration of the net income earned by the Company for the first quarter of fiscal year 2010, as well as the Company’s performance during such quarter in the areas of customer satisfaction, financial health, making ERI-Connect valuable, scaling for success, partners and overall leadership, and the individual performance of each of the executives, noting in particular, Mr. Evans’ overall strategic leadership and management of the Company, Mr. Crookston’s contributions to the Company’s revenue and margin and Mr. Stremel’s success in completing a number of capacity transactions: Mr. Evans ($12,500), Mr. Crookston ($5,625) and Mr. Stremel ($5,650).  The Compensation Committee also awarded an additional $30,000 bonus to Mr. Evans’ in recognition of his outstanding performance in fiscal year 2009, noting, in particular, Mr. Evans’ successful financing of the Company, establishment of the Company’s strategic vision, recruiting and hiring of the Company’s new management team, and the transfer of the Company’s headquarters to Campbell, California.

Index

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the person who served as our Chief Executive Officer during fiscal year 2009 and our two most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2009 (collectively, the “Named Executive Officers”).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)
Kevin R. Evans	2009	220,608		419,500	1,649	641,757
President, Chief Executive Officer and Director (1)

D. Jay Crookston	2009	130,834		76,000	110	206,943
Vice President, Sales (2)

John P. Stremel	2009	161,965	87,000	40,277	1,372	291,114
Chief Technology Officer and Vice President, Grid Operations	2008	180,000				180,000

Index

(1)	Mr. Evans was appointed our President and Chief Executive Officer on January 5, 2009.

(2)	Mr. Crookston joined the Company as our Vice President, Sales, on March 2, 2009.

(3)
The amounts in this column reflect the aggregate grant date fair value for financial statement reporting purposes for stock options granted in that fiscal year as determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. These amounts reflect our accounting expense for these stock options and do not represent the actual value that may be realized by our Named Executive Officers. There can be no assurance that these amounts will ever be realized. For information on the valuation assumptions used in valuing stock option awards, refer to Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year in which the stock option was granted.

Employment Agreements with Named Executive Officers

We entered into an employment agreement with Kevin R. Evans on January 5, 2009, pursuant to which Mr. Evans agreed to join the Company as President and Chief Executive Officer of the Company and President of the Company’s wholly owned subsidiary, EnergyConnect, Inc., effective January 5, 2009, with an annual base salary of $300,000 (note that, as disclosed in more detail above, Mr. Evans agreed to reduce his annual base salary to $225,000 as of March 2, 2009). Pursuant to the employment agreement, if Mr. Evans is involuntarily terminated without cause or resigns for good reason, the Company will pay him an amount equal to 100% of his then-current base salary within 30 days of his termination date.
We also entered into a change of control agreement with Mr. Evans on January 5, 2009, pursuant to which the Company agreed to pay Mr. Evans 100% of his then-current base salary and target bonus amount, to fully accelerate the vesting of Mr. Evans’ then-outstanding and unvested stock options and to provide 12 months of COBRA benefits at the expense of the Company following his termination if Mr. Evans is involuntarily terminated without cause or resigns for good reason during the period beginning 6 months before a change of control of the Company and ending 24 months following a change of control of the Company. The change of control agreement is effective from January 5, 2009 until December 31, 2011, followed by automatic one-year renewals.

We entered into an employment offer letter with John Stremel on August 5, 2005, pursuant to which Mr. Stremel agreed to join the Company as Senior Vice President, Systems, effective August 5, 2005, with an annual base salary of $180,000 (note that, as disclosed in more detail below, Mr. Stremel agreed to reduce his annual base salary to $160,000 as of March 2, 2009).

We entered into an employment offer letter with D. Jay Crookston on March 1, 2009, pursuant to which Mr. Crookston agreed to join the Company as Vice President, Sales, effective March 2, 2009, with an annual base salary of $160,000.
Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding stock options to purchase our common stock held by our Named Executive Officers as of January 2, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kevin R. Evans	125,000	375,000 (1)	$0.05	03/06/19
	0	4,000,000 (2)	$0.12	01/05/14
D. Jay Crookston	0	950,000 (2)	$0.05	03/06/19
John P. Stremel	25,000	75,000 (1)	$0.05	03/06/19
	0	756,959 (2)	$0.05	03/06/19
	39,583	60,417 (2)	$0.94	11/29/12
	27,448	15,052 (2)	$0.65	11/21/11

(1)
This option vests with respect to 1/12th of the shares subject to the option on each monthly anniversary of March 16, 2009, subject to the recipient’s continued service with the Company through each applicable vesting date.

(2)
This option vests with respect to 25% of the shares subject to the option on the first anniversary of the date of grant of the option, subject to the recipient's continued service with the Company through such applicable vesting date.

Index

DIRECTOR COMPENSATION

Directors who are also our employees are not paid an annual retainer, nor are they compensated for serving on our Board of Directors. Information regarding compensation otherwise received by any of our directors who are also executive officers is provided in the section titled “Compensation of Executive Officers” above.

Our non-employee directors receive the following cash compensation for their services to the Board:

●	an annual cash retainer fee in the amount of $30,000 for the chairman of our Board of Directors and $15,000 for each of our other non-employee directors (paid quarterly).

The Chairman of our Board of Directors also receives an annual stock award covering 150,000 shares and each other non-employee director receives an annual stock award covering 100,000 shares.  These shares are granted as fully vested shares but must be held by the non-employee director through the fifteenth day of the fiscal year following the year of grant (i.e., shares subject to a stock award granted during fiscal year 2009 could not be sold or transferred before the fifteenth day of fiscal year 2010).

Committee chairpersons receive additional fees as follows:

●	Audit Committee chair annual cash retainer $6,750, Audit Committee member annual cash retainer $2,250;

●	Nominating and Governance Committee chair annual cash retainer $4,500, Nominating and Governance Committee member annual cash retainer $1,500; and

●	Compensation Committee chair annual cash retainer $5,625. Compensation Committee member annual cash retainer $1,875.

All directors are reimbursed for reasonable travel expenses incurred in connection with attending Board of Directors and committee meetings.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2009 for services to our Company.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Restricted Stock ($)(1)	Total ($)
William C. McCormick	$33,750	$0		$18,000	$51,750
Rodney M. Boucher	$0	$120,000	(2)	$0	$120,000
Gary D. Conley	$22,125	$0		$12,000	$34,125
Kurt E. Yeager	$23,625	$0		$12,000	$35,625
John P. Metcalf	$25,125	$0		$12,000	$37,125

(1)
The amounts in this column reflect the aggregate grant date fair value for financial statement reporting purposes for restricted stock granted in that fiscal year as determined in accordance with the FASB ASC Topic 718. These amounts reflect our accounting expense for these awards and do not represent the actual value that may be realized by our non-employee directors. There can be no assurance that these amounts will ever be realized. None of our non-employee directors were holding unvested shares of restricted stock as of the end of fiscal year 2009. As of the end of fiscal year 2009, our non-employee directors were holding the following outstanding options: Mr. McCormick (1,250,000 shares), Mr. Conley (200,000 shares), Mr. Yeager (135,000 shares) and Mr. Metcalf (145,000 shares).

(2)	This amount represents compensation paid for services that Mr. Boucher rendered to the Company as a consultant.

Index

IT EM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 23, 2010 as to (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of any class of our common or preferred stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group. Except as otherwise noted, we believe the persons listed below have sole investment and voting power with respect to the common stock owned by them.

Unless otherwise indicated in the table, the address of each individual listed in the table is c/o EnergyConnect Group, Inc., 901 Campisi Way, Suite 260, Campbell, CA 95008.

	Shares Beneficially Owned
5% Stockholders	Number(1)	Percent(2)
Aequitas Management, LLC(3) 5300 Meadows Road, Suite 400 Lake Oswego, Oregon 97035	41,153,036	30.10%
Aequitas Commercial Finance, LLC(4) 5300 Meadows Road, Suite 400 Lake Oswego, Oregon 97035	39,143,185	29.06%
Rodney M. Boucher(5)	14,667,630	14.43%
Gene Ameduri(6) 7935 Cliffview Drive Poland, OH 44514	9,524,739	9.58%
Robert J. Jesenik(7) 5300 Meadows Road, Suite 400 Lake Oswego, Oregon 97035	7,570,230	7.84%
Brecken Capital LLC(8) 346 Hartshorn Dr. Short Hills, NJ 07078	7,284,579	7.57%

Executive Officers and Directors:
Kevin R. Evans(9)	1,833,333	1.88%
D. Jay Crookston(10)	296,875	*
John P. Stremel(11)	1,543,999	1.61%
William C. McCormick(12)	2,183,740	2.26%
Rodney M. Boucher(5)	14,667,630	14.43%
Gary D. Conley(13)	362,500	*
John P. Metcalf(14)	411,458	*
Kurt E. Yeager(15)	303,125	*
All directors and executive officers as a group (12 persons)(16)	22,678,912	21.21%

*	Less than 1%

(1)
Shares to which the person or group has the right to acquire within 60 days after April 23, 2010 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group. Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13D’s or 13G’s, which 5% stockholders are required to file with the SEC and which generally set forth ownership interests as of December 31, 2009.

(2)	Percentage is based on 95,546,978 shares of common stock outstanding as of April 23, 2010.

(3)
Voting and investment power over 920,713 shares, 1,089,138 shares and 39,143,185 shares are shared with Aequitas Capital Management, Inc., JMW Group, LLC and Aequitas Commercial Finance, LLC, respectively. Includes the right to convert all outstanding amount under the Company’s debt facility into 39,143,185 shares of common stock within 60 days after April 23, 2010.

(4)
Voting and investment power over all 39,143,185 shares are shared with Aequitas Management, LLC. Includes the right to convert all outstanding amount under the Company’s debt facility into 39,143,185 shares of common stock within 60 days after April 23, 2010.

Index

(5)	Includes 6,128,871 warrants convertible into common stock within 60 days after April 23, 2010.

(6)	Includes 3,857,868 warrants convertible into common stock within 60 days after April 23, 2010.

(7)	Includes 955,654 warrants convertible into common stock within 60 days after April 23, 2010.

(8)	Includes 625,000 warrants convertible into common stock within 60 days after April 23, 2010.

(9)	Includes 1,833,333 options convertible into common stock within 60 days after April 23, 2010.

(10)	Includes 296,875 options convertible into common stock within 60 days after April 23, 2010.

(11)	Includes 424,634 options and 12,500 warrants convertible into common stock within 60 days after April 23, 2010.

(12)	Includes 1,200,000 options convertible into common stock within 60 days after April 23, 2010.

(13)	Includes 162,500 options convertible into common stock within 60 days after April 23, 2010.

(14)	Includes 111,458 options and 37,500 warrants convertible into common stock within 60 days after April 23, 2010.

(15)	Includes 103,125 options convertible into common stock within 60 days after April 23, 2010.

(16)	Includes 5,185,677 options and 6,186,371 warrants convertible into common stock within 60 days after April 23, 2010.

Equity Compensation Plan Information

The following table sets forth information for our equity compensation plans as of January 2, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,509,530	$0.29	1,626,444
Total

(1)
Includes 364,175 shares available for issuance pursuant to the Company’s Restated 1995 Stock Incentive and 1,262,296 shares available for issuance pursuant to the Company’s Restated 2004 Stock Incentive Plan.

IT EM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for our debt facility with Aequitas Commercial Finance, LLC described in Item 1 under “Debt Facility” and in Note 9 to the Consolidated Financial Statements, those employment and compensation arrangements between the Company and its directors and executive officers as described in Item 11 under “Compensation of Executive Officers,” “Director Compensation,” “Employment Agreements,” and “Change of Control Agreements” above and the arrangement described below under “Indebtedness of Management,” since the beginning of the fiscal year 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or such person’s immediate family members had or will have a direct or indirect material interest other than as described below and elsewhere in Part III hereof. It is our policy that future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee or other committee comprised of independent, disinterested directors.

Our Code of Business Conduct and Ethics states that a conflict of interest may exist whenever a relationship of an employee, officer or director, or one of their family members, is inconsistent with the Company’s best interests or could cause a conflict with job responsibilities. Under our Code of Business Conduct and Ethics, if our employees, officers and directors have any question regarding whether a conflict of interest exists, they are required to consult with the Chief Financial Officer of the Company. If they become aware of a conflict or potential conflict, they are required to bring it to the attention of the Chief Financial Officer.

Our Insider Trading Policy applicable to all employees, officers and directors and their family members prohibits trading based on material, non-public information regarding the Company or disclosure of such information for trading in the Company’s securities. Under our Insider Trading Policy, the Company shall identify the directors and officers who are subject to reporting and liability provisions of Section 16 of the Exchange Act. The Company shall further identify those persons who are likely subject to reporting and liability provisions of Section 16 of the Exchange Act due to their access to insider information during the normal course of their duties and apply pre-clearance procedure to them. Potential criminal and civil liability and disciplinary actions for insider trading are set forth in our Insider Trading Policy. Our Chief Financial Officer serves as the Company’s Insider Trading Compliance Officer for the implementation of our Insider Trading Policy. Our Insider Trading Policy is delivered to all new employees and consultants upon the commencement of their relationships with the Company and is circulated to all personnel at least annually.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that the following directors are “independent” as defined under Nasdaq Marketplace Rule 5605(a)(2): John P. Metcalf and Kurt E. Yeager.

Mr. McCormick, a member of the Audit Committee and the Nominating and Governance Committee, does not meet the independence standards set forth under Nasdaq Marketplace Rule 5605(a)(2) and, for purposes of the Audit Committee, Nasdaq Marketplace Rule 5605(c)(2)(A)(i) and (ii).

Mr. Conley, a member of the Compensation Committee, does not meet the independence standard set forth under Nasdaq Marketplace Rule 5605(a)(2).

Indebtedness of Management

In February 2007, the Company extended a loan in the principal amount of $32,000 to John Stremel who, at the time, was a Senior Vice President of the Company. At the time the loan was extended, Company management believed that the loan was permissible based on discussions with outside counsel. In April 2010, Company management reviewed the matter with the Company’s new outside counsel and then took immediate steps to bring the matter to the attention of the Audit Committee of the Company’s Board of Directors. The Audit Committee and the Company’s Board of Directors then directed Company management to obtain the immediate repayment in full of the outstanding principal and accrued interest on the loan, which repayment occurred on April 30, 2010. The Audit Committee and the Company’s Board of Directors further directed Company management to commence an immediate review of the Company’s policies and procedures, as well as the Company’s overall internal control procedures, to ensure that adequate controls are in place to prevent inappropriate transactions, including mechanisms to assure proper review and authorization of any activities that could raise issues under Section 13(k) of the Exchange Act and directed Company management and the Board of Directors to undergo corporate governance and Sarbanes-Oxley training, which training commenced on April 30, 2010.

Registration Rights Agreements

Some of our stockholders are entitled to have their shares registered by us for resale.

IT EM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to EnergyConnect Group, Inc. by RBSM LLP for professional services rendered in connection with the fiscal years ended, January 2, 2010, and January 3, 2009, respectively.

	January 2, 2010	January 3, 2009
Fee Type

Audit fees	$232,113	$162,133
Audit related fees	37,401	49,280
Tax fees	10,000	30,251
All other fees		85,900

Total fees	$279,514	$327,564

Audit fees consist of billings for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Index

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

Prior to engagement of our independent auditor, such engagement is approved by our audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to our Audit Committee charter, the independent auditors and management are required to report to our Audit Committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended January 2, 2010, were approved by our Audit Committee.

Index

PART IV

IT EM 15.  EXHIBITS

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

3.4*	Tenth Restated Articles of Incorporation.

3.5*	Articles/Certificate of Correction

3.6*	Articles/Certificate of Correction

3.7*	Bylaws, as amended.

4.1	Form of Warrant to purchase shares of common stock (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed May 13, 2008).

10.1	EnergyConnect Group, Inc. Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed March 15, 2010).

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

10.4**	Loan Agreement dated February 26, 2009 by and among EnergyConnect Group, Inc. and Aequitas Commercial Finance, LLC, as amended December 23, 2009.

10.5**	Employment Offer Letter to John Stremel (Chief Technology Officer), dated as of August 5, 2005.

10.6**	Employment Offer Letter to William Munger (VP, Human Resources, and Chief of Staff), dated as of August 2, 2006.

10.7**	Employment Offer Letter to Andrew Warner (Chief Financial Officer), dated as of July 21, 2009.

10.8**	Employment Agreement with Kevin Evans (Chief Executive Officer), dated as of January 5, 2009.

10.9**	Change of Control Agreement with Kevin Evans (Chief Executive Officer), dated as of January 5, 2009.

10.10*	Employment Offer Letter to Jay Crookston (VP, Sales), dated as of March 1, 2009.

10.11*	Form of Stock Option Agreement under the EnergyConnect Group, Inc. Restated 2004 Stock Incentive Plan

10.12*	Form of Early Exercise Stock Option Agreement under the EnergyConnect Group, Inc. Restated 2004 Stock Incentive Plan

10.13*	Form of Restricted Stock Award Agreement under the EnergyConnect Group, Inc. Restated 2004 Stock Incentive Plan

10.14	EnergyConnect Group, Inc. Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 5, 2010).

10.15	Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-QSB for the three month period ended July 3, 1999).

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to Amendment No. 1 to Form S-1 filed May 2, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of RBSM LLP, Registered Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________
*	Filed herewith.
**	Filed with Registrant’s Report on Form 10-K for the fiscal year ended January 2, 2010 (which report was filed on March 18, 2010).

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 3, 2010

ENERGYCONNECT GROUP, INC.

By:	/s/Kevin R. Evans
Kevin R. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/Kevin R. Evans	Chief Executive Officer and Director
Kevin R. Evans	Date: May 3, 2010

/s/Andrew C. Warner	Chief Financial Officer and Secretary
Andrew C. Warner	Date: May 3, 2010

*	Chairman of the Board and Director
William C. McCormick	Date: May 3, 2010

*	Director
Rodney M. Boucher	Date: May 3, 2010

*	Director
Gary D. Conley	Date: May 3, 2010

*	Director
John P. Metcalf	Date: May 3, 2010

*	Director
Kurt E. Yeager	Date: May 3, 2010

* By:	/s/ Kevin R. Evans
Kevin R. Evans
Attorney-in-fact