Form 10-Q
period 2010-04-03
EnergyConnect Group Inc
filed 2010-05-14
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010

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

(408) 370-3311
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:       ☐   Yes   ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares outstanding of the registrant’s common stock as of April 23, 2010 was 96,263,295  shares.

ENERGYCONNECT GROUP, INC.

FORM 10-Q

Index

Item 1. Financial Statements

ENERGYCONNECT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 3, 2010 AND JANUARY 2, 2010

	April 3,	January 2,
	2010	2010
Current assets:	(Unaudited)
Cash and cash equivalents	$150,704	$1,062,306
Certificates of deposit	100,200	100,200

Accounts receivable, net of allowance of $0 as of April 3, 2010 and January 2, 2010	9,742,693	6,811,495

Other current assets	139,138	137,042
Total current assets	10,132,735	8,111,043

Property and equipment, net	193,894	187,085
Intangible assets, net (Note 5)	1,338,994	1,398,761
Other assets	91,395	78,035
	$11,757,018	$9,774,924

Current liabilities:
Accounts payable and accrued expenses	$5,944,569	$7,508,561
Other current liabilities	207,795	324,886
Total current liabilities	6,152,364	7,833,447

Long-term liabilities:
Note payable, net of debt discount (Note 4)	3,297,570	1,912,937

Commitments and contingencies
Shareholders’ equity :
Common stock, no par value, 225,000,000 shares authorized, 96,263,295 and 95,629,961 shares issued and outstanding, respectively (Note 2)	122,122,719	121,926,000
Common stock warrants (Note 3)	36,098,289	36,098,289
Accumulated deficit	(155,913,924)	(157,995,749)
Total shareholders’ equity	2,307,084	28,540
	$11,757,018	$9,774,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	April 3, 2010	April 4, 2009

Revenue	$7,023,833	$1,210,211
Cost of revenue	2,454,591	641,988
Gross profit	4,569,242	568,223

Operating expenses
Sales, general and administrative	2,261,077	2,571,003

Income (loss) from operations	2,308,165	(2,002,780)

Other (expense)
Interest expense, net and other	(226,339)	(78,794)

Net Income (loss)	$2,081,826	$(2,081,574)

Net Income (loss) per share:
Basic and diluted	$0.02	$(0.02)

Shares used in per share calculations:
Basic	95,749,193	95,179,961
Diluted	120,694,405	95,179,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income (loss)	$2,081,826	$(2,081,574)
Add (deduct):

Depreciation of equipment	33,483	36,421
Amortization of intangible assets	59,767	59,766
Option vesting valuation	103,703	169,245
Common stock issued for services	81,000	-
Amortization of debt discount	15,815	15,818

Changes in current assets and liabilities:
Restricted cash	-	233,200
Accounts receivable	(2,931,198)	2,106,623
Other current assets	(2,096)	(147,114)
Other assets	(13,360)	-
Accounts payable	(1,563,993)	(2,553,907)
Other current liabilities	(117,090)	1,521

Net cash provided (used) by operating activities	(2,252,143)	(2,160,001)

Cash flows from investing activities:
Purchases of fixed assets	(40,294)	(25,834)

Net cash used by investing activities	(40,294)	(25,834)

Cash flows from financing activities:
Proceeds from debt financing, net of repayments	1,368,818	2,500,005
Collection of notes receivable for exercise of stock options	2,850	-
Exercise of options	9,167	-

Net cash provided (used) by financing activities	1,380,835	2,500,005

Net increase (decrease) in cash and cash equivalents	(911,602)	314,170

Cash and cash equivalents, beginning of period	1,062,306	410,101
Cash and cash equivalents, end of period	$150,704	$724,271

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$173,953	$42,010
Cash paid during the period for income taxes	$12,726	$-

Supplemental schedule of non-cash financing and investing activities:
Debt discount	$-	$347,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

ENERGYCONNECT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2010
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

In the opinion of management, all entries (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 2, 2010 financial statements and footnotes thereto included in the Company's Form 10-K.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements during the year ended January 2, 2010, the Company incurred net losses of $3,222,021 and generated negative cash flow from operations in the amount of $1,253,762.    These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.  Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and additional equity investment in the Company.  The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In February 2009, and as amended in December 2009, the Company entered into a secured debt facility that will supplement the Company’s cash needs for 2010.  While we believe our cash availability under this debt facility along with cash generated by operations will be adequate for the next twelve months, we may need to obtain additional capital in order to sustain and expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders while remaining in compliance with the terms of our debt facility. There can be no assurance that we will be successful in obtaining additional funding.

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

Index

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms, or is no longer in compliance with the terms of our debt facility, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.  If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending January 1, 2011.  The Company’s last fiscal year was the 52-week period ended January 2, 2010.  The Company’s first fiscal quarters in fiscal 2010 and 2009 were the 13-week periods ended April 3, 2010 and April 4, 2009, respectively.

Revenue Recognition

We are a leading provider of demand response services to the electricity grid.  Demand response programs provide grid operators with additional electricity generation capacity by encouraging consumers to curtail their electricity usage. Historically, to provide a reliable supply of electricity and to avoid service disruption, grid operators have increased power generation by building additional power plants and transmission infrastructure. However, an alternative approach to increasing the supply side of electricity is to use demand response programs to reduce overall peak demand or shift load from peak to off-peak times, thereby optimizing the balance of demand and supply and reducing the need for additional power generation capacity. Demand response programs fall into two main groups, programs made for customers to stand by and respond to a grid event initiated by the grid operator and programs that rely on customers curtailing their use of electricity based upon price signals.

Through our proprietary software as a service (SaaS) platform, we allow commercial and industrial consumers of electricity to access demand response programs that are offered by the grid and get paid by agreeing to stand by and curtail based upon a grid event or responding to a price signal. Our customers are commercial and industrial consumers of electricity with whom we contract to identify, develop and identify curtailment strategies. We enroll our customers in demand response programs operated by grid operators, who pay us for standing by or by reducing load by responding to a price signal. We in turn pass on a portion of these payments to our customers in accordance with their contract with us.

Under the Capacity program grid operators pay us an annual fee in weekly installments to stand by and provide demand response resources to the grid when the grid calls an event. We record these payments as revenue over the time when we are required to perform under these capacity programs. For some programs our obligation to perform does not match the period over which we are paid by the grid in which case we recognize revenues over the mandatory performance period.

Under the energy programs we are paid by the grid for our commercial and industrial customers ability to reduce electricity usage in response to a price signal from the grid. Through our software we summarize price responsive activity and submit to the grid for payment. At the end of each monthly period the power grid approves the payments, and, we in turn recognize revenue based upon the grid approval.

The vast majority of our revenue in 2009 was processed through the PJM Interconnection (“PJM”). PJM serves as the market for electrical transactions in a specific region in the United States. Our agreement with PJM is an ongoing one as we are members of PJM. These transactions are initiated by building owners, who are our participants. The transactions form the basis for our revenue. We do have a concentration of revenue with PJM, however, since PJM is a not-for profit organization which exists to act as a wholesale electricity market, we therefore believe there is not a significant risk arising from this concentration.

Index

 New Accounting Pronouncements

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. This consensus provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We are currently evaluating the impact of this revised accounting guidance, including the period in which we will adopt this guidance.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements, or ASU 2010-06.  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

 2.   Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value. As of April 3, 2010, and January 2, 2010, there were no preferred shares outstanding.  The Company has authorized 225,000,000 shares of Common Stock, no par value. As of April 3, 2010, and January 2, 2010, the Company had 96,263,295 and 95,629,961 shares of common stock issued and outstanding, respectively.  During the three-month period ended April 3, 2010, we issued 633,334 shares of common stock. For the three months ended April 4, 2009, the Company did not issue any shares of common stock.

3.  Stock Options and Warrants

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  At April 3, 2010, and April 4, 2009, 15,502,640 and 15,785,619 shares of common stock were reserved, respectively, for issuance to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common stock at fair market value, as determined by the Company's Board of Directors, at the date of grant.  The options are exercisable over a period of up to ten years from the date of grant or such shorter term as provided for in the Plan.  The options become exercisable over periods from zero to four years.

A total of 280,000 options to purchase shares of the Company’s common stock were granted to employees of the Company during the three months ended April 3, 2010. There were 10,103,249 options granted to employees, directors and consultants during the three months ended April 4, 2009.  The 10,103,249 options issued to employees during the three months ended April 4, 2009 are forfeited if not exercised within ten years.  Of the options granted during the three months ended April 4, 2009, 950,000 were granted to certain management employees in exchange for permanent salary reductions instituted in March 2009.   The reductions ranged from 7% to 25% of the employees’ annual salary.  These options vest monthly over the 12 months after grant, after which they will be fully vested.  The remaining 9,153,249 options have a 12-month waiting period during which no vesting occurs.  At the end of this 12-month period, the options become 25% vested, and then vest ratably over the remaining thirty-six months of the vesting period. The weighted average per share value of all options granted in the quarter ended April 3, 2010 was $0.18.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees, officers and directors of the Company under the Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05 - $0.94	13,548,183	4.97	$0.24	5,582,942	$0.38
$1.76 - $2.70	126,389	1.36	$2.17	120,139	$2.18
	13,674,572	5.26	$0.26	5,673,081	$0.42

Index

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at January 2, 2010	14,509,530	$0.29
Granted	280,000	0.18
Exercised	(183,334)	0.05
Cancelled or expired	(931,624)	0.87
Outstanding at April 3, 2010	13,674,572	$0.26

The Company has computed the value of all options granted using the Black-Scholes pricing model as prescribed by SFAS No. 123(R).  The following assumptions were used to calculate the value of options granted during the first quarters of 2010 and 2009:

	2010	2009
Risk-free interest rate	2.73%	2.25%
Expected dividend yield	-	-
Expected life	5-10 years	5-10 years
Expected volatility	113%	118%

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 3, 2010 and April 4, 2009 was $184,702 and $169,245, respectively.

The total amount of unamortized stock-based compensation at April 3, 2010 was $932,935.

Transactions involving restricted stock are as follows:

	Number of Shares	Weighted Average Price Per Share

Granted during period	450,000	$0.18

Common Stock Warrants

During the three-months ended April 3, 2010, no warrants were granted, exercised or forfeited.

During the three months ended April 4, 2009, warrant holders exercised 34,467 warrants in exchange for 34,467 shares of the Company’s common stock. All of these warrants were exercised in exchange for cash of $14,476.

On May 7, 2008, the Company entered into a private placement under which it issued 9,051,310 shares of its common stock in exchange for cash. In conjunction with this private placement, the Company issued 4,525,655 five-year warrants exercisable at $0.60 per share to investors. The Company also issued an aggregate of 140,219 five-year warrants to consultants during the year ended January 3, 2009 with exercise prices ranging from $0.40 to $0.60 per share.

In connection with 2004 debt issuance, the Company was obligated to issue warrants to purchase the Company’s common stock. No warrants related to this debt issuance were converted during the three months ended April 3, 2010.

In connection with a 2004 Master Vehicle Lease Termination Agreement with CLLLC, the Company issued warrants. As of April 3, 2010, and April 4, 2009, the holders of these warrants have exercised 1,000,000 warrants in exchange for 889,648 shares of the Company’s common stock.

In conjunction with a private placement in 2005, the Company sold 5,233,603 shares of common stock at $0.70 per share, and issued warrants to purchase up to 2,944,693 shares of common stock.  The warrants have a term of five years and an exercise price of $0.90 per share.  As of April 3, 2010, and April 4, 2009, the warrant holders have exercised 192,370 warrants for 180,409 shares of our common stock, and 2,752,323 warrants remain outstanding.

In 2005, the Company issued an aggregate of 19,695,432 warrants in connection with acquisition of acquired EnergyConnect, Inc.  As of April 3, 2010, the warrant holders have not exercised any of these warrants.

Index

In 2006, in connection with a common stock private placement, we issued 5,625,000 warrants to purchase common stock.  Each warrant is exercisable into one share of common stock at $3.00 per share and will expire in 2011.  As of April 3, 2010, and April 4, 2009, the warrant holders have not exercised any of these warrants.

4.   Debt

Debt Facility

On February 26, 2009, the Company entered into a $5 million loan agreement with Aequitas Commercial Finance, LLC ("Aequitas").  On December 23, 2009, the Company entered into an amendment of the convertible debt agreement. The loan agreements provide us with a debt facility that enables us to borrow money in a maximum principal amount not to exceed $5 million.  The interest rate for funds borrowed by us in the first 12 month term is 23% with an additional 7% deferred interest per annum.  For the balance of the term and for amounts borrowed under the amendment the interest rate is 22% with an additional 3% deferred interest per annum. The accrued deferred interest at 7% is added to the current principal balance of the loan at the end of the first twelve-month term.  The accrued deferred interest at 3% will be added to the current principal balance of the loan at the end of each month during the term of the facility. The loan matures on February 24, 2012.  We granted the lender a first priority security interest in all of our assets.  The lender also has the right to convert up to 100% of unpaid principal and interest into shares of our common stock at an exercise price of $0.0906 per share. The Company recognized an imbedded conversion feature present in the convertible note equal to the intrinsic value of the imbedded conversion feature, to additional paid-in capital and a discount against the convertible note.  The debt discount attributed to the beneficial conversion feature is amortized over the convertible note’s maturity period as interest expense.

	April 3, 2010	January 2, 2010
Convertible note payable, interest due monthly at 30% with 23% due and payable currently with 7% deferred each month until December 31, 2009, at which time the deferred interest balance will be added to the note balance. Interest due monthly at 25% with 22% due and payable currently with 3% deferred each month on new draws from December 31, 2009, and all balances from February 26, 2010, until maturity. The note is due February 24, 2012.  The note is convertible into shares of the Company’s common stock at $0.0906 per share, in an amount equal to up to 100% of the outstanding balance at conversion with the remaining balance due in cash.
	$3,418,817	$2,050,000
Debt discount – beneficial conversion feature, net of accumulated amortization of $331,133 and $315,318 at April 3, 2010, and January 2, 2010, respectively.	(121,247)	(137,063)
Note payable, net of debt discount	$3,297,570	$1,912,937

The Loan Agreements grant Aequitas the right to convert up to 100% of unpaid principal and interest into shares of our common stock at an exercise price of $0.0906 at anytime after issuance.  In accordance with ASC 470-20 (formerly, Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios) ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature in the amount of present in the convertible note equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible note during the quarter ended April 3, 2010. The debt discount attributed to the beneficial conversion feature is amortized over the convertible note's maturity period (twenty-three months) as interest expense.

Index

We amortized the convertible note debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense in the amount of $15,815 and $15,818 for the three-month period ended April 3, 2010 and April 4, 2009, respectively.

As of April 3, 2010, the balance owed on the Note was $3,419,000 and is recorded in long-term debt. We are current with our obligations under this Note and are in compliance with all covenants. Other than this facility, there were no other interest bearing debt due by us at April 3, 2010.

5.   Intangible Assets

Intangible assets currently consist of the following:

	April 3, 2010	January 2, 2010

Developed technology	$2,394,873	$2,394,873

Less accumulated amortization	(1,055,879)	(996,112)

Total	$1,338,994	$1,398,761

Amortization of intangible assets included as a charge to income was $59,768 and $59,766 for the three-month periods ended April 3, 2010 and April 4, 2009, respectively.

Based on the Company’s current intangible assets, amortization expense for the five succeeding years will be as follows:

Amortization
Year	Expense
Twelve months ended March 2011	$239,067
Twelve months ended March 2012	239,067
Twelve months ended March 2013	239,067
Twelve months ended March 2014	239,067
Twelve months ended March 2015 and beyond	382,726
Total	$1,338,994

6. Business Concentrations

We produce revenue and therefore accounts receivable through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings. In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenues each year are processed through the PJM Interconnection (PJM). PJM serves as the market for electrical transactions in a specific region in the United States.    Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  These transactions form the basis for our revenue.

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended April 3, 2010, revenues from PJM accounted for $6,831,000 or 97% of revenue. During the three months ended April 4, 2009, revenues from two major customers approximated $766,000 and $338,000 or 63% and 28% of sales respectively.  The revenue of $766,000 was the result of a capacity transaction with a third party energy provider.  The $338,000 of revenue was the result of economic demand response activities.

We do have a concentration of revenue with PJM, however, since PJM is a not-for profit organization which exists to act as a wholesale electricity market, we therefore believe there is not a significant arising from this concentration. Of our participants in PJM programs, there were none whose transactions resulted in revenue that totaled over 10% of our revenue in both the three months ended April 3, 2010 and the three months ended April 4, 2009.

Index

7. Subsequent Events

None

8. Fair Value Measurement

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

Upon adoption of ASC 820, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

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

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs includes; 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, default rates, and 4) market-corroborated inputs.

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

9. Net Income (loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (US Dollars, except per-share amounts,):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income (loss)	$2,081,826	$(2,081,574)
Interest charges applicable to convertible debt	213,378	-
Net Income (loss) used for Net Income per share—diluted calculation	2,295,204	(2,081,574)
Weighted-average shares—basic	95,749,193	95,179,961
Effect of dilutive potential common shares	24,945,212	-
Weighted-average shares—diluted	120,694,405	95,179,961
Net income per share—basic	$0.02	$(0.02)
Net income per share—diluted	$0.02	$(0.02)

Employee equity share options, unvested shares, and similar equity instruments granted by the Company as well as convertible debt are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Note 10. Related party and related party transactions.

Aequitas Management LLC and its associates own approximately 11 % of our common stock and are affiliated to Aequitas Commercial Finance LLC who entered into a debt facility with us, see Note 4 to Unaudited Condensed Consolidated Financial Statements April 3, 2010, for a discussion of the nature of the relationship, description of the transactions, amounts of the transactions for each period presented, and the amounts due to the related party as of each of the balance sheet dates presented.

Index

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of their short-term maturity. The carrying value of the Company’s long term debt approximates fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of EnergyConnect Group, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.

Forward-Looking Statements

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws.  Although the Company believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.   Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Company on file with the Securities and Exchange Commission.

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

Overview

EnergyConnect Group, Inc. is a leading provider of demand response services to the electricity grid. Demand response programs provide grid operators with additional electricity generation capacity by encouraging consumers to curtail their electricity usage.  Historically, to provide a reliable supply of electricity and to avoid service disruption, grid operators have increased power generation by building additional power plants and transmission infrastructure. However, an alternative approach to increasing the supply side of electricity is to use demand response programs to reduce overall peak demand or shift load from peak to off-peak times, thereby optimizing the balance of demand and supply and reducing the need for additional power generation capacity. Demand response programs fall into two main groups: programs made for customers to stand by and respond to a grid event initiated by the grid operator, and programs that rely on customers curtailing their use of electricity based upon price signals.

Index

Through our proprietary software as a service (SaaS) platform, we allow commercial and industrial consumers of electricity to access demand response programs that are offered by the grid and get paid by agreeing to stand by and curtail based upon a grid event or responding to a price signal. Our customers are commercial and industrial consumers of electricity with whom we contract to identify, develop and if necessary implement curtailment strategies. We enroll our customers in demand response programs operated by grid operators, who pay us for standing by or by reducing load by responding to a price signal. We make payments to our customers based on the terms and conditions of their contract with us.

Description of Market

In a wholesale electricity market, such as the energy market operated by Pennsylvania, New Jersey, Maryland Interconnection, LLC (PJM), the market operator is responsible for buying, selling and delivering wholesale electricity thereby balancing the needs of suppliers, wholesale customers and other market participants. These markets operate like a stock exchange, with the price of electricity resulting from matching supply, for example power supplied by the generators, with demand, consisting of the retail, industrial and commercial consumers of electricity. The PJM market uses locational marginal pricing (LMP) that reflects the value of electricity at a specific time and location. If the lowest-priced electricity can reach all locations, prices are the same across the entire grid. If there is congestion and energy cannot flow to all locations, more expensive electricity is ordered to meet that demand. As a result, the LMP is higher in those locations of constraint. Wholesale electricity prices fluctuate based on five-minute intervals across the grid, however most consumers of electricity pay rates that are based on an average price of electricity that includes a hedge premium. This means that most consumers do not see wholesale prices and have no way of reacting to them. We have developed and deployed a software solution that allows our customers to transact in the wholesale market.

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

Day-Ahead

Some grid operators establish Day-Ahead economic markets with forward hourly electricity prices. The price certainty of the Day-Ahead market provides a known return for a specific curtailment strategy, for example, by pre-cooling buildings in early morning hours to create subsequent reductions of energy use in the peak afternoon hours. We provide our customers with all the information and support required to participate in the Day-Ahead electrical energy market.  EnergyConnect is paid for the reduction in usage.  Reductions in excess of the amount committed to the Day-Ahead market are generally paid at the prevailing Real-Time rate. Under-delivery generally must be made up by our customers buying energy at the Real-Time rate.

Index

The Company was incorporated in October 1986 as an Oregon corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Campbell, California.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate, our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Form 10-Q.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We are a leading provider of demand response services to the electricity grid.  Demand response programs provide grid operators with additional electricity generation capacity by encouraging consumers to curtail their electricity usage. Historically, to provide a reliable supply of electricity and to avoid service disruption, grid operators have increased power generation by building additional power plants and transmission infrastructure. However, an alternative approach to increasing the supply side of electricity is to use demand response programs to reduce overall peak demand or shift load from peak to off-peak times, thereby optimizing the balance of demand and supply and reducing the need for additional power generation capacity. Demand response programs fall into two main groups, programs made for customers to stand by and respond to a grid event initiated by the grid operator and programs that rely on customers curtailing their use of electricity based upon price signals.

Through our proprietary software as a service (SaaS) platform, we allow commercial and industrial consumers of electricity to access demand response programs that are offered by the grid and get paid by agreeing to stand by and curtail based upon a grid event or responding to a price signal. Our customers are commercial and industrial consumers of electricity with whom we contract to identify, develop and identify curtailment strategies. We enroll our customers in demand response programs operated by grid operators, who pay us for standing by or by reducing load by responding to a price signal. We in turn pass on a portion of these payments to our customers in accordance with their contract with us.

Under the Capacity program grid operators pay us an annual fee in weekly installments to stand by and provide demand response resources to the grid when the grid calls an event. We record these payments as revenue over the time when we are required to perform under these capacity programs. For some programs our obligation to perform does not match the period over which we are paid by the grid in which case we recognize revenues over the mandatory performance period.

Under the energy programs we are paid by the grid for our commercial and industrial customers ability to reduce electricity usage in response to a price signal from the grid. Through our software we summarize price responsive activity and submit to the grid for payment. At the end of each monthly period the power grid approves the payments, and, we in turn recognize revenue based upon the grid approval.

The vast majority of our revenue in 2009 was processed through the PJM Interconnection (“PJM”). PJM serves as the market for electrical transactions in a specific region in the United States. Our agreement with PJM is an ongoing one as we are members of PJM. These transactions are initiated by building owners, who are our participants. The transactions form the basis for our revenue. We do have a concentration of revenue with PJM, however, since PJM is a not-for profit organization which exists to act as a wholesale electricity market, we therefore believe there is not a significant risk arising from this concentration.

An additional source of our revenue is derived from agreements with the power grid operators whereby a monthly reserve fee is paid for our agreement to be available to provide relief in the form of curtailment of energy usage in times of high energy demand.  We record these payments as revenue over the period during which we are required to perform under these programs.  Under certain programs, our obligation to perform may not coincide with the period over which we receive payments under that program.  In these cases we record revenue over the mandatory performance obligation period and record a receivable for the amount of payments that will be received after that period has been completed.

Some of our contracts with our customers are multi-year contracts for participation in capacity markets where pricing and the customer commitment are known. Contracts signed for delivery in future years form the basis of our backlog. As of April 3, 2010, we had 90 MW of backlog capacity compared to no backlog capacity in 2009.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC 718-10 and ASC 505-50, “Stock Compensation and Equity Based Payments to Non-Employees."  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

We are using the Black-Scholes option-pricing model as our method of valuation for share-based awards.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk-free interest rate.

Stock-based compensation expense recognized for the three months ended April 3, 2010 and April 4, 2009 was approximately $184,702 and $169,245, respectively.

Computation of Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income per share (US Dollars, except per-share amounts,):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income	$2,081,826	$(2,081,574)
Interest charges applicable to convertible debt	213,378	-
Net Income (loss) used for Net Income per share—diluted calculation	2,295,204	(2,081,574)
Weighted-average shares—basic	95,749,193	95,179,961
Effect of dilutive potential common shares	24,945,212	-
Weighted-average shares—diluted	120,694,405	95,179,961
Net income per share—basic	$0.02	$(0.02)
Net income per share—diluted	$0.02	$(0.02)

Employee equity share options, unvested shares, and similar equity instruments granted by the Company as well as convertible debt are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period.  During the three months ended April 4, 2009, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Index

Concentrations

We produce revenue and therefore accounts receivable through agreements with both building owners and the power grid operators. Under our agreements with facilities owners, we use electrical and energy-related products that help energy consumers control energy use in their buildings. In conjunction with this agreement, we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions. These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval. While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenues each year are processed through PJM. PJM serves as the market for electrical transactions in a specific region in the United States.    Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  These transactions form the basis for our revenue.

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.  During the three months ended April 3, 2010, revenues from PJM accounted for $6,830,000 or 97% of revenue. During the three months ended April 4, 2009, revenues from two major customers approximated $766,000 and $338,000, or 63% and 28% of sales, respectively.  The revenue of $766,000 was the result of a capacity transaction with a third party energy provider.  The $338,000 of revenue was the result of economic demand response activities.

We do have a concentration of revenue with PJM, however, since PJM is a not-for profit organization which exists to act as a wholesale electricity market, we therefore believe there is not a significant risk arising from this concentration. Of our participants in PJM programs, there were none whose transactions resulted in revenue that totaled over 10% of our revenue in either the three months ended April 3, 2010 or the three months ended April 4, 2009.

Recent Accounting Pronouncements

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The financial information presented for the three months ended April 3, 2010 and April 4, 2009 represents activity in EnergyConnect Group, Inc. its wholly-owned operating subsidiary, EnergyConnect, Inc (ECI).

Revenue

The Company generates revenue mainly from demand response transactions regulated by a Federal Energy Regulatory Commission (FERC) tariff.  These transactions include economic or price-based programs and capacity programs. Economic or price-based programs entail voluntary, daily opportunities to enter into transactions in the energy markets based on our customers’ responses to fluctuations in hourly energy prices.

Capacity programs allow for payments to partners such as ECI based on energy availability and curtailment when required by an electric grid to stabilize the supply and demand of electricity on the grid.  Also included in the FERC tariff are rules under which we recognize revenue in capacity-based energy programs.

The FERC tariff also allows for other revenue opportunities in helping to meet various needs of electric grids.  We recognize revenue from these programs ratably over the months during which our response is required.

Three months ended April 3, 2010 compared to three months ended April 4, 2009.

Revenue.  Revenue for the three months ended April 3, 2010 was $7,024,000 compared to $1,210,000 for the three months ended April 4, 2009.  This increase in year-over-year quarterly revenue in ECI is primarily a result of revenues from capacity transactions with energy providers totaling approximately $6,600,000, or 94% of revenues. In this transaction, we fulfilled our obligation to provide PJM with approximately 100 MW of capacity in the 2010 RPM program. In the three months ended April 4, 2009,  we had a similar capacity transaction that accounted for $766,000 or 63% of revenues.  For the three months ended April 3, 2010, and the three months ended April 4, 2009, there were no participants whose capacity commitments generated more than 10% of the Company’s total revenue.

Index

Some of our contracts with our customers are multi-year contracts for participation in capacity markets where pricing and the customer commitment are known. Capacity contracts signed with our customers for participation in future years programs form the basis of our backlog. In April 3 2010, we had 90 MW of backlog capacity compared to no backlog capacity in three months ended April 4, 2009.

Cost of Revenues.  Cost of revenues totaled $2,455,000 (or 35% of revenues) for the fiscal quarter ended April 4, 2009, compared to $642,000 (or 53% of revenues) for the same period in the prior year.  Cost of sales includes cost of revenue associated with the capacity transaction, the payments to our participants for transactions initiated by them, partner payments and various other costs required to do business in the grids in which we operate.

Gross Profit.  Gross profit for the three months ended April 3, 2010 was $4,569,000 (or 65% of revenues) compared to $568,000 (or 47% of revenues) for the three months ended April 4, 2009.  This increase in gross margin is due primarily to the recognition of $4,694,000 of gross profit from the capacity transaction.  Future gross profit margins may vary significantly from quarter to quarter based on the sources of revenue recognized in any particular quarter.

Operating Expenses.  Operating expenses were $2,261,000 (32% of revenues) for the three months ended April 3, 2010, compared to $2,571,000 (212% of revenues) in the three months ended April 4, 2009.  Operating expenses are comprised mainly of payroll costs, facilities rent, outside services, insurance, utilities and depreciation.  This decrease in quarter over quarter expenses is primarily due to a reduction in our employee base and to management salary reductions implemented during the first quarter 2009. Included in the current quarter’s expense was $185,000 in non-cash, stock-based compensation expense.  Non-cash, stock based compensation expense totaled $169,000 in the same quarter in 2009.

Interest expense, net and other.  Interest expense, net and other was $226,000 for the three months ended April 3, 2010, compared to interest expense, net and other was $79,000 for the three months ended April 4, 2009.  The increase was due to the full quarter’s interest expense and higher outstanding debt balances in the current quarter from our debt facility with Aequitas. This facility was entered into on February 24, 2009, only one month's interest was expensed in the quarter ended April 4, 2009.

Taxation. We have provided a full valuation allowance on our net deferred tax asset.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under operating and revolving lines of credit.

On February 26, 2009, the Company entered into a $5 million loan agreement with Aequitas.  On December 23, 2009, we amended the agreement. The agreement provides us with a revolving credit facility that enables us to borrow money in a maximum principal amount not to exceed $5 million.  The interest rate for funds borrowed by us in the first 12 month term is 23% with an additional 7% deferred interest per annum.  For the balance of the term and for amounts borrowed under the amendment, the interest rate is 22% with an additional 3% deferred interest per annum. The accrued, deferred interest at 7% shall be added to the current principal balance of the loan at the end of the first twelve month term.  The accrued deferred interest at 3% shall be added to the current principal balance of the loan at the end of each month during the term of the facility. The loan matures on February 24, 2012.  We granted the lender a first priority security interest in all of our assets.  The lender also has the right to convert up to 100% of unpaid principal and interest into shares of our common stock at an exercise price of $0.0906 per share.  While the Company believes that the availability of funds from this debt facility, with cash generated from operations, will be sufficient to meet the Company’s operating capital needs through 2012, conditions may change in the markets in which the Company operates that may cause the borrowing capacity under this debt facility to become limited.  There can be no assurance that the Company will be able to meet the covenants required under the amendment. There can be no assurance that funds will be available under the loan agreements even if we are in compliance with all of the covenants.

Index

Accounts receivable increased to $9,743,000 at April 3, 2010 from $6,811,000 at January 2, 2010.  The increase was primarily due to the creation of an unbilled receivable following the capacity transaction offset by recurring receipt of funds from the ILR capacity program.  We will receive funds from the capacity transaction over the ILR program year on a weekly basis starting in June 2010.  The unbilled receivable from the ILR program which was approximately $3.0 million as of the end of the quarter will decrease ratably through the end of the May 2010.  Our remaining receivables will increase and decrease in accordance with the revenue recognized in each quarter.  The large majority of our revenue, and therefore cash and receivables, is generated through the PJM Interconnection.  PJM serves as the market for electrical transactions in a specific region in the United States.  We are members of PJM, and our relationship with this power grid is perpetual. We do have a concentration of revenue with PJM, however, since PJM is a not-for profit organization which exists to act as a wholesale electricity market, we therefore believe there is not a significant risk arising from this concentration.

Property and equipment, net of depreciation increased to $194,000 at April 3, 2010, compared to $187,000 at January 2, 2010.  This increase was due to approximately $40,000 in additions to fixed assets offset by normal depreciation charges during the period.  We may capitalize purchased software in the coming quarters, but do not anticipate spending significant amounts to acquire other fixed assets for the foreseeable future.

Accounts payable and accrued expenses decreased to $5,945,000 at April 3, 2010 from $7,509,000 at January 2, 2010.  The decrease was primarily due to the recurring payment of funds to participants under the ILR capacity program.  At April 3, 2010, other than normal obligations to vendors, payables consist primarily of payment obligations to our customers, not currently due, in our capacity programs and to normal monthly obligations in our economic programs.

The Company had no commitments for capital expenditures in material amounts at April 3, 2010 or April 4, 2009.

As a result of our history of losses and our experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, our independent registered public accounting firm, in its report included in our January 2, 2010 Form 10-K, has expressed substantial doubt about our ability to continue as going concern.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our CEO and CFO concluded, as of the end of such period,  our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2010 (the "Annual Report"), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Annual Report.

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

Index

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 2010

ENERGYCONNECT GROUP, INC.

By: /s/ Kevin R. Evans
Kevin R. Evans
Chief Executive Officer
(Principal Executive Officer)