Form 10-Q
period 2010-07-03
EnergyConnect Group Inc
filed 2010-08-10
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 000-26226

ENERGYCONNECT GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Oregon	93-0935149
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Campisi Way, Suite 260, Campbell, CA	95008
(Address of Principal Executive Offices)	(Zip Code)

(408) 370-3311
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of August 6, 2010 was 96,458,028 shares.

ENERGYCONNECT GROUP, INC.

FORM 10-Q

Item 1. Financial Statements

ENERGYCONNECT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 3, 2010 AND JANUARY 2, 2010

	July 3,	January 2,
	2010	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$538,944	$1,062,306
Certificates of deposit	33,400	100,200
Accounts receivable, net of allowance of $0 as of July 3, 2010 and January 2, 2010	11,636,155	6,811,495
Other current assets	120,249	137,042
Total current assets	12,328,748	8,111,043

Property and equipment, net	198,392	187,085
Intangible assets, net (Note 5)	1,279,228	1,398,761
Other assets	153,370	78,035
	$13,959,738	$9,774,924

Current liabilities:
Accounts payable and accrued expenses	$7,935,674	$7,508,561
Other current liabilities	469,564	324,886
Total current liabilities	8,405,238	7,833,447

Long-term liabilities:
Note payable, net of debt discount (Note 4)	3,642,626	1,912,937

Commitments and contingencies	—	—

Shareholders’ equity :
Common stock, no par value, 225,000,000 shares authorized, 96,458,028 and 95,629,961 shares issued and outstanding at July 3 and January 2, 2010, respectively (Note 2)	122,817,104	121,926,000
Common stock warrants (Note 3)	36,098,289	36,098,289
Accumulated deficit	(157,003,519)	(157,995,749)
Total shareholders’ equity	1,911,874	28,540
	$13,959,738	$9,774,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Revenue	$6,442,099	$7,521,756	$13,465,932	$8,731,967
Cost of revenue	4,697,850	4,297,783	7,152,441	4,939,772
Gross profit	1,744,249	3,223,973	6,313,491	3,792,195

Operating expenses
Sales, general and administrative	2,527,729	2,310,748	4,788,806	4,879,887

Income (loss) from operations	(783,480)	913,225	1,524,685	(1,087,692)

Other income (expense)
Interest expense, net and other	(306,116)	(312,175)	(532,455)	(392,832)

Income (loss) before provision for income taxes	(1,089,596)	601,050	992,230	(1,480,524)

Provision for income taxes	—	—	—	—

Net income (loss)	$(1,089,596)	$601,050	$992,230	$(1,480,524)

Net income (loss) per share:
Basic	$(0.01)	$0.01	$0.01	$(0.02)
Diluted	$(0.01)	$0.01	$0.01	$(0.02)

Shares used in per share calculations:
Basic	96,240,767	95,491,501	95,994,980	95,335,732
Diluted	96,240,767	99,593,306	99,277,748	95,335,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYCONNECT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income (loss)	$992,230	$(1,480,524)
Add (deduct):
Depreciation of equipment	68,845	72,841
Amortization of intangible assets	119,533	119,533
Stock-based compensation related to options	233,780	360,438
Stock-based compensation related to restricted stock	81,000	54,000
Amortization and write-off of debt discount	67,292	121,512

Changes in current assets and liabilities:
Certificates of deposit	66,800	200,000
Accounts receivable	(4,824,660)	(1,351,616)
Other current assets	3,293	(95,538)
Other assets	(75,335)	—
Accounts payable and accrued expenses	427,113	(970,151)
Other current liabilities	144,678	189,693

Net cash used in operating activities	(2,695,431)	(2,779,812)

Cash flows from investing activities:
Purchases of fixed assets	(80,152)	(79,364)
Capitalized patent costs	—	(4,206)

Net cash used in investing activities	(80,152)	(83,570)

Cash flows from financing activities:
Repayments on line of credit	—	(117,257)
Proceeds from debt financing, net of repayments	2,204,834	2,850,000
Collection of notes receivable for exercise of stock options	13,786	—
Proceeds from exercise of options	33,601	—

Net cash provided by financing activities	2,252,221	2,732,743

Net decrease in cash and cash equivalents	(523,362)	(130,639)

Cash and cash equivalents, beginning of period	1,062,306	410,101

Cash and cash equivalents, end of period	$538,944	$279,462

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$381,281	$291,998
Cash paid during the period for income taxes	$12,761	$—

Supplemental schedule of non-cash financing and investing activities:
Debt discount	$542,437	$452,381
Repayment of note receivable via surrender of stock	$13,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYCONNECT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2010

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

In the opinion of management, all entries considered necessary for a fair presentation have been included.  The results from operations for the three and six-month periods ended July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending January 1, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 2, 2010 financial statements and footnotes thereto included in the Company’s Form 10-K.

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

Through our proprietary software as a service (SaaS) platform, we allow commercial and industrial consumers of electricity to access demand response programs that are offered by the grid and get paid by agreeing to stand by and curtail based upon a grid event or responding to a price signal.  Our customers are commercial and industrial consumers of electricity with whom we contract to identify, develop and if necessary implement curtailment strategies.  We enroll our customers in demand response programs operated by grid operators, who pay us for standing by or for reducing load by responding to a price signal.  We in turn pass on a portion of these payments to our customers in accordance with their contract with us.

The Company was incorporated in October 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  In 2009 we moved our corporate headquarters from Lake Oswego, Oregon, to Campbell, California.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements for the year ended January 2, 2010, the Company incurred net losses of $3,222,021 and generated negative cash flow from operations in the amount of $1,253,762.  In the six months ended July 3, 2010, the Company had net income of $992,230, but generated negative cash flow from operations in the amount of $2,695,431.  These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

In February 2009, and as amended in December 2009, the Company entered into a secured debt facility that will supplement the Company’s cash needs for 2010 and beyond.  While we believe our cash availability under this debt facility along with cash generated by operations will be adequate for the next twelve months, we may need to obtain additional capital in order to sustain and expand operations and become profitable.  In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders while remaining in compliance with the terms of our debt facility.  There can be no assurance that we will be successful in obtaining additional funding.

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

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits.  However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms, or is no longer in compliance with the terms of its debt facility, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.  If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending January 1, 2011.  The Company’s last fiscal year was the 52-week period ended January 2, 2010.  The Company’s second fiscal quarters in fiscal 2010 and 2009 were the 13-week periods ended July 3, 2010 and July 4, 2009, respectively.

Revenue Recognition

We provide grid operators with products similar to those the grid operator purchases from electric power generators. Our products can be grouped into two main categories: “Capacity” and “Economic”.

The Capacity programs are designed to curtail usage during times when an electrical grid approaches its capacity limits of electrical generation just before a blackout or brownout.  Customers in the capacity program are generally paid a fee to be on standby to respond on several hours’ notice to a request from the grid to reduce electrical usage for a specified period.

The Economic programs differ from the capacity programs as they allow commercial and industrial consumers of electricity to curtail usage at their discretion based on price signals from the grid.  Participants in such programs are paid for their discretionary performance rather than being paid to standby and curtail based on a request from the grid.

Under the Capacity programs grid operators pay us an annual fee in weekly installments to stand by and provide demand response resources to the grid when the grid calls an event.  We record these payments as revenue over the time when we are required to perform under these capacity programs.  For some programs our obligation to perform does not match the period over which we are paid by the grid in which case we recognize revenues over the mandatory performance period.

Under the Economic programs we are paid by the grid for our commercial and industrial customers’ ability to reduce electricity usage in response to a price signal from the grid.  Through our software we summarize price responsive activity and submit to the grid for payment.  At the end of each monthly period the power grid approves the payments, and we in turn recognize revenue based upon the grid approval.

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

The vast majority of our revenue in 2009, and in the first six months of 2010, was processed through the Pennsylvania, New Jersey, Maryland Interconnection, LLC (“PJM”).  PJM serves as the market for electrical transactions in a specific region in the United States.  Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  The transactions form the basis for our revenue.  We do have a concentration of revenue with PJM, however, we do not believe there is a significant risk arising from this concentration.

New Accounting Pronouncements

In April 2010, the FASB issued ASC Update No. 2010-17, Milestone Method of Revenue Recognition (ASU 2010-17).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual reporting periods beginning after June 15, 2010, with early adoption permitted.  The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  The adoption of this standard did not and will not have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25.  This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements.  Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price.  This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year.  Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements.  We adopted this standard effective April 4, 2010, and its adoption did not have a material impact on our consolidated financial position or results of operations.

2.	Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value.  As of July 3, 2010 and January 2, 2010, there were no preferred shares outstanding.  The Company has authorized 225,000,000 shares of Common Stock, no par value.  As of July 3, 2010, and January 2, 2010, the Company had 96,458,028 and 95,629,961 shares of common stock issued and outstanding, respectively.  During the six months ended July 3, 2010, the Company issued 478,067 shares of common stock due to the exercise of options, and retired 100,000 shares as partial repayment of a note receivable from an employee.  No options were exercised or shares retired in the six months ended July 4, 2009.  Also, during each of the six month periods ended July 3, 2010 and July 4, 2009, the Company issued an aggregate of 450,000 shares of common stock, all of which were issued to directors for their services on the Company’s board.

3.	Stock Options and Warrants

Stock Incentive Plan

The Company presently grants awards under the 2004 Stock Incentive Plan, as amended (the “Plan”).  The purpose of the Plan is to enable the Company to attract and retain the services of (1) selected employees, officers and directors of the Company or of any subsidiary of the Company and (2) selected nonemployee agents, consultants, advisors, persons involved in the sale or distribution of the Company’s products and independent contractors of the Company or any subsidiary.  The Plan is administered by the Compensation Committee of the Board of Directors, who may grant various awards, including Incentive Stock Options (“ISOs”), Non-Statutory Stock Options (“NSOs”), Stock Appreciation Rights and Restricted Shares.

The Company has issued both options and restricted stock under the Plan.  Restricted stock grants afford the recipient the opportunity to receive shares of common stock, subject to certain terms, whereas options give them the right to purchase common stock at a set price.  The Company’s options generally have vesting restrictions that are eliminated over a four-year period, although vesting may be over a shorter period, or may occur on the grant date, depending on the terms of each individual award.

A summary of stock option and restricted stock transactions in the six months ended July 3, 2010 is as follows:

		Stock Options		Restricted Stock
	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-Date Fair Value

Balance at January 3, 2010	1,626,444	14,509,530	$0.29	—	$—
Granted	(1,135,000)	1,135,000	$0.15	—	$—
Granted – restricted stock	(450,000)	—	$—	450,000	$0.18
Exercised	—	(478,067)	$0.07	—	$—
Vested – restricted stock	—	—	$—	(450,000)	$0.18
Cancelled or expired	1,704,541	(1,704,541)	$0.52	—	$—

Balance at July 3, 2010	1,745,985	13,461,922	$0.26	—	$—

The Company received $33,601 for the 478,067 options exercised during the six months ended July 3, 2010, which had an intrinsic value of $30,056.  There were no options exercised during the six months ended July 4, 2009.

The following table summarizes information concerning options outstanding and exercisable as of July 3, 2010, with the first line showing options that were in-the-money:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of July 3, 2010	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of July 3, 2010	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.050 - $0.149	10,070,310	6.77	$0.09	3,251,402	6.44	$0.08
$0.150 - $2.702	3,391,612	2.04	$0.77	2,678,505	1.06	$0.82

	13,461,922	5.58	$0.26	5,929,907	4.01	$0.42

The aggregate intrinsic value of options outstanding and exercisable at July 3, 2010 was $606,311 and $211,478, respectively.  Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The fair value of stock options vested in the six months ended July 3, 2010 and July 4, 2009 was $365,070 and $288,129, respectively.  The weighted average grant date fair value of all options granted in the six months ended July 3, 2010 and July 4, 2009 was $0.10 and $0.08, respectively, computed using the Black-Scholes pricing model and the following assumptions:

	2010	2009
Risk-free interest rate	2.06 – 2.60%	1.85 – 2.25%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	83%	118%

The amounts expensed for stock-based compensation related to options totaled $130,078 and $191,193 for the three months ended July 3, 2010 and July 4, 2009, respectively, and $233,780 and $360,438 for the six months ended July 3, 2010 and July 4, 2009, respectively.  No restricted stock was awarded in the three months ended July 3, 2010.  Amounts expensed for stock-based compensation related to restricted stock awards totaled $54,000 for the three months ended July 4, 2009.  The amounts expensed for stock-based compensation related to restricted stock awards totaled $81,000 and $54,000 for the six months ended July 3, 2010 and July 4, 2009, respectively.  All of these expenses relate to awards to four independent directors of the Company in connection with their services as directors.  These awards granted the directors a total of 450,000 shares of the Company’s common stock each year (Note 2).  These shares are restricted from transfer, except as permitted for estate planning purposes, until January 15 of the year following the award.

At July 3, 2010, the total stock-based compensation cost not yet recognized was $837,647.  This cost is expected to be recognized over an estimated weighted average amortization period of 2.35 years.  No amounts related to stock-based compensation costs have been capitalized.  The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

Common Stock Warrants

The Company has various warrants to purchase shares of its common stock outstanding, which were issued in conjunction with private placements, acquisitions and debt issuance, or in exchange for services received.  All warrants contain standard anti-dilution clauses in the event of recapitalization, stock splits or combinations, merger or reorganization, dividends or distributions and similar equity adjustments, but none of the warrants outstanding on July 3, 2010 contain anti-dilution provisions that would prevent them from being considered indexed to the Company’s own stock, so they are all accounted for within Stockholders’ Equity.

A summary of changes in the number of outstanding common stock warrants in the six months ended July 3, 2010 is as follows:

Balance on January 3, 2010	During the Six Months Ended July 3, 2010			Balance on July 3, 2010	Exercise Price	Expiration Date
	Granted	Exercised	Forfeited

316,425	—	—	(316,425)	—	$0.38	March to July 2010
100,000	—	—	—	100,000	$0.40	May 2013
4,565,874	—	—	—	4,565,874	$0.60	May 2013
2,752,323	—	—	—	2,752,323	$0.90	September 2010
19,695,433	—	—	—	19,695,433	$2.58	October 2010
5,625,000	—	—	—	5,625,000	$3.00	June 2011

33,055,055	—	—	(316,425)	32,738,630

4.	Debt

Debt Facility

On February 26, 2009, the Company entered into a $5 million loan agreement with Aequitas Commercial Finance, LLC (“Aequitas”).  On December 23, 2009, the Company entered into an amendment of the convertible debt agreement.  This loan agreement, as amended, provides us with a debt facility that enables us to borrow money in a maximum principal amount not to exceed $5 million.  The interest rate for funds borrowed by us in the first 12 month term was 23% payable monthly in arrears, with an additional 7% deferred interest per annum.  For the balance of the term, and for all amounts borrowed under the amendment, the interest rate is 22% payable monthly in arrears, with an additional 3% deferred interest per annum.  The accrued deferred interest at 7% was added to the current principal balance of the loan at the end of the first twelve-month term.  The accrued deferred interest at 3% is added to the current principal balance of the loan at the end of each month during the term of the facility.  The loan matures on February 24, 2012.  We granted the lender a first priority security interest in all of our assets.  The lender also has the right to convert up to 100% of unpaid principal and interest into shares of our common stock at an exercise price of $0.0906 per share.  In 2009, the Company recognized an imbedded conversion feature present in the convertible note (which equaled the intrinsic value of the conversion option on each date funds were drawn down from the facility), as additional paid-in capital and as a discount against the convertible note.  This debt discount attributed to the beneficial conversion feature is being amortized over the convertible note’s maturity period as interest expense.  The intrinsic value recognized was $452,381 in the year ended January 2, 2010, which was recorded as both additional paid-in capital and as a discount against the convertible note.  In the three months ended April 3, 2010, the Company’s share price was below the conversion price on each date that the principal balance outstanding on the facility increased, and thus no beneficial conversion option was recognized.  In the three months ended July 3, 2010, the Company recognized a further $542,437 as additional paid-in capital and as a discount against the convertible note.

The balance of this debt facility comprises the following at July 3, 2010 and January 2, 2010:

	July 3, 2010	January 2, 2010
Convertible note payable:
Draw-down of principal, net	$4,050,000	$2,050,000
Deferred interest added to principal	204,834	–
Net principal balance	4,254,834	2,050,000
Debt discount – beneficial conversion feature, net of accumulated amortization of $382,610 and $315,318 at July 3, 2010, and January 2, 2010, respectively.	(612,208)	(137,063)
Note payable, net of debt discount	$3,642,626	$1,912,937

We amortized the convertible note debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense in the amount of $51,477 and $105,694 for the three month periods ended July 3, 2010 and July 4, 2009, respectively, and $67,292 and $121,512 for the six month periods ended July 3, 2010 and July 4, 2009, respectively.  The debt discount attributed to the beneficial conversion feature is being amortized over the convertible note’s maturity period (twenty months remaining at July 3, 2010).

Interest paid to Aequitas totaled $205,493 and $155,076 for the three months ended July 3, 2010 and July 4, 2009, respectively, and $379,446 and $194,775 for the six months ended July 3, 2010 and July 4, 2009, respectively.  In addition, the Company has paid Aequitas fees of $3,000 per month since March 2009.

As of July 3, 2010, the balance owed on the debt facility (including deferred interest) of $4,254,834 is recorded in long-term debt. We are current with our obligations under this agreement and are in compliance with all covenants.  Other than this facility, there were no interest-bearing debts due by us at July 3, 2010.

5.	Intangible Assets

Intangible assets currently consist of the following:

	July 3, 2010	January 2, 2010

Developed technology	$2,394,873	$2,394,873

Less: accumulated amortization	(1,115,645)	(996,112)

Net Intangible Assets	$1,279,228	$1,398,761

Amortization of intangible assets included as a charge to income was $119,533 for each of the six month periods ended July 3, 2010 and July 4, 2009.

Based on the Company’s current intangible assets, amortization expense for the next five years will be as follows:

Year	Amortization Expense
Twelve months ended June 2011	$239,067
Twelve months ended June 2012	239,067
Twelve months ended June 2013	239,067
Twelve months ended June 2014	239,067
Twelve months ended June 2015 and beyond	322,960
Total	$1,279,228

6.	Business Concentrations

We record revenue and therefore accounts receivable through agreements with both building owners and the power grid operators.  Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings.  In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions.  These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval.  While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenues each year are processed through PJM,  which serves as the market for electrical transactions in a specific region in the United States.  Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  These transactions form the basis for our revenue.

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.

During the three months ended July 3, 2010, sales to one customer, PJM, accounted for $5,423,000, or 84% of revenue.  Our sales to PJM are made up of a number of transactions with participants.  There was no single participant that accounted for 10% or more of our revenue.  During the three months ended July 4, 2009, sales to PJM and one other customer accounted for $5,693,000 and $1,066,000, or 76% and 14% of sales, respectively.  One participant’s capacity commitments resulted in revenue of $1,446,000 from PJM, representing 19% of our total revenue for the quarter ended July 4, 2009.

During the six months ended July 3, 2010, sales to one customer, PJM, accounted for $12,253,000, or 91% of revenue.  There was no single participant that accounted for 10% or more of our revenue.  During the six months ended July 4, 2009, sales to PJM and one other customer accounted for $6,031,000 and $1,832,000, or 69% and 21% of sales, respectively.  One participant’s capacity commitments resulted in revenue of $1,446,000 from PJM, representing 17% of our total revenue for the six months ended July 4, 2009.

We do have a concentration of revenue with PJM, however, we do not believe there is a significant risk arising from this concentration.

7.	Net Income (loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net income (loss)	$(1,089,596)	$601,050	$992,230	$(1,480,524)
Interest charges applicable to convertible debt	––	—	––	—
Net income (loss) used for net income per share—diluted calculation	$(1,089,516)	$601,050	992,230	$(1,480,524)

Weighted-average shares—basic	96,240,767	95,491,501	95,994,980	95,335,732
Common share equivalents from exercise of stock options	––	4,101,805	3,282,768	—

Weighted-average shares—diluted	96,240,767	99,593,306	99,277,748	95,335,732

Net income per share—basic	$(0.01)	$0.01	$0.01	$(0.02)

Net income per share—diluted	$(0.01)	$0.01	$0.01	$(0.02)

Interest charges applicable to convertible debt and the shares that would be issuable on conversion were not reflected the calculation of diluted EPS in the six months ended July 3, 2010, or in the three months ended July 4, 2009, as the effect would be anti-dilutive.  The following potential common shares arising from stock options, warrants, and convertible debt were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Shares issuable upon exercise of outstanding options	13,451,382	9,323,703	3,564,134	13,574,230

Shares issuable upon exercise of outstanding warrants	32,989,649	33,055,055	33,021,829	33,055,055

Shares issuable upon conversion of convertible note	41,729,504	29,843,777	38,736,474	20,531,621

Total common share equivalents excluded from denominator for diluted EPS computation	88,170,535	72,222,535	75,322,437	67,160,906

Employee share options, unvested shares, warrants and similar equity instruments granted by the Company, as well as convertible debt, are treated as potential common shares outstanding in computing diluted earnings per share.  Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method.  Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

8.	Fair Value Measurement

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 inputs are observable inputs and use quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date and are deemed to be most reliable measure of fair value.

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs include 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, default rates, and 4) market-corroborated inputs.

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of their short-term maturity.  The carrying value of the Company’s long term debt approximates fair value.

9.	Related party and related party transactions

The Company has a debt facility with Aequitas Commercial Finance LLC, an affiliate of Aequitas Management LLC which, with its associates, had beneficial ownership of approximately 11% of the Company at July 3, 2010.  One of the Company’s directors, William McCormick, is also an advisor of Aequitas Management LLC.  See Note 4 above for a description and the total amounts of the transactions for each period presented, and the amounts due to the related party as of each of the balance sheet dates presented.

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

Description of Market

In a wholesale electricity market, such as the energy market operated by Pennsylvania, New Jersey, Maryland Interconnection, LLC (“PJM”), the market operator is responsible for buying, selling and delivering wholesale electricity thereby balancing the needs of suppliers, wholesale customers and other market participants.  These markets operate like a stock exchange, with the price of electricity resulting from matching supply, for example power supplied by the generators, with demand, consisting of the retail, industrial and commercial consumers of electricity.  The PJM market uses locational marginal pricing (“LMP”) that reflects the value of electricity at a specific time and location.  If the lowest-priced electricity can reach all locations, prices are the same across the entire grid.  If there is congestion and energy cannot flow to all locations, more expensive electricity is ordered to meet that demand.  As a result, the LMP is higher in those locations of constraint.  Wholesale electricity prices fluctuate based on five-minute intervals across the grid, however most consumers of electricity pay rates that are based on an average price of electricity that includes a hedge premium.  This means that most consumers do not see wholesale prices and have no way of reacting to them.  We have developed and deployed a software solution that allows our customers to transact in the wholesale market.

The energy market consists of Day-Ahead and Real-Time, or Day-Of, markets.  The Day-Ahead market is a forward market in which hourly LMPs are calculated for the next operating day based on generation offers, demand bids and scheduled bilateral transactions.  The Real-Time market is a spot market in which LMPs are calculated at five-minute intervals based on actual grid operating conditions.

Real-Time Response

Our customers reduce their usage of electricity based on a pre-determined curtailment strategy they have developed and estimated prices for wholesale electricity that we provide.  EnergyConnect is paid for the actual measured reduction in electricity usage expressed either in kilowatts per hour (KW) or megawatts per hour (MW) at the actual LMP less the customer’s retail rate.  We in turn pay our customers a percentage of the payment we receive based upon our individual contracts with these customers.

Real-Time Dispatch

Our customers reduce their usage of electricity in response to requests by the grid operator.  The grid operator notifies us of an emergency event, we in turn notify our customers of their need to reduce demand.  EnergyConnect is paid for our customers standing by to respond to the grid operator’s request to curtail.  We in turn pay our customers a percentage of the payment we receive based upon our individual contracts with these customers.

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

Revenue Recognition

We provide grid operators with products similar to those the grid operator purchases from electric power generators. Our products can be grouped into two main categories: “Capacity” and “Economic”.

The Capacity programs are designed to curtail usage during times when an electrical grid approaches its capacity limits of electrical generation just before a blackout or brownout.  Customers in the capacity program are generally paid a fee to be on standby to respond on several hours’ notice to a request from the grid to reduce electrical usage for a specified period.

The Economic programs differ from the capacity programs as they allow commercial and industrial consumers of electricity to curtail usage at their discretion based on price signals from the grid.  Participants in such programs are paid for their discretionary performance rather than being paid to standby and curtail based on a request from the grid.

Under the Capacity programs grid operators pay us an annual fee in weekly installments to stand by and provide demand response resources to the grid when the grid calls an event.  We record these payments as revenue over the time when we are required to perform under these capacity programs.  For some programs our obligation to perform does not match the period over which we are paid by the grid in which case we recognize revenues over the mandatory performance period.

Under the Economic programs we are paid by the grid for our commercial and industrial customers’ ability to reduce electricity usage in response to a price signal from the grid.  Through our software we summarize price responsive activity and submit to the grid for payment.  At the end of each monthly period the power grid approves the payments, and, we in turn recognize revenue based upon the grid approval.

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

The vast majority of our revenue in 2009, and in the first six months of 2010, was processed through PJM, which serves as the market for electrical transactions in a specific region in the United States.  Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  The transactions form the basis for our revenue.  We do have a concentration of revenue with PJM, however, we do not believe there is a significant risk arising from this concentration.

Some of our contracts with our customers are multi-year contracts for participation in capacity markets where both the pricing and the customer’s commitment are known.  Contracts signed for delivery in future years form the basis of our backlog.  As of July 3, 2010, we had approximately 118 MW of backlog capacity with our customers compared to no backlog capacity in 2009.

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

Impairment of Intangible and Long-Lived Assets

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets.  If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.  If assets are determined to be recoverable but the useful lives are shorter than originally estimated, we depreciate or amortize the net book value of the asset over the newly determined remaining useful lives.

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC 718-10 and ASC 505-50, “Stock Compensation and Equity Based Payments to Non-Employees”.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

The weighted average grant date fair value of all options granted in the six months ended July 3, 2010 and July 4, 2009 was $0.10 and $0.08, respectively.  These fair values were computed using the Black-Scholes pricing model, and were based on the option exercise and the following assumptions:

	2010	2009
Risk-free interest rate	2.06 – 2.60%	1.85 – 2.25%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	83%	118%

Stock-based compensation expense recognized for the three months ended July 3, 2010 and July 4, 2009 was approximately $130,078 and $245,193, respectively, and for the six months ended July 3, 2010 and July 4, 2009 was approximately $314,780 and $414,438, respectively.

Results of Operations

The financial information presented for the three and six months ended July 3, 2010 and July 4, 2009 represents activity in EnergyConnect Group, Inc. and its wholly-owned operating subsidiary, EnergyConnect, Inc (ECI).

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

Revenue for the three months ended July 3, 2010 was $6,442,000 compared to $7,522,000 for the three months ended July 4, 2009, a reduction of 14.4%.  This decrease in year-over-year quarterly revenue in ECI is due primarily to the inclusion of a capacity transaction in 2009 that was not repeated in 2010.  In 2010, PJM capacity revenues from the annual program were $5,183,000 and there were no capacity transactions.  PJM capacity revenues in 2009 were $6,387,000 and included $3,319,000 in revenues from a capacity transaction.

Revenue for the six months ended July 3, 2010 was $13,466,000 compared to $8,732,000 for the six months ended July 4, 2009, an increase of $4,734,000 or 54.2%.  The increase was primarily due to increased revenues from capacity transactions of $2,493,000 and increased revenues from the annual program of $2,115,000.

Gross Profit.  Gross profit for the three months ended July 3, 2010 was $1,744,000 (or 27.1% of revenue) compared to $3,224,000 (or 42.9% of revenue) for the same period in 2009.  This decrease in gross margin is due to the $2,257,000 gross profit generated by the high margin capacity transactions that were included in our second quarter of 2009.

Gross profit for the six months ended July 3, 2010 was $6,314,000 (or 46.9% of revenue) compared to $3,792,000 (or 43.4% of revenue) for the same period in 2009.  This increase is attributable to the $4,694,000 gross profit generated by the high margin capacity transaction completed in the first quarter of 2010.

Gross profit comprises revenue, less the related amounts due to our participants for capacity commitments made by them, and for transactions initiated by them, and various costs required to do business in the grids in which we operate.  Future gross profit margins will depend on the Company’s ability to sign contracts with participants for appropriate percentages for the duration of the contract term.

Operating Expenses.  Operating expenses were $2,528,000 (39.2% of revenue) for the three months ended July 3, 2010, compared to $2,311,000 (30.7% of revenue) for the three months ended July 4, 2009, an increase of 9.4%.  This increase in expenses is primarily due to an increase in legal and professional fees of $72,000, employee costs, including salaries, of $185,000 and rent of $34,000, offset by a reduction in non-cash stock-based compensation of $115,000.

Operating expenses were $4,789,000 (35.6% of revenue) for the six months ended July 3, 2010, compared to $4,880,000 (55.9% of revenue) for the six months ended July 4, 2009, a decrease of 1.9%.  The decrease in expenses is primarily due to a reduction in legal and professional fees of $175,000 and in non-cash stock-based compensation of $100,000, offset by an increase in employee costs, including salaries, of $97,000 and rent of $43,000.

Interest expense, net and other.  Net interest expense was $306,000 for the three months ended July 3, 2010, compared to $312,000 for the three months ended July 4, 2009.  Net interest expense was $532,000 for the six months ended July 3, 2010 compared to $393,000 for the six months ended July 4, 2009.  Net interest expense in both 2010 and 2009 comprised mainly interest expense incurred under the Company’s debt facility and amortization of debt discount associated with the beneficial conversion feature of the debt facility.  Net interest expense in both periods in 2010 increased due to higher average aggregate borrowings, offset by a reduction in interest rates.

Taxation.  We have provided a full valuation allowance on our net deferred tax asset.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under operating and revolving lines of credit.

On February 26, 2009, the Company entered into a $5 million loan agreement with Aequitas.  On December 23, 2009, we amended the agreement.  The agreement, as amended, provides us with a revolving credit facility that enables us to borrow money in a maximum principal amount not to exceed $5 million.  The interest rate for funds borrowed by us in the first 12 month term was 23% with an additional 7% deferred interest per annum.  For the balance of the term and for amounts borrowed under the amendment, the interest rate is 22% with an additional 3% deferred interest per annum.  The accrued, deferred interest at 7% was added to the current principal balance of the loan at the end of the first twelve month term.  The accrued deferred interest at 3% is added to the current principal balance of the loan at the end of each month during the term of the facility.  The loan matures on February 24, 2012.  We granted the lender a first priority security interest in all of our assets.  The lender also has the right to convert up to 100% of unpaid principal and interest into shares of our common stock at an exercise price of $0.0906 per share.  While the Company believes that the availability of funds from this debt facility, with cash generated from operations, will be sufficient to meet the Company’s operating capital needs through 2012, conditions may change in the markets in which the Company operates that may cause the borrowing capacity under this debt facility to become limited.  There can be no assurance that the Company will be able to meet the covenants required under the amendment.  There can be no assurance that funds will be available under the loan agreements even if we are in compliance with all of the covenants.

At July 3, 2010, the Company had positive working capital of approximately $3,924,000, compared to approximately $278,000 at January 2, 2010.  Its primary source of liquidity consisted of cash advances under its debt facility and cash generated from operations.  The restriction on a certificate of deposit for $66,800 as at January 2, 2010 was released during the three months ended July 3, 2010.

Accounts receivable increased to $11,636,000 at July 3, 2010 from $6,811,000 at January 2, 2010.  The increase was primarily due to the creation of a receivable of approximately $6.5 million following the recognition of revenue from a capacity transaction in the three months ended April 3, 2010, and the recognition of revenue and receivables from the 2010-2011 PJM capacity program, offset by a reduction in receivables from the 2009-2010 PJM capacity program.  We receive funds from this capacity transaction over the PJM program year on a weekly basis starting in June 2010.  Our remaining receivables will increase and decrease in accordance with the revenue recognized in each quarter.  The large majority of our revenue, and therefore cash and receivables, is generated through PJM, which serves as the market for electrical transactions in a specific region in the United States.  We are members of PJM, and our relationship with this power grid is perpetual.  We do have a concentration of revenue with PJM, however, we do not believe there is a significant risk arising from this concentration.

Property and equipment, net of depreciation increased to $198,000 at July 3, 2010, compared to $187,000 at January 2, 2010.  This increase was due to approximately $80,000 in additions to fixed assets offset by normal depreciation charges of $69,000 during the period.  We may capitalize purchased software in the coming quarters, but do not anticipate spending significant amounts to acquire other fixed assets for the foreseeable future.

Accounts payable and accrued expenses increased to $7,936,000 at July 3, 2010 from $7,509,000 at January 2, 2010.  The increase was primarily due to incurring liabilities to participants under the 2010-2011 PJM capacity program.  At July 3, 2010, other than normal obligations to vendors, payables consist primarily of payment obligations to participants in our capacity programs, not currently due, and to normal monthly obligations in our economic programs.

The Company had no commitments for capital expenditures in material amounts at July 3, 2010.

As a result of our history of losses and our experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, our independent registered public accounting firm, in its report included in our January 2, 2010 Form 10-K, expressed substantial doubt about our ability to continue as going concern.

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

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits.  However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms, or is no longer in compliance with the terms of its debt facility, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.  If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Concentrations

We record revenue and therefore accounts receivable through agreements with both building owners and the power grid operators.  Under our agreements with facilities owners, we use electrical and energy related products that help energy consumers control energy use in their buildings.  In conjunction with this agreement we are members of the power grid operators and have agreed to provide the grids with energy, capacity, and related ancillary services during specified times and under specified conditions.  These transactions are summarized at the end of each monthly period and submitted to the power grids for settlement and approval.  While the power grids are our customers, they are primarily a conduit through which these electrical curtailment transactions are processed.  The vast majority of our revenues each year are processed through PJM, which serves as the market for electrical transactions in a specific region in the United States.  Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  These transactions form the basis for our revenue.

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable.

During the three months ended July 3, 2010, sales to one customer, PJM, accounted for $5,423,000, or 84% of revenue.  Our sales to PJM are made up of a number of transactions with participants.  There was no single participant that accounted for 10% or more of our revenue.  During the three months ended July 4, 2009, sales to PJM and one other customer accounted for $5,693,000 and $1,066,000, or 76% and 14% of revenue, respectively.  One participant’s capacity commitments resulted in revenue of $1,446,000 from PJM, representing 19% of our total revenue for the quarter ended July 4, 2009.

During the six months ended July 3, 2010, sales to one customer, PJM, accounted for $12,253,000, or 91% of revenue.  There was no single participant that accounted for 10% or more of our revenue.  During the six months ended July 4, 2009, sales to PJM and one other customer accounted for $6,031,000 and $1,832,000, or 69% and 21% of revenue, respectively.  One participant’s capacity commitments resulted in revenue of $1,446,000 from PJM, representing 17% of our total revenue for the six months ended July 4, 2009.

We do have a concentration of revenue with PJM, however, we do not believe there is a significant risk arising from this concentration.

Recent Accounting Pronouncements

See the “New Accounting Pronouncements” in Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the second quarter of 2010, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our CEO and CFO concluded, as of the end of such period, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 7 (Management’s Discussion and Analysis of Financial Condition and Plan of Operation) of our Annual Report on Form 10-K for the year ended January 2, 2010 (the “Annual Report”), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Annual Report.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) The exhibits filed as part of this report are listed below:

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 10, 2010

ENERGYCONNECT GROUP, INC.

By: /s/ Kevin R. Evans
Kevin R. Evans
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.