Form 10-Q
period 2010-10-02
EnergyConnect Group Inc
filed 2010-11-09
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2010 was 133,102,130 shares.

ENERGYCONNECT GROUP, INC.

FORM 10-Q

Item 1. Financial Statements

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 2, 2010 AND JANUARY 2, 2010

	October 2, 2010	January 2, 2010
Current assets:	(Unaudited)
Cash and cash equivalents	$3,513,167	$1,062,306
Accounts receivable, net of zero allowance	20,329,008	6,811,495
Other current assets	374,707	237,242
Total current assets	24,216,882	8,111,043

Property and equipment, net	190,353	187,085
Intangible assets, net (Note 5)	1,219,462	1,398,761
Other assets	236,282	78,035
	$25,862,979	$9,774,924

Current liabilities:
Accounts payable and accrued expenses	$18,534,355	$7,508,561
Other current liabilities	483,134	324,886
Total current liabilities	19,017,489	7,833,447

Long-term liabilities:
Note payable, net of debt discount (Note 4)	––	1,912,937

Commitments and contingencies	—	—

Shareholders’ equity :
Common stock, no par value, 225,000,000 shares authorized, 133,102,130 and 95,629,961 shares issued and outstanding at October 2 and January 2, 2010, respectively (Note 2)	126,299,215	121,926,000
Common stock warrants (Note 3)	36,098,289	36,098,289
Accumulated deficit	(155,552,014)	(157,995,749)
Total shareholders’ equity	6,845,490	28,540
	$25,862,979	$9,774,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Revenue	$17,408,942	$10,337,922	$30,874,874	$19,069,889

Cost of revenue	12,100,781	7,221,172	19,253,222	12,160,944

Gross profit	5,308,161	3,116,750	11,621,652	6,908,945

Operating expenses:
Sales, general and administrative	2,831,997	2,245,933	7,620,803	7,125,821

Income (loss) from operations	2,476,164	870,817	4,000,849	(216,876)

Other income (expense):
Interest expense, net and other	(1,024,659)	(342,406)	(1,557,114)	(735,237)

Net income (loss) before provision for income taxes	1,451,505	528,411	2,443,735	(952,113)

Provision for income taxes	—	—	—	—

Net income (loss)	$1,451,505	$528,411	$2,443,735	$(952,113)

Net income (loss) per share:
Basic	$0.01	$0.01	$0.02	$(0.01)

Diluted	$0.01	$0.01	$0.02	$(0.01)

Shares used in per share calculations:
Basic	106,172,524	95,629,961	99,387,495	95,433,808

Diluted	110,827,379	96,839,705	103,189,930	95,433,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009

Cash flows from operating activities:
Net income (loss)	$2,443,735	$(952,113)
Reconciling adjustments:
Depreciation of equipment	105,928	107,709
Amortization of intangible assets	179,299	179,300
Stock-based compensation related to options	345,467	547,225
Stock-based compensation related to restricted stock	97,000	54,000
Amortization and write-off of debt discount	722,821	281,052

Changes in current assets and liabilities:
Accounts receivable	(13,517,513)	(6,337,981)
Other current assets	(150,965)	144,859
Other assets	(158,247)	27,298
Accounts payable and accrued expenses	11,025,794	5,125,437
Other current liabilities	158,248	232,410

Net cash provided by (used in) operating activities	1,251,567	(590,804)

Cash flows from investing activities:
Purchases of fixed assets	(109,196)	(94,478)
Capitalized patent costs	––	(38,287)

Net cash used in investing activities	(109,196)	(132,765)

Cash flows from financing activities:
Repayments on line of credit	—	(117,257)
Proceeds from debt financing, net of repayments	1,257,279	2,050,000
Collection of notes receivable for exercise of stock options	13,786	5,700
Proceeds from exercise of options	37,425	—

Net cash provided by financing activities	1,308,490	1,938,443

Net increase in cash and cash equivalents	2,450,861	1,214,874

Cash and cash equivalents, beginning of the period	1,062,306	410,101

Cash and cash equivalents, end of the period	$3,513,167	$1,624,975

Supplemental disclosures for cash flow information:
Cash paid during the period for interest (includes $257,280 paid in conversion shares in the nine months ended October 2, 2010)	$941,925	$300,796

Supplemental schedule of non-cash financing and investing activities:
Debt discount	$585,758	$452,381
Common stock issued on conversion of debt	$3,307,279	$—
Repayment of note receivable via surrender of stock	$13,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2010

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

In the opinion of management, all entries considered necessary for a fair presentation have been included.  The results from operations for the three and nine month periods ended October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending January 1, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 2, 2010 financial statements and footnotes thereto included in the Company’s Form 10-K.

Business and Basis of Presentation

EnergyConnect Group, Inc. is a leading provider of demand response services to the electricity grid.  Demand response programs provide grid operators with additional electricity generation capacity by encouraging consumers to curtail their electricity usage.  Historically, to provide a reliable supply of electricity and to avoid service disruption, grid operators have increased power generation by building additional power plants and transmission infrastructure.  However, an alternative approach to increasing the supply side of electricity is to use demand response programs to reduce overall peak demand or shift load from peak to off-peak times, thereby optimizing the balance of demand and supply and reducing the need for additional power generation capacity.  Demand response programs fall into two main groups, programs made for participants to stand by and respond to a grid event initiated by the grid operator and programs that rely on participants curtailing their use of electricity based upon price signals.

Through our proprietary software as a service (SaaS) platform, we allow commercial and industrial consumers of electricity to access demand response programs that are offered by the grid and get paid by agreeing to stand by and curtail based upon a grid event or responding to a price signal.  Our participants are commercial and industrial consumers of electricity with whom we contract to identify, develop and if necessary implement curtailment strategies.  We enroll our participants in demand response programs operated by grid operators, who pay us for standing by or for reducing load by responding to a price signal.  We in turn pass on a portion of these payments to our participants in accordance with their contract with us.

The Company was incorporated in August 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  In 2009 we moved our corporate headquarters from Lake Oswego, Oregon, to Campbell, California.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements for the year ended January 2, 2010, the Company incurred net losses of $3,222,021 and generated negative cash flow from operations in the amount of $1,253,762.  In the nine months ended October 2, 2010, the Company had net income of $2,443,735 and generated positive cash flow from operations in the amount of $1,251,567, but expects to report a net loss in the three months ending January 1, 2011. These factors among others indicate that the Company may need additional funds to continue as a going concern for a reasonable period of time.

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

In February 2009, and as amended in December 2009, the Company entered into a secured convertible debt facility to supplement the Company’s cash needs for 2010 and beyond.  The net balance outstanding on the facility on September 8, 2010 of $3,307,279 was converted into common stock, which eliminated all of our long term debt.  The Company has arranged a new facility which allows for borrowing of up to $4 million, which is presently unused.  While we believe our cash availability under this debt facility, along with cash generated by operations, will be adequate for the next twelve months, we may need to obtain additional capital in order to sustain and expand operations and become profitable.  In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders while remaining in compliance with the terms of our debt facility.  There can be no assurance that we will be successful in obtaining additional funding.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December.  The Company’s current fiscal year is the 52-week period ending January 1, 2011.  The Company’s last fiscal year was the 52-week period ended January 2, 2010.  The Company’s third fiscal quarters in fiscal 2010 and 2009 were the 13-week periods ended October 2, 2010 and October 3, 2009, respectively.

Revenue Recognition

We provide grid operators with products similar to those the grid operator purchases from electric power generators. Our products can be grouped into two main categories: “Capacity” and “Economic”.

The Capacity programs are designed to curtail usage during times when an electrical grid approaches its capacity limits of electrical generation just before a blackout or brownout.  Participants in the capacity program are generally paid a fee to be on standby to respond on several hours’ notice to a request from the grid to reduce electrical usage for a specified period.

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

Under the Economic programs we are paid by the grid for our commercial and industrial participants’ ability to reduce electricity usage in response to a price signal from the grid.  Through our software we summarize price responsive activity and submit to the grid for payment.  At the end of each monthly period the power grid approves the payments, and we in turn recognize revenue based upon the grid approval.

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

The vast majority of our revenue in 2009, and in the first nine months of 2010, was processed through the Pennsylvania, New Jersey, Maryland Interconnection, LLC (“PJM”).  PJM serves as the market for electrical transactions in a specific region in the United States.  Our agreement with PJM is an ongoing one as we are members of PJM.  These transactions are initiated by building owners, who are our participants.  The transactions form the basis for our revenue.

 New Accounting Pronouncements

In April 2010, the FASB issued ASC Update No. 2010-17, Milestone Method of Revenue Recognition (ASU 2010-17).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual reporting periods beginning after June 15, 2010, with early adoption permitted.  We adopted this standard effective July 4, 2010, and its adoption did not have a material impact on our consolidated financial position or results of operations.

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

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25.  This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements.  Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price.  This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year.  Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements.  We adopted this standard effective July 4, 2010, and its adoption did not have a material impact on our consolidated financial position or results of operations.

2.	Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value.  As of October 2, 2010 and January 2, 2010, there were no preferred shares outstanding.  The Company has authorized 225,000,000 shares of Common Stock, no par value.  The Company had 133,102,130 and 95,629,961 shares of common stock issued and outstanding as of October 2, 2010 and January 2, 2010, respectively.  During the nine months ended October 2, 2010, the Company issued 36,504,180 shares due to the conversion of debt of $3,307,279 at $0.0906 per share (see Note 4).  The Company also issued 517,989 shares of common stock due to the exercise of options, and retired 100,000 shares as partial repayment of a note receivable from an employee.  No options were exercised or shares retired in the nine months ended October 3, 2009.  In addition, the Company issued an aggregate of 550,000 and 450,000 shares of common stock during the nine month periods ended October 2, 2010, and October 3, 2009, respectively, all of which were issued to directors for their services on the Company’s board (see Note 3).

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

A summary of stock option and restricted stock transactions in the nine months ended October 2, 2010 is as follows:

		Stock Options Number of		Restricted Stock
	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-Date Fair Value

Balance at January 3, 2010	1,626,444	14,509,530	$0.29	—	$—
Granted	(1,385,000)	1,385,000	$0.15	—	$—
Granted – restricted stock	(550,000)	—	$—	550,000	$0.18
Exercised	—	(517,989)	$0.07	—	$—
Vested – restricted stock	—	—	$—	(550,000)	$0.18
Cancelled or expired	2,958,534	(2,958,534)	$0.60	—	$—

Balance at October 2, 2010	2,649,978	12,418,007	$0.21	—	$—

The Company received $37,425 for the 517,989 options exercised during the nine months ended October 2, 2010, which had an intrinsic value of $33,699.  There were no options exercised during the nine months ended October 3, 2009.

The following table summarizes information concerning options outstanding and exercisable as of October 2, 2010, with the first line showing options that were in-the-money:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of October 2, 2010	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of October 2, 2010	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.050 - $0.159	9,876,396	6.47	$0.09	3,982,893	6.31	$0.08
$0.160 - $2.702	2,541,611	3.40	$0.70	1,668,416	1.48	$0.84

	12,418,007	5.84	$0.21	5,651,309	4.88	$0.31

The aggregate intrinsic value of options outstanding and exercisable at October 2, 2010 was $693,834 and $300,667, respectively.  Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The fair value of stock options vested in the nine months ended October 2, 2010 and October 3, 2009 was $483,520 and $421,066, respectively.  The weighted average grant date fair value of all options granted in the nine months ended October 2, 2010 and October 3, 2009 was $0.10 and $0.08, respectively, computed using the Black-Scholes pricing model and the following assumptions:

	2010	2009
Risk-free interest rate	1.64 – 2.60%	1.80 – 2.75%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	83%	118%

The amounts expensed for stock-based compensation related to options totaled $111,687 and $186,787 for the three months ended October 2, 2010 and October 3, 2009, respectively, and $345,467 and $547,225 for the nine months ended October 2, 2010 and October 3, 2009, respectively.  Amounts expensed for stock-based compensation related to restricted stock awards totaled $16,000 for the three months ended October 2, 2010.  No restricted stock was awarded in the three months ended October 3, 2009.  The amounts expensed for stock-based compensation related to restricted stock awards totaled $97,000 and $54,000 for the nine months ended October 2, 2010 and October 3, 2009, respectively.  All of these expenses relate to awards to five independent directors of the Company (including one who was elected in the three months ended October 2, 2010) in connection with their services as directors.  These awards granted the directors a total of 550,000 and 450,000 shares of the Company’s common stock in 2010 and 2009, respectively (Note 2).  These shares are fully vested on the award date, but are restricted from transfer, except as permitted for estate planning purposes, until January 15 of the year following the award.

At October 2, 2010, the total stock-based compensation cost not yet recognized was $739,344.  This cost is expected to be recognized over an estimated weighted average amortization period of 2.21 years.  No amounts related to stock-based compensation costs have been capitalized.  The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

Common Stock Warrants

The Company has various warrants to purchase shares of its common stock outstanding, which were issued in conjunction with private placements, acquisitions and debt issuance, or in exchange for services received.  All warrants contain standard anti-dilution clauses in the event of recapitalization, stock splits or combinations, merger or reorganization, dividends or distributions and similar equity adjustments, but none of the warrants presently outstanding contain anti-dilution provisions that would prevent them from being considered indexed to the Company’s own stock, so they are all accounted for within Stockholders’ Equity.

A summary of changes in the number of outstanding common stock warrants in the nine months ended October 2, 2010 is as follows:

Balance on January 3, 2010	During the Nine Months Ended October 2, 2010			Balance on October 2, 2010	Exercise Price
	Granted	Exercised	Forfeited			Expiration Date

316,425	—	—	(316,425)	—	$0.38	March to July 2010
100,000	—	—	—	100,000	$0.40	May 2013
4,565,874	—	—	—	4,565,874	$0.60	May 2013
2,752,323	—	—	(2,395,180)	357,143	$0.90	September to October 2010
19,695,433	—	—	—	19,695,433	$2.58	October 2010
5,625,000	—	—	—	5,625,000	$3.00	June 2011

33,055,055	—	—	(2,711,605)	30,343,450

4.	Debt

On February 26, 2009, the Company entered into a $5 million loan agreement with Aequitas Commercial Finance, LLC (“Aequitas”, see also Note 9).  On December 23, 2009, the Company entered into an amendment of the convertible debt agreement.  This loan agreement, as amended, provided us with a debt facility that enabled us to borrow money in a maximum principal amount not to exceed $5 million.  The interest rate for funds borrowed by us in the first 12 month term was 23% payable monthly in arrears, with an additional 7% deferred interest per annum.  For the balance of the term, and for all amounts borrowed under the amendment, the interest rate was 22% payable monthly in arrears, with an additional 3% deferred interest per annum.  The accrued deferred interest at 7% was added to the current principal balance of the loan at the end of the first twelve-month term.  The accrued deferred interest at 3% was added to the current principal balance of the loan prior to conversion.  The lender was granted a first priority security interest in all of our assets, and had the right to convert up to 100% of unpaid principal and interest into shares of our common stock at an exercise price of $0.0906 per share, either on the planned maturity date of February 24, 2012, or to the extent the Company gave notice of its intent to pay down the principal balance outstanding.

On September 8, 2010, following notice that the Company intended to repay the balance of the facility, the lender opted to convert all but $1 of the remaining principal plus accrued interest, totaling $3,307,280, into 36,504,180 shares of common stock.  The Company repaid the remaining $1 on September 24, 2010.

The balance of this debt facility comprises the following at October 2, 2010 and January 2, 2010:

	October 2, 2010	January 2, 2010
Convertible note payable:
Draw-down of principal, net	$3,049,999	$2,050,000
Deferred interest added to principal	257,280	––
Conversion to common stock	(3,307,279)	––
Net principal balance	––	2,050,000
Debt discount – beneficial conversion feature, net of accumulated amortization of $1,038,139 and $315,318 at October 2, 2010, and January 2, 2010, respectively.	––	(137,063)
Note payable, net of debt discount	$––	$1,912,937

In 2009, the Company recognized an imbedded conversion feature present in the convertible note (which equaled the intrinsic value of the conversion option on each date funds were drawn down from the facility) as additional paid-in capital and as a discount against the convertible note.   The intrinsic value recognized was $452,381 in the year ended January 2, 2010, which was recorded as both additional paid-in capital and as a discount against the convertible note.  In the three months ended April 3, 2010, the Company’s share price was below the conversion price on each date that the principal balance outstanding on the facility increased, and thus no beneficial conversion option was recognized.  In the six months ended October 2, 2010, the Company recognized a further $585,758 as additional paid-in capital and as a discount against the convertible note, which arose both when funds were drawn down, and when deferred and accrued interest was added to principal prior to conversion.

This debt discount attributed to the beneficial conversion feature was amortized over the convertible note’s maturity period as interest expense.  In addition, an accelerated charge of the unamortized expense, based on the proportion of debt repaid to debt outstanding prior to repayment, was recorded whenever principal was either paid down or converted to common stock.  We amortized the convertible note debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense in the amount of $655,529 and $159,540 for the three month periods ended October 2, 2010 and October 3, 2009, respectively, and $722,821 and $281,052 for the nine month periods ended October 2, 2010 and October 3, 2009, respectively.  The balance of unamortized debt discount that was expensed on conversion to common stock on September 8, 2010, including the debt discount that arose when accrued interest was transferred to principal immediately prior to conversion, amounted to $516,845.

Interest paid to Aequitas totaled $562,394 and $146,066 for the three months ended October 2, 2010 and October 3, 2009, respectively, and $941,840 and $340,841 for the nine months ended October 2, 2010 and October 3, 2009, respectively.  Interest payments in the three and nine months ended October 2, 2010, include $150,000 in minimum interest charges of $50,000 per month for the remaining contract term of ninety days after the balance of principal was repaid, and $257,280 in deferred and accrued interest charges paid in common stock, following conversion on September 8, 2010.  In addition, the Company paid Aequitas fees of $3,000 per month from March 2009 until August 2010.  Aequitas agreed to release its liens on the Company’s assets and waive all covenants and loan fees during the termination period following receipt of the $150,000 minimum interest charges, which the Company paid on October 1, 2010.

The balance owed on the debt facility (including deferred interest) was recorded as long-term debt.  We remained current with our obligations under this agreement, and were in compliance with all covenants, up to the date of conversion.  There were no interest-bearing debts due by us at October 2, 2010.

5.	Intangible Assets

Intangible assets currently consist of the following:

	October 2, 2010	January 2, 2010

Developed technology	$2,394,873	$2,394,873

Less: accumulated amortization	(1,175,411)	(996,112)

Net Intangible Assets	$1,219,462	$1,398,761

Amortization of intangible assets included as a charge to income was $179,299 and $179,300 for the nine month periods ended October 2, 2010 and October 3, 2009 respectively.

Based on the Company’s current intangible assets, amortization expense for the next five years will be as follows:

Year	Amortization Expense
Twelve months ended September 2011	$239,067
Twelve months ended September 2012	239,067
Twelve months ended September 2013	239,067
Twelve months ended September 2014	239,067
Twelve months ended September 2015 and beyond	263,194
Total	$1,219,462

6.	Business Concentrations

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

During the three months ended October 2, 2010, and October 3, 2009, sales to one customer, PJM, accounted for $16,558,000, or 95% of revenue, and $9,479,000, or 92% of revenue, respectively.  Our sales to PJM are made up of a number of transactions with participants.  No single participant accounted for 10% or more of our revenue in either period.

During the nine months ended October 2, 2010, and October 3, 2009, sales to PJM accounted for $28,811,000, or 93% of revenue, and $17,342,000, or 91% of revenue, respectively, with no single participant accounting for 10% or more of our revenue in either period.

We do have a concentration of revenue with PJM, however, we do not believe there is a significant risk arising from this concentration.

7.	Net Income (loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net income (loss)	$1,451,505	$528,411	$2,443,735	$(952,113)
Interest charges applicable to convertible debt	—	—	––	—
Net income (loss) used for net income per share—diluted calculation	$1,451,505	$528,411	2,443,735	$(952,113)

Weighted-average shares—basic	106,172,524	95,629,961	99,387,495	95,433,808
Common share equivalents from exercise of stock options	4,654,855	1,209,744	3,802,435	—

Weighted-average shares—diluted	110,827,379	96,839,705	103,189,930	95,433,808

Net income per share—basic	$0.01	$0.01	$0.02	$(0.01)

Net income per share—diluted	$0.01	$0.01	$0.02	$(0.01)

Interest charges applicable to convertible debt and the shares that were issuable prior to conversion were not reflected the calculation of diluted EPS in the three or nine months ended October 2, 2010, or in the three months ended October 3, 2009, as the effect would be anti-dilutive.  The following potential common shares arising from stock options, warrants, and convertible debt were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Shares issuable upon exercise of outstanding options	2,894,138	11,172,370	3,207,816	14,323,440

Shares issuable upon exercise of outstanding warrants	32,337,328	33,055,055	32,793,662	33,055,055

Shares issuable upon conversion of convertible note	42,148,222	28,448,924	36,856,476	23,170,722

Total common share equivalents excluded from denominator for diluted EPS computation	77,379,688	72,676,349	72,857,954	70,549,217

Employee share options, unvested shares, warrants and similar equity instruments granted by the Company, as well as convertible debt, are treated as potential common shares outstanding in computing diluted earnings per share.  Diluted shares outstanding include the dilutive effect of in-the-money options and warrants, which are calculated based on the average share price for each fiscal period using the treasury stock method.  Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

9.	Related party and related party transactions

The Company had a convertible debt facility with Aequitas Commercial Finance LLC, an affiliate of Aequitas Management LLC which, with its associates, had beneficial ownership of more than 10% of the Company at October 2, 2010, following conversion of principal outstanding on the debt facility into 36,504,180 shares of our common stock.  Aequitas has disclosed in its most recent 13D filing with the SEC that it has approximately a 30% ownership position.  One of the Company’s directors (until his resignation, effective September 17, 2010), William McCormick, is also an advisor of Aequitas Management LLC.  Interest paid to Aequitas totaled $562,394 and $146,066 for the three months ended October 2, 2010 and October 3, 2009, respectively, and $941,840 and $340,841 for the nine months ended October 2, 2010 and October 3, 2009, respectively.  Interest payments in the three and nine months ended October 2, 2010, include $150,000 in minimum interest charges of $50,000 per month for the remaining contract term of ninety days after the balance of principal was repaid, and $257,280 in accrued interest charges that were added to the principal balance of the note, and thus paid in common stock as part of the conversion on September 8, 2010.  In addition, the Company paid Aequitas fees of $3,000 per month from March 2009 until August 2010.  See also Notes 2 and 4 above.

10.	Subsequent events

On November 5, 2010, we entered into a $4,000,000 revolving line of credit with Silicon Valley Bank and Partners for Growth.  Borrowings under the agreement are at an interest rate of 12.5%.  The facility matures on September 30, 2011.  We granted the lender a first priority security interest in all of our assets.  We issued a total of 3.75 million warrants to Silicon Valley Bank and Partners for Growth in connection with the agreement.  These warrants have a term of seven years, and an exercise price of $0.15.

Effective November 5, 2010, we appointed Andrew N. MacRitchie and Thomas Reiter to our board of directors, increasing the total number of directors from six to eight.

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

Overview

EnergyConnect Group, Inc. is a leading provider of demand response services to the electricity grid.  Demand response programs provide grid operators with additional electricity generation capacity by encouraging consumers to curtail their electricity usage.  Historically, to provide a reliable supply of electricity and to avoid service disruption, grid operators have increased power generation by building additional power plants and transmission infrastructure.  However, an alternative approach to increasing the supply side of electricity is to use demand response programs to reduce overall peak demand or shift load from peak to off-peak times, thereby optimizing the balance of demand and supply and reducing the need for additional power generation capacity.  Demand response programs fall into two main groups: programs made for participants to stand by and respond to a grid event initiated by the grid operator, and programs that rely on participants curtailing their use of electricity based upon price signals.

Through our proprietary software as a service (SaaS) platform, we allow commercial and industrial consumers of electricity to access demand response programs that are offered by the grid and get paid by agreeing to stand by and curtail based upon a grid event or responding to a price signal.  Our participants are commercial and industrial consumers of electricity with whom we contract to identify, develop and if necessary implement curtailment strategies.  We enroll our participants in demand response programs operated by grid operators, who pay us for standing by or by reducing load by responding to a price signal.  We make payments to our participants based on the terms and conditions of their contract with us.

The Company was incorporated in August 1986 as an Oregon Corporation, succeeding operations that began in October 1984.  The Company’s headquarters are located in Campbell, California.

Description of Market

In a wholesale electricity market, such as the energy market operated by Pennsylvania, New Jersey, Maryland Interconnection, LLC (“PJM”), the market operator is responsible for buying, selling and delivering wholesale electricity thereby balancing the needs of suppliers, wholesale customers and other market participants.  These markets operate like a stock exchange, with the price of electricity resulting from matching supply, for example power supplied by the generators, with demand, consisting of the retail, industrial and commercial consumers of electricity.  The PJM market uses locational marginal pricing (“LMP”) that reflects the value of electricity at a specific time and location.  If the lowest-priced electricity can reach all locations, prices are the same across the entire grid.  If there is congestion and energy cannot flow to all locations, more expensive electricity is ordered to meet that demand.  As a result, the LMP is higher in those locations of constraint.  Wholesale electricity prices fluctuate based on five-minute intervals across the grid, however most consumers of electricity pay rates that are based on an average price of electricity that includes a hedge premium.  This means that most consumers do not see wholesale prices and have no way of reacting to them.  We have developed and deployed a software solution that allows our participants to transact in the wholesale market.

The energy market consists of Day-Ahead and Real-Time, or Day-Of, markets.  The Day-Ahead market is a forward market in which hourly LMPs are calculated for the next operating day based on generation offers, demand bids and scheduled bilateral transactions.  The Real-Time market is a spot market in which LMPs are calculated at five-minute intervals based on actual grid operating conditions.

Real-Time Response

Our participants reduce their usage of electricity based on a pre-determined curtailment strategy they have developed and estimated prices for wholesale electricity that we provide.  EnergyConnect is paid for the actual measured reduction in electricity usage expressed either in kilowatts per hour (KW) or megawatts per hour (MW) at the actual LMP less the participant’s retail rate.  We in turn pay our participants a percentage of the payment we receive based upon our individual contracts with them.

Real-Time Dispatch

Our participants reduce their usage of electricity in response to requests by the grid operator.  The grid operator notifies us of an emergency event, we in turn notify our participants of their need to reduce demand.  EnergyConnect is paid for our participants standing by to respond to the grid operator’s request to curtail.  We in turn pay our participants a percentage of the payment we receive based upon our individual contracts with them.

Day-Ahead

Some grid operators establish Day-Ahead economic markets with forward hourly electricity prices.  The price certainty of the Day-Ahead market provides a known return for a specific curtailment strategy, for example, by pre-cooling buildings in early morning hours to create subsequent reductions of energy use in the peak afternoon hours.  We provide our participants with all the information and support required to participate in the Day-Ahead electrical energy market.  EnergyConnect is paid for the reduction in usage.  Reductions in excess of the amount committed to the Day-Ahead market are generally paid at the prevailing Real-Time rate.  Under-delivery generally must be made up by our participants buying energy at the Real-Time rate.

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

The Capacity programs are designed to curtail usage during times when an electrical grid approaches its capacity limits of electrical generation just before a blackout or brownout.  Participants in the capacity program are generally paid a fee to be on standby to respond on several hours’ notice to a request from the grid to reduce electrical usage for a specified period.

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

Under the Economic programs we are paid by the grid for our commercial and industrial participants’ ability to reduce electricity usage in response to a price signal from the grid.  Through our software we summarize price responsive activity and submit to the grid for payment.  At the end of each monthly period the power grid approves the payments, and, we in turn recognize revenue based upon the grid approval.

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

Some of our contracts with our participants are multi-year contracts for their participation in capacity markets where both the pricing and the participant’s commitment are known.  Contracts signed for delivery in future years form the basis of our backlog.  As of October 2, 2010, we had approximately 118 MW of capacity backlog with our participants, compared to no backlog in 2009.

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

The weighted average grant date fair value of all options granted in the nine months ended October 2, 2010 and October 3, 2009 was $0.10 and $0.08, respectively.  These fair values were computed using the Black-Scholes pricing model and the following assumptions:

	2010	2009
Risk-free interest rate	1.64 – 2.60%	1.80 – 2.75%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	83%	118%

The amounts expensed for stock-based compensation related to options totaled $111,687 and $186,787 for the three months ended October 2, 2010 and October 3, 2009, respectively, and $345,467 and $547,225 for the nine months ended October 2, 2010 and October 3, 2009, respectively.

Results of Operations

The financial information presented for the three and nine months ended October 2, 2010 and October 3, 2009 represents activity in EnergyConnect Group, Inc. and its wholly-owned operating subsidiary, EnergyConnect, Inc (ECI).

Revenue.  The Company generates revenue mainly from demand response transactions regulated by a Federal Energy Regulatory Commission (FERC) tariff.  These transactions include economic or price-based programs and capacity programs. Economic or price-based programs entail voluntary, daily opportunities to enter into transactions in the energy markets based on our participants’ responses to fluctuations in hourly energy prices.

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

Revenue for the three months ended October 2, 2010 was $17,409,000 compared to $10,338,000 for the three months ended October 3, 2009, an increase of 68.4%.  This increase in year-over-year quarterly revenue in ECI is due primarily to an increase in PJM capacity revenues from the annual program from $9,205,000 to $15,548,000, or 68.9%.

Revenue for the nine months ended October 2, 2010 was $30,875,000 compared to $19,070,000 for the nine months ended October 3, 2009, an increase of 61.9%.  The increase was primarily due to increased revenues from capacity transactions of $2,493,000 and increased revenues from the annual program of $8,457,000.

Gross Profit.  Gross profit for the three months ended October 2, 2010 was $5,308,000 (or 30.5% of revenue) compared to $3,117,000 (or 30.2% of revenue) for the same period in 2009, an increase of 70.3%.  This increase in gross profit is due to the higher volume of the annual capacity program in 2010, on which approximately the same gross margin was achieved.

Gross profit for the nine months ended October 2, 2010 was $11,622,000 (or 37.6% of revenue) compared to $6,909,000 (or 36.2% of revenue) for the same period in 2009, an increase of 68.2%.  This increase is attributable to the $4,691,000 gross profit generated by the high margin capacity transaction completed in the first quarter of 2010 compared to the $3,023,000 generated by capacity transactions in the first six months of 2009, and also an increase in the profit generated by the annual program from $3,675,000 to $6,616,000, the increase being primarily attributable to the $8,457,000 increase in revenue from the annual program.

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

Operating Expenses.  Operating expenses were $2,832,000 (16.3% of revenue) for the three months ended October 2, 2010, compared to $2,246,000 (21.7% of revenue) for the three months ended October 3, 2009, an increase of 26.1%.  This increase in expenses is primarily due to increases of $403,000 in legal and professional fees, and $238,000 in employee costs, including salaries, offset by a reduction in non-cash stock-based compensation of $59,000.

Operating expenses were $7,621,000 (24.7% of revenue) for the nine months ended October 2, 2010, compared to $7,126,000 (37.4% of revenue) for the nine months ended October 3, 2009, an increase of 6.9%.  The increase in expenses is primarily due to increases of $273,000 in legal and professional fees, $334,000 in employee costs, including salaries, and $67,000 in occupancy costs, offset by a decrease in non-cash stock-based compensation of $159,000.

Interest expense, net and other.  Net interest expense was $1,024,000 for the three months ended October 2, 2010, compared to $343,000 for the three months ended October 3, 2009.  Net interest expense was $1,557,000 for the nine months ended October 2, 2010 compared to $735,000 for the nine months ended October 3, 2009.  Net interest expense in both 2010 and 2009 comprised mainly interest expense incurred under the Company’s debt facility and amortization of debt discount associated with the beneficial conversion feature of the debt facility.  Net interest expense increased in the quarterly period in 2010 due to an acceleration of the charge against debt discount and the $150,000 in minimum interest charges incurred when the loan was repaid, and in both periods in 2010 due to higher average aggregate borrowings, offset by a reduction in interest rates.  Following conversion of the principal balance of the Aequitas loan into common stock in September 2010, interest expenses are expected to be significantly lower in the future.

Taxation.  We have provided a full valuation allowance on our net deferred tax asset.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under operating and revolving lines of credit.

At October 2, 2010, the Company had positive working capital of approximately $5,199,000, compared to approximately $278,000 at January 2, 2010.  The increase is primarily due to receivables under the 2010-2011 PJM capacity program being fully booked by the end of September, offset by corresponding payables to participants in lower amounts.  The Company derived significant liquidity in the three months ended October 2, 2010, as the balance on its convertible note was repaid in common stock.

Accounts receivable increased to $20,329,000 at October 2, 2010 from $6,811,000 at January 2, 2010.  The increase was primarily due to the creation of a receivable of approximately $6.5 million following the recognition of revenue from a capacity transaction in the three months ended April 3, 2010, and the recognition of revenue and receivables from the entire 2010-2011 PJM capacity program, offset by the receipt of remaining monies due under the 2009-2010 PJM capacity program.  We receive funds from this capacity transaction over the PJM program year on a weekly basis starting each June.  Our remaining receivables will increase and decrease in accordance with the revenue recognized in each quarter.  The large majority of our revenue, and therefore cash and receivables, is generated through PJM, which serves as the market for electrical transactions in a specific region in the United States.  We are members of PJM, and our relationship with this power grid is perpetual.  We do have a concentration of receivables from PJM, however, we do not believe there is a significant risk arising from this concentration.

Property and equipment, net of depreciation increased to $190,000 at October 2, 2010, compared to $187,000 at January 2, 2010.  This increase was due to approximately $109,000 in additions to fixed assets offset by normal depreciation charges of $106,000 during the period.  We may capitalize purchased software in the coming quarters, but do not anticipate spending significant amounts to acquire other fixed assets for the foreseeable future.

Accounts payable and accrued expenses increased to $18,534,000 at October 2, 2010 from $7,509,000 at January 2, 2010.  The increase was primarily due to incurring liabilities to participants under the entire 2010-2011 PJM capacity program.  At October 2, 2010, other than normal obligations to vendors, payables consist primarily of payment obligations to participants in our capacity programs, not currently due, and to normal monthly obligations in our economic programs.

The Company had no commitments for capital expenditures in material amounts at October 2, 2010.

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

During the three months ended October 2, 2010, and October 3, 2009, sales to one customer, PJM, accounted for $16,558,000, or 95% of revenue, and $9,479,000, or 92% of revenue, respectively.  Our sales to PJM are made up of a number of transactions with participants.  No single participant accounted for 10% or more of our revenue in either period.

During the nine months ended October 2, 2010, and October 3, 2009, sales to PJM accounted for $28,811,000, or 93% of revenue, and $17,342,000, or 91% of revenue, respectively, with no single participant accounting for 10% or more of our revenue in either period.

We do have a concentration of revenue with PJM, however, we do not believe there is a significant risk arising from this concentration.

Recent Accounting Pronouncements

See the “New Accounting Pronouncements” in Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the third quarter of 2010, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 2, 2010 (the “Annual Report”), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Annual Report, except as follows:

Risks concerning Aequitas Ownership position

Aequitas has disclosed in its most recent 13D filing with the SEC that it has approximately a 30% ownership position, but in conversations between representatives of Aequitas and members of the Company’s Board of Directors and management team, Aequitas has indicated verbally that the ownership position of their “group” may be closer to 37% or even as much as 50%.  The Company is not currently in a position to reconcile the Aequitas ownership position.

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated:   November 9, 2010

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