Form 10-K
period 2011-01-01
EnergyConnect Group Inc
filed 2011-04-01
CIK 944947

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates (based upon the closing sale price of $0.15 per share on the Over the Counter Bulletin Board on July 3, 2010) was $12,937,508.

The number of shares outstanding of the registrant’s Common Stock as of March 29, 2011 was 136,320,765 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

ENERGYCONNECT GROUP, INC.

FORM 10-K INDEX

PART I

PART I

ITEM 1. BUSINESS

We use the terms “EnergyConnect”, the “Company”, “we”, “us” and “our” in this form 10-K to refer to the business of EnergyConnect Group, Inc. and its subsidiary.

Business Summary

EnergyConnect Group, Inc. is a leading provider of demand response services to the electricity grid. Demand response programs provide grid operators with additional electricity generation capacity by encouraging consumers to curtail their electricity usage. Historically, to provide a reliable supply of electricity and to avoid service disruption, electric utilities have increased power generation by building additional power plants and transmission infrastructure. However, an alternative approach to increasing the supply side of electricity is to use demand response programs to reduce overall peak demand or shift load from peak to off-peak times, thereby optimizing the balance of demand and supply and reducing the need for additional power generation capacity. Demand response programs fall into two main groups, programs made for customers to stand by and respond to a grid event initiated by the grid operator and programs that rely on customers curtailing their use of electricity based upon price signals.

Through our proprietary software as a service (SaaS) platform, we allow commercial and industrial consumers of electricity to access demand response programs that are offered by grid operators and get paid by agreeing to stand by and curtail based upon a grid event or responding to a price signal. Our participants are commercial and industrial consumers of electricity. We contract with them to identify, develop and, if necessary, implement curtailment strategies. We enroll our participants in demand response programs operated by grid operators, who pay us for standing by or by reducing load by responding to a price signal. We in turn pass on a portion of these payments to our participants in accordance with their contract with us.

Description of Market

In a wholesale electricity market, such as the energy market operated by the Pennsylvania, New Jersey, Maryland Interconnection, LLC (PJM), the market operator is responsible for buying, selling and delivering wholesale electricity, thereby balancing the needs of suppliers, wholesale customers and other market participants. These markets operate like a stock exchange, with the price of electricity resulting from matching supply, for example power supplied by the generators, with demand, consisting of the retail, industrial and commercial consumers of electricity. The PJM market uses locational marginal pricing (LMP) that reflects the value of electricity at a specific time and location. If the lowest-priced electricity can reach all locations, prices are the same across the entire grid. If there is congestion and energy cannot flow to all locations more-expensive electricity is ordered to meet that demand. As a result, the LMP is higher in those locations of constraint. Wholesale electricity prices fluctuate across the grid based on five-minute intervals; however most consumers of electricity pay rates that are based on an average price of electricity that includes a hedge premium. This means that most consumers do not see wholesale prices and have no way of reacting to them. We have developed and deployed a software solution that allows our customers to see estimates of these prices and transact in the wholesale market.

The energy market consists of Day-Ahead and Real-Time, or Day-Of, markets. The Day-Ahead market is a forward market in which hourly LMPs are calculated for the next operating day based on generation offers, demand bids and scheduled bilateral transactions. The Real-Time market is a spot market in which LMPs are calculated at five-minute intervals based on actual grid operating conditions.

Real-Time Response

Our participants reduce their usage of electricity based on a pre-determined curtailment strategy they have developed and estimated wholesale electricity prices that we provide. EnergyConnect is paid for the actual measured reduction in electricity usage, expressed either in kilowatts per hour (KWh) or megawatts per hour (MWh) at the actual LMP less the participant’s retail rate. We in turn pay our participants a percentage of the payment we receive, in each case based upon the contract with our customer.

Real-Time Dispatch

Our participants reduce their usage of electricity in response to requests by the grid operator. The grid operator notifies us of an emergency event, we in turn notify our participants of their need to reduce demand. EnergyConnect is paid for our participants standing by to respond to the grid operator’s request to curtail. We in turn pay our participants a percentage of the payment we receive based in each case upon our individual contract with them.

Day-Ahead

Some grid operators establish Day-Ahead economic markets with forward hourly electricity prices. The price certainty of the Day-Ahead market provides a known return for a specific curtailment strategy. For example, pre-cooling buildings in early morning hours facilitates subsequent reductions of energy use in the peak afternoon hours. We provide our participants with the information and support required to participate in the Day-Ahead electrical energy market. EnergyConnect is paid for the reduction in usage. Reductions in excess of the amount committed to the Day-Ahead market are generally paid at the prevailing real-time rate. We in turn pay our customers based upon our contracts with them. Any under-delivery results in penalties from the grid operator and generally must be made up by our participants buying energy at the real-time rate.

Corporate Background

The Company was incorporated in August 1986 as an Oregon Corporation, succeeding operations that began in October 1984. In 2009 we moved our corporate headquarters from Lake Oswego, Oregon, to Campbell, California.

In 2003 we acquired a part of Christenson Electric, Inc. (“CEI”), and in 2005, we acquired the remainder of CEI and the stock of EnergyConnect, Inc. (“ECI”). This combined a 60-year old electrical contracting and technology business with a high-growth demand response business. In November 2007 we agreed to sell the stock of CEI. The sale was completed on April 24, 2008. All significant inter-company accounts and transactions have been eliminated in consolidation.

Subsequent Events

On March 2, 2011, we entered into an Agreement and Plan of Merger with Johnson Controls Holding Company, Inc., a Delaware corporation, (“JCI”), and Eureka, Inc., an Oregon corporation and wholly owned subsidiary of JCI (“Merger Sub”), pursuant to which Merger Sub will merge with and into us, with us being the surviving corporation and a wholly owned subsidiary of JCI (the “Merger”). We currently anticipate the Merger to close some time during the third quarter of 2011.

Corporate Strategy

Our objective is to leverage our unique and proprietary software technology and business processes to provide demand response solutions that service wholesale electricity markets. We offer a complete range of demand response services to commercial and industrial consumers of electricity. We utilize a direct sales organization to identify and enter into contracts with commercial and industrial participants. We intend to increase the number of customers and participants by configuring our software to work in more energy markets within North America and by adding additional distribution channels for our proprietary software technology.

New Sales Channels

Historically, we have relied on a direct sales organization supplemented by sales agents to identify and sign up commercial and industrial participants. Looking ahead, we intend to use indirect channels in addition to the direct sales organization and develop partnerships with, for example, utilities, technology providers, demand response aggregators and large national companies. As these organizations already have relationships with commercial and industrial consumers, the cost of acquiring new participants will be significantly lower if we can develop these channels and partnerships.

Technology Licenses

Under our current business model, we are paid by grid operators for the reduction of demand during peak hours, and we share a portion of this revenue with commercial and industrial consumers who are under contract with us. We offer a software-based solution to these participants that, in addition to providing them with the ability to transact in the wholesale electricity markets, provides a range of electricity information services. For example, we show current electricity loads for our customers, forecast prices and provide current tariff structures and other information of interest to our customers.

We believe that our participants and channel partners may be willing to pay a monthly subscription fee for the use of the software rather than a percentage share of the revenues generated from using the software. If we are successful in moving to this model, this will give us a more predictable revenue streams. It will also allow our software to be deployed into markets that do not rely on a wholesale electricity market, to help customers understand electricity prices and usage.

Our technology solution is designed for price-based demand response activities that encourage consumers to change their behaviors and electricity consumption patterns based on peak demand and the wholesale price of electricity. We believe that the market for price-based demand response will increase over the next few years, either through the opening and development of wholesale electricity markets and/or the adoption of more granular tariff structures such as critical peak pricing or real-time pricing. By using more granularity in a tariff, consumers will pay variable prices for electricity based on the time of use which in turn is based on the overall load on the grid.

Products and Services

We provide grid operators with products similar to those the grid operator purchases from electric power generators. EnergyConnect helps grid operators and utilities manage peak demand while empowering energy users to respond to market price signals with real-time energy information and access to a full range of demand response opportunities in the price-responsive, ancillary services and capacity markets. Our customers are mid- to large-sized consumers of electricity in commercial, institutional and industrial organizations. Using our GridConnect™ integrated demand response technology platform (released in July 2010), we help our customers control their energy expenditure and increase demand response earnings while enhancing grid reliability.

Our flagship web-based products on the GridConnect™ platform are:

•	EventConnect™, which allows customers to manage and optimize participation in capacity programs;

•

FlexConnect™, which delivers actionable intelligence that enables organizations to voluntarily engage and maximize price-based demand response earnings opportunities in wholesale electricity markets; and

•	ReadyConnect™, which makes it easy for customers to engage in PJM’s synchronous reserve (SR) program and receive payments for short-duration curtailment at short notice

More than being just a demand response “aggregator,” EnergyConnect provides web-based tools to connect energy users directly into wholesale electricity markets. Our engineers have developed the GridConnect™

technology platform, which is different from competing products in that it translates multiple streams of energy information, weather trends, price signals, etc. into actionable knowledge that makes sense from a customer’s perspective and drives changes in energy use behavior.

Traditional demand response programs offered to commercial and industrial companies have gravitated toward “standby” or capacity-type programs. In these programs, customers are paid to be on standby for most of the year, and the program is only activated when there is a potential grid emergency or if supply is constrained for a utility. For many programs this may only happen one or two times per year. While these resources have a significant value to the grid, they can provide much more value by being available for short term grid imbalances or times when supply costs are rising. These markets have typically been more challenging for customers to participate in and more difficult for third parties to manage. EnergyConnect makes it easy for customers to participate in all markets and connects them with opportunities to earn money by helping the grid year round.

Experience shows that simple price signals are not enough to motivate customers into actions that change energy use behavior. By connecting our user base with greater visibility and access to energy information and markets, EnergyConnect’s products and services take the complexity out of demand response by effectively answering critical questions from the customers’ context and operational constraints. Moreover, progressive cumulative intelligence allows users to track, among others, their energy savings, demand response earnings and historical participation.

Our program encourages active demand response participation that:

•	Decreases the need for new power generation;

•	Reduces our overall carbon footprint;

•	Prevents rolling blackouts and brownouts;

•	Improves the reliability and efficiency of the electrical grid;

•	Provides funding to reinvest earnings for a virtuous cycle of energy efficiency improvements; and

•	Makes environmental stewardship profitable

Customers using our proven GridConnect™ product represent a diverse range of vertical markets, such as state and municipal governments, higher education, heavy industry, agriculture, water and sewage treatment, commercial office buildings, cold storage, sports arenas, high tech office campuses, hospitals, shopping centers and retailers, to name a few. The breadth and scope of EnergyConnect’s customer base demonstrates the ability to adapt demand response solutions to a variety of unique markets, applications, and operations.

Capacity Programs – EventConnect™

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

EventConnect™ is our software solution to assist our participants in managing their capacity programs. We are paid by the grid for having our participants with standby capability reduce usage when called, with specific timing requirements for response and duration. Under the PJM program, the annual commitment and registration is undertaken in the spring for the ensuing 12 months starting in June of each year and including a testing period from June to September. Payments are made to us from PJM weekly over the twelve-month period. We recognize the revenues from these programs over the four month performance period from June to September. We, in turn, pay our participants a portion of such payments, based on their contracts. Obligations to curtail usage within PJM are for 6 hour durations, a maximum of 10 times per year, with between 2 and 24 hours advance notice. Several such events were called under the PJM capacity program during the period June to September 2010 and we successfully responded on each occasion. In the previous three years, when no events were called during the performance period, we tested our participants’ ability to respond, and they performed over 100% in aggregate.

Payments under the PJM capacity program are set three years in advance. Capacity prices in 2009 were approximately $50,000 per MW per year, increased to approximately $63,000 per MW in 2010, and will fall to $40,000 per MW in 2011. In 2012, prices for PJM will be split by region, and based on the auction held in May 2009, will fall to approximately $6,000 per MW per year in the Western Region of PJM and will increase to approximately $60,000 per MW per year in the Eastern Region of PJM. In 2013, prices for PJM will again be split by region, and based on the auction held in May 2010, will increase to approximately $10,000 per MW per year in the Western Region of PJM and approximately $85,000 per MW per year in the Eastern Region of PJM.

Economic or Price-Based Demand Response – FlexConnect™

The economic program differs from the capacity program as it allows commercial and industrial consumers of electricity to curtail usage at their discretion based on price signals from the grid. Participants in such programs are paid for their discretionary performance rather than being paid to standby and curtail based on a demand from the grid.

We have developed a proprietary software solution, FlexConnect™, designed specifically to allow our participants to engage in wholesale electricity markets. FlexConnect™ is a hosted SaaS solution with an easy-to-use interface that allows our participants to make curtailment decisions and understand the opportunity in revenue and cost savings that result from executing the curtailment strategy. Through FlexConnect™, we provide grid operators with a reduction in electricity demand at any time when wholesale prices for electricity on the grid are above the consumer retail price. Grid operators pay us the difference between the wholesale price and the retail cost of electricity, at one-hour increments, for verified reductions by our participants from a calculated baseline of usage. In turn, we share a portion of these payments with participants, based on their contracts.

We work with our commercial and industrial consumers to understand their curtailment capability. This includes an analysis of the assets available for curtailment at the facility along with an estimated reduction in consumption of electricity that will result from shutting down the particular assets. This may be achieved by shutting off lighting in unoccupied areas of a building or cycling air conditioning units. For our industrial participants, this may be achieved by delaying firing a furnace in a steel mill, or shutting down the water pumps in a quarry at a cement plant. Our participants may create any number of different curtailment strategies that reflect their specific business processes. These various curtailment strategies are stored in the FlexConnect™ software.

To implement the curtailment strategy, we first either install telemetry or gain access to the facilities’ metering data so we can accurately measure the change in consumption that results from executing a specific curtailment activity. We then work with our participants to understand the criteria they wish to use for triggering a notification for curtailment, based on the business processes in place at their facilities at various times of the day and the magnitude of revenue opportunity at which our participants would like us to notify them of an opportunity to curtail. We then establish the baseline of electricity usage at our participant’s facilities. This involves complex calculations that are performed by our proprietary software based on rules that have been set by the grid operator. The calculations include an estimate of usage based on the previous four days with the most similar situations and adjustments based on weather conditions. The baseline sets the bar against which the curtailment strategy is measured. Finally, we test our participant to ensure that, based on the specific curtailment plans they have entered into FlexConnect™, they can deliver the reduction in usage that they estimate. With this final step, our participants are ready to transact with the wholesale electricity market.

FlexConnect™ continually monitors the market for price signals and provides our participants with estimates of the next days’ hourly price of electricity based on data contained in the day-ahead market. Participants are notified electronically, based upon their pre-determined notification criteria, when there is an opportunity for them to participate in the market. The participant’s facility manager is then required to decide whether to participate or not. If they elect to participate, they select the curtailment strategy and the specific hours they will run the strategy by checking boxes in the FlexConnect™ user interface. FlexConnect™ then calculates, based on the participation hours and curtailment strategy, what revenue opportunity exists for the participant as a result of taking the curtailment actions. If the participant wishes to execute the curtailment strategy, they submit the schedule that we in turn pass on to the grid operator through our software interface. The participant physically executes the strategy by shutting down plant or changing the parameters on its equipment (for example, the temperature on air conditioning) and is required to confirm in FlexConnect™ that the curtailment strategy or a modified version of the strategy has been executed. In a few instances, the notification to run a specific strategy is sent from FlexConnect™ directly to a building system that executes the strategy. FlexConnect™ then measures the actual drop in consumption from the calculated baseline and automatically prepares the documentation that is sent to the grid operator for settlement.

As it can take up to 60 days for the settlement process with the grid operator to be completed, FlexConnect™ includes a shadow settlement process. The forecast wholesale price is replaced with the actual price, which is set one hour after the time of usage. When the settlement process has been completed and we are paid by the grid operator for the curtailment, we pay our participants based on the terms of our contracts with them.

Grid operators provide a real-time and a Day-Ahead market for electrical energy in which we participate. Unlike capacity programs, this is a payment for service solution and there are generally no penalties or charges for not participating.

Synchronous Reserves, Ancillary Services and Others – ReadyConnect™

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

Some grids limit the participation of demand response at this time. In the PJM grid, demand response may provide 25% of the synchronous reserve needs in each area of the region. Synchronous reserve requires 10-minute response time with a 30-minute maximum duration. Generally, only our most sophisticated participants are active in this market.

Electric Power Industry

While demand for electricity in North America has contracted lately, mainly due to reduced loads as a result of the economic recession, constraints on new generating or transmission infrastructure may move the regional electric grids closer to capacity limitations. Regardless of whether the constraints on new construction come from “not in my back yard” concerns, environmentalists worried about climate change or the space limitations of large urban cities, the result is delays in planned electrical generation, transmission, and distribution capacity. In this environment, demand response can provide the added buffer to keep grids functioning reliably and to delay or even negate the need to build new infrastructure.

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

Wholesale Power Markets are regulated by the Federal Energy Regulatory Commission (“FERC”). FERC issued a National Action Plan on Demand Response in June 2010. This report helps to define a clearer vision of how demand response will develop in the future.

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

Regulatory Impacts

The enactment of the New Direction for Energy Independence, National Security and Consumer Protection Act in December, 2007, (the “Energy Act of 2007”) presents remarkable opportunities for demand response providers to emerge as active wholesale market resources that are the “green” equivalent of traditional generation and transmission providers. Demand response is codified in the Energy Act of 2007 as a necessary and proven resource that will promote energy conservation, cost savings and energy efficiencies for the emerging “smart grid” by engaging participants with the intelligence required to actively manage consumption during peak demand and high prices. The Energy Act of 2007’s emphasis on smart grid modernization technologies also presents significant opportunities for our core competencies. Our ability to provide scalable automation of demand response transactions will increase the price elasticity and lower the overall regional market price of electricity and improve the efficiency of electricity grids. In addition to beneficial impacts on regional energy markets, our participants benefit by maximizing income potential and reducing energy costs.

Customers

Our principal customers are power grid operators, who are primarily a conduit through which electrical curtailment transactions with our participants are processed. The vast majority of our revenues each year are processed through PJM, which serves as the market for electrical transactions in a specific region in the United States.

PJM

PJM is the most mature wholesale electricity market in the United States. During the fourth quarter of 2008, wholesale prices fell dramatically due a reduction in load resulting from the economic slowdown. This severely reduced the number of opportunities for our participants to participate in the wholesale market as prices were at or below their retail electricity price. This in turn affected our revenue opportunities. During 2009, wholesale electricity prices have remained at these low levels. For 2010, energy prices improved over 2009 but, like the overall economy, was short of 2007 levels.

The PJM Interconnection Capacity program establishes a three-year laddered pricing structure for demand response participants that are not subject to market fluctuations. Each year has a fixed price that is set three years in advance. Capacity prices in 2009 were approximately $50,000 per MW per year, increased to approximately $63,000 per MW in 2010 and will fall to $40,000 per MW in 2011. In 2012, prices for PJM split by region, and based on the auction held in May 2009, will fall to approximately $6,000 per MW in the Western Region of PJM and will increase to approximately $60,000 in the Eastern Region of PJM. In 2013 prices for PJM again split by region, and based on the auction held in May 2010, will increase to approximately $10,000 per MW per year in the Western Region of PJM and will increase to approximately $85,000 per MW per year in the Eastern Region of PJM.

Participants

Our participants are commercial and industrial organizations with whom we enter into contracts to standby or curtail electricity usage based on demand from grid operators or in reaction to a price signal. We aggregate the amount of standbys and curtailments and sell this capacity to grid operators. Most of our sales effort and most of our sales force are focused on bringing electricity consumers into our service offerings. Each participant we bring into the portfolio adds to our capability to serve the needs of the wholesale electricity market.

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

Competition

Our competition includes public and private companies that cater to various segments of demand response products and services. We are a full-service provider of demand response products that incorporate our proprietary technologies to leverage our participants’ flexibilities and make it easier to meet the needs of a broad range of needs of grid operators.

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

In addition, there are two well financed corporations that offer demand response solutions similar to ours. However, they have not created an integrated software platform for their participants. We have a technological advantage over these competitors at this time because of our use of software. We expect our competitors to attempt to duplicate our business model.

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

We protect our intellectual property rights through a combination of patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other measures. We own a patent application which covers aspects of enterprise energy automation. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We hold 1 trademark and have 4 trademark applications pending in the United States. We require our business partners to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of technology and business plans.

We typically enter into proprietary information agreements with employees, consultants, vendors, customers and business partners.

We believe, however, that our financial performance will depend more upon our service, technical knowledge and innovative design abilities than upon such protection. Notwithstanding the foregoing, we will strongly defend all intellectual property rights from infringement.

For more information about risks related to our intellectual property, please see “Item 1A: Risk Factors” including “Our intellectual property rights may not be adequately protected outside the United States, resulting in loss of revenue” and “Intellectual property litigation could harm our business.”

Government Approval or Regulations

We are subject to and comply with federal regulations pertaining to health and safety, employment, privacy, and related regulations pertinent to all public businesses. FERC must approve all wholesale products purchased by regional grids, and state commissions may be involved in approval of transactions with electric utilities. On January 26, 2010, we announced we had been granted Market Based Rate Authorization (MBRA) by FERC effective August 17, 2009. MBRA allows EnergyConnect to engage in a variety of wholesale electricity market transactions that complement our demand response solutions and expands the range of services we can provide to grid operators, utilities and commercial, industrial and institutional power consumers. As a result of this decision EnergyConnect is now a public utility as defined by Section 201 (e) of the Federal Power Act. We are also subject to certain local government regulations. Any failure by us to comply with foreign, federal, state or local agency regulations could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition. We are not aware of any pending or threatened investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current business or facilities.

Research and Development

Research and development costs are charged to operations as incurred. The Company incurred approximately $1.0 million and $0.8 million of expenditures on research and development for the years ended January 1, 2011, and January 2, 2010, respectively.

Employees

As of January 1, 2011, we directly employed 43 full time employees, two part time employees, four full time contractors and one part time contractor. None of our employees are covered by collective bargaining agreements.

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

Debt Facility

On November 5, 2010, the Company and EnergyConnect, Inc. (collectively with the Company, the “Borrowers”) entered into a $4,000,000 revolving loan credit facility (the “Credit Facility”) with Silicon Valley Bank and Partners For Growth III, L.P. (collectively, the “Lenders”), which matures on September 30, 2011. Advances under the Credit Facility are to be made by the Lenders to the Borrowers on a formulaic basis based on 100% of the Company’s accounts receivable owed by Pennsylvania New Jersey Maryland Interconnection LLC and its successors and assigns (“PJM”) which arise in the ordinary course of the Company’s business. Advances made by the Lenders to the Borrowers under the Credit Facility accrue interest at a rate of 12.5% per annum. The obligations of the Borrowers under the Credit Facility are secured by a first priority security interest in all of the Borrowers’ assets, including intellectual property. The Credit Facility contains various representations and warranties, covenants (including, but not limited to, limitations on dispositions of assets, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, dividends and investments,) and events of default typical for a transaction of this type. In addition, the Borrowers are required to (i) perform to at least 85% of PJM’s requirements for “Load Management Event Compliance” for the period from June 1st through September 30th, (ii) maintain a minimum unrestricted cash balance at Silicon Valley Bank of at least $1,000,000 at all times, and (iii) achieve confirmed registrations for the 2011 PJM “Capacity Program” of at least $20,000,000 by March 31, 2011. A violation of one or more of these covenants or the occurrence of certain other events could result in a default permitting the termination of the Lenders’ commitments under the Credit Facility and/or the acceleration of any loan amounts then outstanding. The Borrowers must use the proceeds advanced under the Credit Facility solely as working capital and to fund their general business requirements. As partial consideration for providing the Borrowers with the Credit Facility, the Company granted to the Lenders a 7-year warrant to purchase 3,750,000 shares of the Company’s common stock at a price per share of $0.15. A copy of this agreement is attached hereto as Exhibit 4.2 and the foregoing summary is qualified in its entirety by the terms of the agreement, which are incorporated herein by this reference.

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

The closing of the Merger is subject to certain conditions.

On March 2, 2011, the closing price of our stock was $0.129 per share. On March 3, 2011, we announced the signing of the Merger Agreement. Following the announcement, our stock has been trading at prices in excess of $0.20 per share. The obligations of JCI, Merger Sub and us to complete the Merger are subject to the satisfaction (or waiver) of the following conditions, among others:

•	approval of the merger by a majority of our common shareholders entitled to vote on the Merger;

•	absence of any law, injunction, judgment or ruling prohibiting the Merger;

•	the accuracy of the representations and warranties of each party; and

•	performance, in all material respects, of all obligations and compliance with, in all material respects, agreements and covenants to be performed or complied with by each party.

In addition, JCI’s and Merger Sub’s obligation to effect the Merger is subject to the satisfaction or waiver of the following conditions:

•	there has not been, and no event or circumstances shall have occurred that would reasonably be expect to result in, a material adverse effect on us;

•	we having obtained cancellation acknowledgments from holders of certain warrants or such warrants having expired; and

•

consents having been obtained from our lender, any utility, independent system operator or market regulator whose approval is required by contract or applicable law, and the U.S. Federal Energy Regulatory Commission.

We cannot give any assurance that all of the conditions to the Merger will either be satisfied or waived or that the Merger will occur.

If we fail to comply with covenants related to our loan agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

Although we were in compliance with all covenants under the revolving line of credit (“credit line”) as of January 1, 2011, it is possible that we may not be in compliance or fail to comply with certain covenants or other agreements in the future. Some of the covenants are subjective in nature that gives our lender the opportunity to call an event of default based upon their good faith opinion. If we are unable to meet the financial or other covenants, including the subjective covenants, under the credit line or negotiate future waivers or amendments of such covenants, an event of default could occur. Upon the occurrence and during the continuance of an event of default under the revolving line of credit, Silicon Valley Bank and Partners for Growth (collectively, “SVB”) has available a range of remedies customary in these circumstances, including without limitation declaring all outstanding debt, together with accrued and unpaid interest thereon, to be immediately due and payable, foreclosing on the assets securing the obligations arising under the credit line and/or ceasing to provide additional revolving loans, which could have a material adverse effect on us.

Even if we are in compliance with all the covenants and other terms of our credit line, there can be no assurance that SVB will continue to provide funds based upon our requests.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 1, 2011, our independent auditors stated that our financial statements for the year ended January 1, 2011 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring net losses and deficits in cash flows from continuing operations. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net losses increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

We have incurred net losses since our inception, and we may continue to incur net losses in the future and may never reach profitability.

We were incorporated in the State of Oregon in 1986, and began commercial sales of our demand response products in 2005. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $0.3 million and $3.2 million for the fiscal years ended January 1, 2011, and January 2, 2010, respectively. At January 1, 2011, we had an accumulated deficit of $158 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect our operating expenses to increase as we, among other things:

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

We are reliant upon both grid operators such as PJM and utilities for our revenues. Changes to market rules or sales relationships with these entities could have a material adverse impact on our business. We have experienced significant changes of the rules by PJM. In 2007, PJM initiated an economic incentive that encourages a significant activity level within the economic program. When the incentive expired in late 2007, the number of customers participating in the economic program declined significantly. On March 15, 2011, the FERC issued Order 745 regarding compensation of demand response in organized markets. The new rule directs that Independent System Operators (“ISOs”) and Regional Transmission Operators (“RTOs”) such as PJM implement changes to economic compensation such that compensation at full LMP is required when there is a net benefit to doing so. The RTOs are directed to specify an LMP price threshold above which economic demand response would be paid full LMP. The threshold levels remain to be identified by the RTOs. The ruling is expected to allow participation by some entities currently excluded and to remove barriers to entry for customers served by public power utilities. These changes should encourage more demand response activity. However, because many of the details of implementation remain uncertain, there can be no assurance as to the timing and participation levels in the economic programs within PJM and the other RTOs.

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

Demand response is heavily regulated by FERC and state public utility commissions. Recently, regulators at federal and state levels have been supportive of facilitating the demand response business as an effective way to improve reliability and reduce costs on electrical grids. There have been a number of reports prepared by FERC that support and encourage price responsive demand response programs. However a change in FERC commissioners or federal and state attitudes toward demand response could have a material adverse effect on our business. The failure of FERC to rule in favor of such programs could have a material adverse effect on our ability to grow revenues or add more customers. If FERC were to rule against PJM, this may discourage other markets to develop price response programs, thus limiting our ability to sell our solutions into new emerging markets.

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

Recent regulatory developments may require us to post letters of credit or security deposits in order to participate in key demand response programs. Given our limited access to capital, we may not have sufficient funds to meet these credit requirements that may in turn preclude us from participating in these markets, adversely affecting our ability to create shareholder value as a standalone company.

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

Under our current credit line our lender, Silicon Valley Bank, has a perfected first position security interest in our assets. This, along with other restrictions in the credit line, significantly limits our ability to obtain additional credit while this line is in place.

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We have incurred operating losses for three of the last four years, and net losses for each of the last four years. We cannot be certain that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Revenues and profits, if any, will depend upon numerous factors, including without limitation:

•	our ability to retain our current customers and participants;

•	our ability to sign new customers and participants;

•	the wholesale price of electricity in economic markets; and

•	the ability to configure our software for other markets

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

If the software we use in providing our demand response and energy management solutions produces inaccurate information or is incompatible with the systems used by our customers, we could be unable to provide our solutions, which could lead to a loss of revenues and trigger penalty payments.

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

We depend upon the acceptance of our technology platform by customers, grid operators and utilities, as a major driver of revenues. For example, we are currently in discussions with a number of utilities to adopt our technology and price-based demand response products as a solution to new state regulations that are coming into effect. There can be no assurance that the utilities will adopt price-based demand response programs or even if they do so, that they will use our proprietary solution.

The failure to renew or sign new contracts with commercial and industrial consumers, would negatively impact our business by reducing our revenues, delaying or preventing our profitability and requiring us to spend more money to maintain and grow our commercial, institutional and industrial participant base.

The majority of our participants are under annual contracts, which means we have to re-sign them each year for the capacity and economic programs. Although we have moved towards longer term contracts, there can be no assurance that we will be successful in signing more participants to longer term contracts, or in re-signing existing participants annually. The failure to retain participants could have a significant impact on our revenues.

We may incur significant penalties and fines if found to be in non-compliance with any applicable State or Federal regulation, despite our best efforts at compliance and adherence.

Although we have been in compliance with State and Federal regulations and have not incurred significant fines our business could suffer a material adverse impact if we were found to be in non-compliance with regulations. Furthermore, in addition to the risk of significant penalties, our ability to retain our existing participants or sign new participants could be materially adversely affected if we were found to be in non-compliance with regulations.

The success of our businesses depends in part on our ability to develop and increase the functionality of our GridConnect™ software solutions.

We estimate that we have invested over 100,000 man hours into developing our GridConnect™ solution, which affords access to our EventConnect™, FlexConnect™ and ReadyConnect™ software. Not only do we have to ensure that our software continues to offer our participants up-to-date functionalities to transact in the electricity markets, we also need to continue to innovate and improve our solutions so our software remains easy to use yet critical to our customers’ energy strategies.

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

In the demand response industry, several companies have achieved substantially greater market shares than we have, have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do, which may give them a competitive advantage over us. Our competitors who succeed may enjoy increased revenues and profits from an increase in market share, and our results and share price could suffer as a consequence.

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

Our failure to manage growth or future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our shareholders’ interests would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

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

Our broad range of products provides a competitive advantage in the recruitment of customers and participants. Restrictions on our ability to offer multiple products in a region or delays in our ability to bring current products to new regions will reduce our competitive position and delay growth in those regions. We may not be able to anticipate or control all the rules or regulations that affect each product in each region.

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

We may become involved in various legal proceedings which arise in the ordinary course of business with possibly adverse results, and are currently named as defendants in a putative class action lawsuit.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

At present, EnergyConnect, its board of directors, JCI Holding and Eureka, Inc., a wholly owned subsidiary of JCI Holding, are named as defendants in three putative class action lawsuits brought by alleged shareholders challenging EnergyConnect’s proposed merger with JCI Holding. The shareholder actions generally allege, among other things, that each member of the EnergyConnect board of directors breached their fiduciary duties to EnergyConnect shareholders by authorizing the sale of EnergyConnect to JCI Holding for consideration that does not maximize value to EnergyConnect shareholders. The complaints also allege that EnergyConnect, JCI Holding and Eureka, Inc. aided and abetted the breaches of fiduciary duty allegedly committed by the members of the EnergyConnect board of directors. The shareholder actions seek equitable relief, including enjoining the defendants from consummating the merger on the agreed-upon terms. On March 28, 2011, the court entered an order consolidating the three cases into one matter.

See also Item 3. Legal Proceedings.

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

We saw a significant shift in the profile of our revenues from fiscal 2008 to fiscal 2009. As electricity prices have been near all-time lows due to low fuel prices and the impact of the economic recession, the ability for our customers to transact in the economic programs was significantly reduced in 2009 and 2010. We have therefore relied upon the capacity markets to make up nearly all of our revenues over the last two years. In contrast, in 2008 we saw strong electricity prices and very active economic programs that accounted for a majority of our revenues.

Global economic and credit market conditions, and any associated impact on spending by utilities or grid operators or on the continued operations of our commercial, institutional and industrial customers, could have a material adverse effect on our business, operating results, and financial condition.

General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. This can not only manifest itself into low fuel prices and lower level of demand for electricity that result in wholesale electricity prices being below the retail rates for our participants, thereby limiting participation in the economic programs, but can also result in longer sales cycles to sign new participants to our contracts.

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

Our growth in the demand response area is dependent in part on other electricity grids developing wholesale markets for electricity. Other grid operators are likely to look to PJM programs and monitor the success of these programs before deciding to introduce similar programs in their area. One of the elements of this decision making may be how curtailment service providers within PJM managed the demand response activities. If other providers see areas of the PJM program that have not worked effectively they could create potentially unfavorable regulations or operating rules within their grids that could limit opportunities for us to expand.

Our ability to use our net operating loss carryforwards may be subject to limitation which could result in increased future tax liability for us.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal and state income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. The number of shares of our common stock that we issued as a result of our private placement in 2008, combined with debt conversion in 2010, may be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal and state taxable income may become subject to limitations, which could result in an increased future tax liability for us. In addition, we will not be able to utilize any operating loss carryovers in California due to the California Budget Act of 2010, S870, enacted on October 8, 2010, which suspended the utilization of net operating loss carryovers for purposes of California state tax.

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

Natural disasters and events beyond our control can affect our operations and ability to collect revenues.

Our operations and revenues can be subject to natural disasters and other events beyond our control, such as earthquakes, fires, tsunami, extreme wind conditions, power failures, telecommunication loss, terrorist attacks and acts of war. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or manmade, could cause severe destruction or interruption to our operations and as a result, our business could suffer serious harm.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	states that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Our leased facilities as of January 1, 2011 are as follows:

Location	Square Feet	Primary Use	Lease Terms
Campbell, CA	5,218 sq ft	Office space (headquarters)	Lease expires August 31, 2012

Lake Oswego, OR	9,693 sq ft	Office space	Lease expires July 31, 2011

Conshohocken, PA	2,562 sq ft	Office space	Lease expires September 30, 2012

We believe that our current facilities are suitable and adequate to meet our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Litigation (see also Subsequent Events in Note 15 to the Consolidated Financial Statements in Part II, Item 8):

EnergyConnect, its board of directors, JCI Holding and Eureka, Inc., a wholly owned subsidiary of JCI Holding, are named as defendants in three putative class action lawsuits brought by alleged shareholders challenging EnergyConnect’s proposed merger with JCI Holding. The shareholder actions generally allege, among other things, that each member of the EnergyConnect board of directors breached their fiduciary duties to EnergyConnect shareholders by authorizing the sale of EnergyConnect to JCI Holding for consideration that does not maximize value to EnergyConnect shareholders. The complaints also allege that EnergyConnect, JCI Holding and Eureka, Inc. aided and abetted the breaches of fiduciary duty allegedly committed by the members of the EnergyConnect board of directors. The shareholder actions seek equitable relief, including enjoining the defendants from consummating the merger on the agreed-upon terms. On March 28, 2011, the court entered an order consolidating the three cases into one matter.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “ECNG.OB.” The transfer agent for our common stock is Mellon at 17 Battery Place, New York, NY 10004.

The following table sets forth the high and low intra-day bid information for our Common Stock for the fiscal quarters indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal 2009	High	Low
First Quarter	$0.21	$0.05
Second Quarter	0.14	0.08
Third Quarter	0.09	0.05
Fourth Quarter	0.14	0.04

Fiscal 2010	High	Low
First Quarter	$0.20	$0.07
Second Quarter	0.19	0.12
Third Quarter	0.26	0.14
Fourth Quarter	0.18	0.09

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On January 1, 2011, the closing bid price of our common stock, as reported on the OTC Bulletin Board, was $0.11.

As of March 29, 2011, there were approximately 171 holders of record of our common stock.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on some national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of common stock.

No purchases of the Company’s equity securities were made by or on behalf of the company or any Company affiliated purchaser within the meaning of Section 240.10b-18(a)(3) during the fourth quarter of 2010.

Dividend Policy

We have never declared or paid dividends on shares of our common stock. We intend to retain future earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following equity compensation information, as of January 1, 2011, is presented in compliance with SEC regulation S-K Item 201(d).

	Number of Securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,770,251	$0.20	2,163,985
Equity compensation plans not approved by security holders	14,040,874	$1.44	N/A

Total	26,811,125	$0.85	N/A

Unregistered Securities Sold in 2010

On September 8, 2010, following notice that the Company intended to repay the balance of the convertible loan facility, Aequitas Commercial Finance, LLC (“Aequitas”) opted to convert, pursuant to the loan agreement as amended between the Company and Aequitas, all but $1 of the remaining principal plus accrued interest, totaling $3,307,280, into 36,504,180 shares of common stock.

On November 10, 2010, the Company issued 2,500,000 units of restricted stock to various officers of the Company. Twenty five percent of the restricted stock units vest six months after the date of grant and twelve and one half percent of the restricted stock units vest every three months thereafter, such that 100% of the restricted stock units shall be fully vested on the two year anniversary of the date of grant.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statements of operations data for the twelve months ended January 1, 2011, and January 2, 2010 and the balance sheet data at January 1, 2011, and January 2, 2010 are derived from our audited financial statements which are included elsewhere in this annual report. The statement of operations data for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, and the balance sheet data at January 3, 2009, December 29, 2007, and December 30, 2006, are derived from our audited financial statements which are not included in this annual report. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007		December 30, 2006
Statements of Operations:
Revenue	$31,644	$19,921	$25,859	$12,626		$3,202	(1)
Cost of revenue	19,475	12,883	18,420	8,789		3,032	(1)
Gross profit	12,169	7,038	7,439	3,837		170	(1)
Operating expense	10,849	9,317	41,486 (3)	8,180		6,076	(1)
Income (loss) from continuing operations	1,320	(2,279)	(34,066)	(4,341)		1,561	(1)
Net income (loss)	(308)	(3,222)	(34,077)	(14,036)		833	(1)
Net income (loss) per share	$—	$(0.03)	$(0.37)	$(0.17)		$0.01	(1)
Weighted average shares	107,833	95,481	91,245	82,536		71,374

Balance Sheet Data:
Cash and cash equivalents	$1,136	$1,062	$410	$758	(2)	$2,193	(2)
Total assets	15,920	9,775	7,357	48,086	(2)	57,147	(2)
Long-term liabilities	25	1,913	—	61	(2)	1,261	(2)
Total liabilities	11,312	9,746	5,361	16,828	(2)	13,531	(2)
Shareholders’ equity	$4,608	$29	$1,996	$31,258	(2)	$43,616	(2)

1	Excludes operations that were discontinued in the year ended December 29, 2007.
2	Includes assets and liabilities related to operations that were discontinued in the year ended December 29, 2007.
3	Includes write-off in 2008 of impaired goodwill of $29.4 million resulting from the testing of the carrying value of goodwill purchased in the acquisition of ECI in October 2005.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this Form 10-K. See “Risk Factors beginning on page 11.”

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

Real-Time Response

Our participants reduce their usage of electricity based on a pre-determined curtailment strategy they have developed and estimated prices for wholesale electricity that we provide. EnergyConnect is paid for the actual measured reduction in electricity usage expressed either in kilowatts per hour (KWh) or megawatts per hour (MWh) at the actual LMP less the participant’s retail rate. We in turn pay our participants a percentage of the payment we receive based upon our individual contracts with them.

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

Under the Capacity programs grid operators pay us an annual fee in weekly installments to stand by and provide demand response resources to the grid when the grid calls an event. We record these payments as revenue over the time when we are required to perform under these capacity programs. For some programs our obligation to perform does not match the period over which we are paid by the grid, in which case we recognize revenues over the mandatory performance period.

Under the Economic programs we are paid by the grid for our commercial and industrial participants’ ability to reduce electricity usage in response to a price signal from the grid. Through our software we summarize price responsive activity and submit to the grid for payment. At the end of each monthly period the power grid approves the payments and we, in turn, recognize revenue based upon the grid approval.

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

Some of our contracts with our participants are multi-year contracts for their participation in capacity markets where both the pricing and the participant’s commitment are known. Contracts signed for delivery in future years form the basis of our backlog. As of January 1, 2011, we had approximately 196 MW of capacity backlog with our participants, compared to no backlog at January 2, 2010.

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

The weighted average grant date fair value of all options granted in the years ended January 1, 2011 and January 2, 2010 was $0.10 and $0.08, respectively. These fair values were computed using the Black-Scholes pricing model and the following assumptions:

	2010	2009
Risk-free interest rate	1.15 – 2.60%	1.80 – 2.75%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	82%	118%

The amounts expensed for stock-based compensation related to options totaled $448,907 and $742,225 for the years ended January 1, 2011 and January 2, 2010, respectively.

Results of Operations

The financial information presented for the years ended January 1, 2011 and January 2, 2010 represents activity in EnergyConnect Group, Inc. and its wholly-owned operating subsidiary, EnergyConnect, Inc (ECI).

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

Revenue for the year ended January 1, 2011 was $31,644,000 compared to $19,921,000 for the year ended January 2, 2010, an increase of 58.8%. This increase in year-over-year revenue in ECI is due primarily to an increase in PJM capacity revenues from the annual program from $12,274,000 to $21,101,000, or 71.9%. We also recognized revenue of $6,578,000 from a capacity transaction in the first quarter of 2010, compared to $4,084,000 from similar capacity transactions in the first six months of 2009, an increase of 61.1%.

Gross Profit. Gross profit for the year ended January 1, 2011 was $12,169,000 (or 38.5% of revenue) compared to $7,038,000 (or 35.3% of revenue) for the year ended January 2, 2010, an increase of 72.9%. This increase is attributable to the $4,691,000 gross profit generated by the high margin capacity transaction completed in the first quarter of 2010 compared to the $3,023,000 generated by capacity transactions in the first six months of 2009, and also an increase in the profitability of the annual program from $3,675,000 to $7,091,000, the increase being primarily attributable to the $8,827,000 increase in revenue from this program.

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

Operating Expenses. Operating expenses were $10,849,000 (34.3% of revenue) for the year ended January 1, 2011, compared to $9,317,000 (46.8% of revenue) for the year ended January 2, 2010, an increase of 16.4%. The increase in expenses is primarily due to increases of $582,000 in legal and professional fees, $903,000 in personnel costs, including salaries, and $140,000 in occupancy costs, offset by a decrease in non-cash stock-based compensation of $207,000.

Interest expense, net and other. Net interest expense was $1,580,000 for the year ended January 1, 2011, compared to $943,000 for the year ended January 2, 2010. Net interest expense in both 2010 and 2009 comprised mainly interest expense incurred under the Company’s debt facility and amortization of debt discount associated with the beneficial conversion feature of the debt facility. Net interest expense increased in 2010 due to an acceleration of the charge against debt discount and the $150,000 in minimum interest charges incurred when the loan was repaid, and due to higher average aggregate borrowings, offset by a reduction in interest rates. Following conversion of the principal balance of the Aequitas loan into common stock in September 2010, interest expenses are expected to be significantly lower in the future, although there will be interest payable at 12.5% on borrowings against the Company’s line of credit, and there is also a non-cash charge of approximately $34,000 per month relating to amortization of the expense attributed to warrants issued to obtain this line through September 30, 2011.

Taxation. Income tax expense was $48,000 in the year ended January 1, 2011, all relating to state tax charges for which insufficient net operating losses were available to offset the current year’s taxable income, partly due to California’s suspension of utilization of NOL carryovers. We have provided a full valuation allowance on our net deferred tax asset.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under operating and revolving lines of credit.

At January 1, 2011, the Company had positive working capital of approximately $3,207,000, compared to approximately $278,000 at January 2, 2010. The increase is primarily due to the increase in receivables resulting from increased revenue from the PJM capacity program, partially offset by a corresponding increase in payables to participants. The Company derived significant liquidity in the year ended January 1, 2011, as the balance on its convertible note was repaid in common stock. Further, the Company has obtained a $4,000,000 revolving line of credit which matures on September 30, 2011.

Accounts receivable increased to $12,613,000 at January 1, 2011 from $6,811,000 at January 2, 2010. The increase was primarily due to the increase in revenue from the annual PJM capacity program. We receive funds from this capacity transaction over the PJM program year on a weekly basis starting each June. Our remaining receivables will increase and decrease in accordance with the revenue recognized in each quarter. The large majority of our revenue, and therefore cash and receivables, is generated through PJM, which serves as the market for electrical transactions in a specific region in the United States. We are members of PJM, and our relationship with this power grid is perpetual. We do have a concentration of receivables from PJM, however, we do not believe there is a significant risk arising from this concentration.

Property and equipment, net of depreciation increased to $189,000 at January 1, 2011, compared to $187,000 at January 2, 2010. This increase was due to approximately $139,000 in additions to fixed assets offset by normal depreciation charges of $137,000 during the year. After acquiring computer equipment for approximately $150,000 in the first quarter of 2011, we do not anticipate spending significant amounts to acquire other fixed assets for the foreseeable future.

Accounts payable and related accruals increased to $10,796,000 at January 1, 2011 from $7,509,000 at January 2, 2010. The increase was primarily due to increase in cost of revenue from the annual PJM capacity program, commensurate with the increase in revenue. At January 1, 2011, other than normal obligations to vendors, payables consist primarily of payment obligations to participants in our capacity programs, not currently due, and to normal monthly obligations in our economic programs.

As a result of our history of losses and our experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, our independent registered public accounting firm in their report dated April 1, 2011, included in our January 1, 2011 Form 10-K, expressed substantial doubt about our ability to continue as going concern.

We believe that revenues generated by operations, combined with our $4 million line of credit, will be adequate to fund our operations until September 2011. Thereafter, we may need to renew the credit facility or obtain alternative financing in order to attain cash flow break even from operations. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, the downturn in the U.S. stock and debt markets and the first priority lien on all of our assets granted to our secured lender could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to curtail our operations.

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

Recent regulatory developments may require us to post letters of credit or security deposits in order to participate in key demand response programs. Given our limited access to capital, we may not have sufficient funds to meet these credit requirements that may in turn preclude us from participating in these markets, adversely affecting our ability to create shareholder value as a standalone company.

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

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable. We record no allowance for doubtful accounts, and the Company has never recorded a bad debt expense with respect to its present activities.

During the years ended January 1, 2011, and January 2, 2010, sales to one customer, PJM, accounted for $29,121,000, or 92.0% of revenue, and $17,552,000, or 88.1% of revenue, respectively. Our sales to PJM are made up of a number of transactions with participants. No single participant accounted for 10% or more of our revenue in either period. PJM accounted for 98.0% of accounts receivable at both January 1, 2011, and January 2, 2010.

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

At January 1, 2011, we had commitments for capital expenditures totaling approximately $150,000, all for computer equipment.

Inflation

In the opinion of management, inflation will not have an impact on our financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.

Related Party Transactions

See Notes 5 and 8 to the Consolidated Financial Statements for a full description of convertible debt transactions with a related party in the years ended January 1, 2011 and January 2, 2010. The balance outstanding on this debt was fully converted into shares of common stock in September 2010. As of January 1, 2011, there are no amounts owed to related parties other than nominal amounts incurred in the normal course of business.

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of January 1, 2011, and is based on information appearing in the notes to consolidated financial statements included elsewhere in this filing.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating Leases	$436,342	$312,834	$123,508	$—	$—
Capital Expenditure	150,000	150,000	—	—	—

Total obligations	$586,342	$462,834	$123,508	$—	$—

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for a full description of new accounting pronouncements, including the respective expected dates of adoption, none of which have had, or are expected to have, a material impact on our results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not own or trade any financial instruments about which disclosure of quantitative and qualitative market risks are required to be disclosed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EnergyConnect Group, Inc.

Campbell, California

We have audited the accompanying consolidated balance sheet of EnergyConnect Group, Inc. and subsidiary (collectively, the “Company”) as of January 1, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnergyConnect Group, Inc. and subsidiary as of January 1, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 for the year ended January 1, 2011, the Company has suffered recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

San Jose, CA,

April 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

EnergyConnect Group, Inc.

Campbell, California

We have audited the accompanying consolidated balance sheets of EnergyConnect Group, Inc. and its wholly-owned subsidiary (the “Company”) as of January 2, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnergyConnect Group, Inc. and its wholly-owned subsidiary as of January 2, 2010, and the consolidated results of its operations and its cash flows for the year ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York,

March 18, 2010

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 1, 2011 AND JANUARY 2, 2010

	January 1, 2011	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$1,136,074	$1,062,306
Accounts receivable, net of zero allowance	12,612,560	6,811,495
Other current assets	745,383	237,242

Total current assets	14,494,017	8,111,043
Property and equipment, net	188,696	187,085
Intangible assets, net	1,159,695	1,398,761
Other assets	77,508	78,035

Total assets	$15,919,916	$9,774,924

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,796,332	$7,508,561
Other current liabilities	490,653	324,886

Total current liabilities	11,286,985	7,833,447

Long term liabilities:
Note payable, net of debt discount	—	1,912,937
Other liabilities	24,804	—

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, no par value, 10,000,000 shares authorized, none outstanding at January 1, 2011 or January 2, 2010	—	—
Common Stock, no par value, 225,000,000 shares authorized, 135,735,879 and 95,629,961 shares issued and outstanding at January 1, 2011 and January 2, 2010, respectively	162,911,984	158,024,289
Accumulated deficit	(158,303,857)	(157,995,749)

Total stockholders’ equity	4,608,127	28,540

Total liabilities and stockholders’ equity	$15,919,916	$9,774,924

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 1, 2011 AND JANUARY 2, 2010

	January 1, 2011	January 2, 2010
Revenue	$31,644,355	$19,920,525
Cost of revenue	19,475,581	12,882,257

Gross profit	12,168,774	7,038,268
Operating expenses	10,849,034	9,317,077

Operating income (loss)	1,319,740	(2,278,809)
Interest expense, net and other	(1,579,711)	(943,212)

Loss before provision for income taxes	(259,971)	(3,222,021)
Provision for income taxes	48,137	—

Net loss	$(308,108)	$(3,222,021)

Net loss per share – basic and diluted	$—	$(0.03)

Shares used to compute net loss per share – basic and diluted	107,832,925	95,480,783

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 1, 2011 AND JANUARY 2, 2010

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balances as of January 3, 2009	95,179,961	$156,769,983	$(154,773,728)	$1,996,255
Restricted shares issued to directors	450,000	54,000	—	54,000
Stock-based compensation related to options	—	742,225	—	742,225
Collection of notes receivable for exercise of stock options	—	5,700	—	5,700
Beneficial conversion feature related to convertible debt	—	452,381	—	452,381
Net loss	—	—	(3,222,021)	(3,222,021)

Balances as of January 2, 2010	95,629,961	$158,024,289	$(157,995,749)	$28,540
Restricted shares issued to directors	650,000	112,000	—	112,000
Stock-based compensation related to options	—	448,907	—	448,907
Collection of notes receivable for exercise of stock options	—	13,786	—	13,786
Repayment of note receivable via surrender of stock	(100,000)	(13,500)	—	(13,500)
Common shares issued upon exercise of options	551,738	39,579	—	39,579
Restricted stock issued to officers	2,500,000	28,261	—	28,261
Beneficial conversion feature related to convertible debt	—	585,758	—	585,758
Common stock issued on conversion of debt	36,504,180	3,307,279	—	3,307,279
Fair value of warrants issued		365,625	—	365,625
Net loss	—	—	(308,108)	(308,108)

Balances as of January 1, 2011	135,735,879	$162,911,984	$(158,303,857)	$4,608,127

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 1, 2011 AND JANUARY 2, 2010

	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net loss	$(308,108)	$(3,222,021)
Reconciling adjustments
Depreciation of equipment	136,797	140,447
Amortization of intangible assets	239,066	239,067
Stock-based compensation related to options	448,907	742,225
Stock-based compensation related to restricted stock	140,261	54,000
Amortization of debt discount including beneficial conversion feature	722,821	315,318
Change in operating assets and liabilities:
Accounts receivable	(5,801,065)	(2,437,677)
Other current assets	(156,016)	331,902
Other assets	527	(7,159)
Accounts payable	3,287,771	2,392,265
Other liabilities	190,571	197,871

Net cash used in operating activities	(1,098,468)	(1,253,762)

Cash flows from investing activities:
Purchase of property and equipment	(138,408)	(28,270)
Increase in intangible assets	—	(4,206)

Net cash used in investing activities	(138,408)	(32,476)

Cash flows from financing activities:
Repayments on line of credit	—	(117,257)
Proceeds from debt financing, net of repayments	1,257,279	2,050,000
Proceeds from exercise of stock options	39,579	—
Collection of notes receivable for exercise of stock options	13,786	5,700

Net cash provided by financing activities	1,310,644	1,938,443

Net increase in cash and cash equivalents	73,768	652,205
Cash and cash equivalents at beginning of the period	1,062,306	410,101

Cash and cash equivalents at end of the period	$1,136,074	$1,062,306

Supplemental disclosures of cash flow information:
Interest paid (includes $257,280 paid in conversion shares in the year ended January 1, 2011)	$949,593	$427,919
Income taxes paid	$—	$—
Supplemental schedule of non-cash investing and financing activities:
Beneficial conversion feature related to convertible debt	$585,758	$452,381
Common stock issued on conversion of debt	$3,307,279	$—
Issuance of warrants to obtain line of credit	$365,625	$—
Repayment of note receivable via surrender of stock	$13,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

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

The consolidated financial statements include the accounts of EnergyConnect Group, Inc. and its wholly owned operating subsidiary, EnergyConnect, Inc. (collectively the “Company”).

The Company was incorporated in August 1986 as an Oregon corporation, succeeding operations that began in October 1984. In 2009 we moved our corporate headquarters from Lake Oswego, Oregon to Campbell, California.

2.    Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52 week period ended January 1, 2011. The Company’s last fiscal year was the 52 week period ended January 2, 2010.

Principles of Consolidation

The Consolidated Statements of Operations, presented above, contain revenue and expense data of EnergyConnect Group, Inc. for the years ended January 1, 2011, and January 2, 2010. On October 13, 2005, EnergyConnect Group, Inc. acquired its wholly-owned subsidiary, EnergyConnect, Inc (“ECI”). The revenue and expense data of ECI is included in the Consolidated Statements of Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are primarily maintained at two financial institutions.

Advertising Costs

Advertising and marketing costs of $0.03 million and $0.01 million were expensed as incurred in the years ended January 1, 2011, and January 2, 2010, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged using the straight-line method over the estimated useful lives of the assets as follows:

Computers and software	3 years
Leasehold improvements	3 to 5 years, or remaining lease term if shorter
Furniture and fixtures	5 years

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

An additional source of our revenue is derived from agreements with the power grid operators whereby a monthly reserve fee is paid for our agreement to be available to provide relief in the form of curtailment of energy usage in times of high energy demand. We record these payments as revenue over the period during which we are required to perform under these programs. Under certain programs, our obligation to perform may not coincide with the period over which we receive payments under that program. In these cases we record revenue over the mandatory performance obligation period and record a receivable for the amount of payments that will be received after that period has been completed. An allowance for doubtful accounts is assessed based on a combination of historical experience, aging analysis and information on specific accounts.

The vast majority of our revenue in 2009 and 2010 was processed through the Pennsylvania, New Jersey, Maryland Interconnection, LLC (“PJM”). PJM serves as the market for electrical transactions in a specific region in the United States. Our agreement with PJM is an ongoing one as we are members of PJM. These transactions are initiated by building owners, who are our participants. The transactions form the basis for our revenue.

Impairment of Intangible and Long-Lived Assets

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. In addition, we have adopted the provisions of FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus common share equivalents from conversion of dilutive stock options, warrants, and restricted stock using the treasury method, and convertible securities using the as-converted method, except when antidilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive.

Stock Based Compensation

The Company measures the fair value of all stock-based awards to employees, including stock options, on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. The fair value of awards to consultants is measured on the dates on which performance of services is completed, with interim valuations recorded at balance sheet dates while performance is in progress. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

Comprehensive Income

The Company has no items of other comprehensive income or expense. Accordingly, the Company’s comprehensive loss and net loss are the same for all periods presented.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, bad debts, impairment of intangible assets, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Research and Development

Research and development costs are charged to operations as incurred. The Company incurred approximately $1.0 million and $0.8 million of expenditures on research and development for the years ended January 1, 2011, and January 2, 2010, respectively.

Segment Information

Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company presently has only one operating segment, comprising domestic operations only.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current presentation. These reclassifications had no effect on reported net losses.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of their short-term maturity. The Company has not elected the fair value option with respect to any of its assets or liabilities.

Recent Accounting Pronouncements

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

3.    Property and Equipment

Property and equipment consist of the following:

	January 1, 2011	January 2, 2010
Furniture and fixtures	$88,190	$79,688
Leasehold improvements	47,867	48,173
Software and computer equipment	497,734	374,683

	633,791	502,544
Less accumulated depreciation	(445,095)	(315,459)

	$188,696	$187,085

Depreciation expense (which includes amortization of leasehold improvements) included in operating expenses was $136,797 and $140,447 for the years ended January 1, 2011 and January 2, 2010, respectively.

4.    Intangible Assets

Intangible assets currently consist of the following:

	January 1, 2011	January 2, 2010
Developed technology	$2,394,873	$2,394,873
Less accumulated amortization	(1,235,178)	(996,112)

	$1,159,695	$1,398,761

Amortization of intangible assets included as a charge to income was $239,066 and $239,067 for the years ended January 1, 2011, and January 2, 2010, respectively. Based on the Company’s current intangible assets, amortization expense for the next five years will be as follows:

Year	Amortization Expense
2011	$239,067
2012	239,067
2013	239,067
2014	239,067
Thereafter	203,427

Total	$1,159,695

5.    Debt

Bank Line of Credit

On November 5, 2010, we entered into a $4,000,000 revolving line of credit with Silicon Valley Bank and Partners For Growth III, L.P. (collectively “SVB”). Borrowings under the agreement are at an interest rate of 12.5%. The facility matures on September 30, 2011. We granted the lender a first priority security interest in all of our assets. We issued a total of 3.75 million warrants to SVB in connection with the agreement. These warrants have a term of seven years, and an exercise price of $0.15. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $0.15, an expected term of five years, estimated volatility of 81.88%, a zero dividend rate and a risk free interest rate of 1.10%, the Company determined the total allocated fair value of the warrants to be $365,625. This sum was recorded within current assets, and is being amortized as interest expense on a straight line basis over the term of the credit line.

As at January 1, 2011, the Company had not yet borrowed against the line. The Company is in compliance with all covenants under this facility.

Debt Facility

On February 26, 2009, the Company entered into a $5 million loan agreement with Aequitas Commercial Finance, LLC (“Aequitas”, see also Note 8). On December 23, 2009, the Company entered into an amendment of the convertible debt agreement. This loan agreement, as amended, provided us with a debt facility that enabled us to borrow money in a maximum principal amount not to exceed $5 million. The interest rate for funds borrowed by us in the first 12 month term was 23% payable monthly in arrears, with an additional 7% deferred interest per annum. For the balance of the term, and for all amounts borrowed under the amendment, the interest rate was 22% payable monthly in arrears, with an additional 3% deferred interest per annum. The accrued deferred interest at 7% was added to the current principal balance of the loan at the end of the first twelve-month term. The accrued deferred interest at 3% was added to the current principal balance of the loan prior to conversion. The lender was granted a first priority security interest in all of our assets, and had the right to convert up to 100% of unpaid principal and interest into shares of our common stock at an exercise price of $0.0906 per share, either on the planned maturity date of February 24, 2012, or to the extent the Company gave notice of its intent to pay down the principal balance outstanding.

On September 8, 2010, following notice that the Company intended to repay the balance of the facility, the lender opted to convert all but $1 of the remaining principal plus accrued interest, totaling $3,307,280, into 36,504,180 shares of common stock. The Company repaid the remaining $1 on September 24, 2010.

The balance of this debt facility comprises the following at January 1, 2011 and January 2, 2010:

	January 1, 2011	January 2, 2010
Convertible note payable:
Draw-down of principal, net	$3,049,999	$2,050,000
Deferred interest added to principal	257,280	—
Conversion to common stock	(3,307,279)	—

Net principal balance	—	2,050,000
Debt discount – beneficial conversion feature, net of accumulated amortization of $1,038,139 and $315,318 at January 1, 2011, and January 2, 2010, respectively.	—	(137,063)

Note payable, net of debt discount	$—	$1,912,937

In 2009, the Company recognized an imbedded conversion feature present in the convertible note (which equaled the intrinsic value of the conversion option on each date funds were drawn down from the facility) as additional paid-in capital and as a discount against the convertible note. The intrinsic value recognized was $452,381 in the year ended January 2, 2010, which was recorded as both additional paid-in capital and as a discount against the convertible note. In the year ended January 1, 2011, the Company recognized a further $585,758 as additional paid-in capital and as a discount against the convertible note, which arose both when funds were drawn down, and when deferred and accrued interest was added to principal prior to conversion.

This debt discount attributed to the beneficial conversion feature was amortized over the convertible note’s maturity period as interest expense. In addition, an accelerated charge of the unamortized expense, based on the proportion of debt repaid to debt outstanding prior to repayment, was recorded whenever principal was either paid down or converted to common stock. We amortized the convertible note debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense in the amount of $722,821 and $315,318 for the years ended January 1, 2011 and January 2, 2010, respectively. The balance of unamortized debt discount that was expensed on conversion to common stock on September 8, 2010, including the debt discount that arose when accrued interest was transferred to principal immediately prior to conversion, amounted to $516,845.

Interest paid to Aequitas totaled $941,840 and $452,816 for the years ended January 1, 2011 and January 2, 2010, respectively. Interest payments in the year ended January 1, 2011, include $150,000 in minimum interest charges of $50,000 per month for the remaining contract term of ninety days after the balance of principal was repaid, and $257,280 in deferred and accrued interest charges paid in common stock, following conversion on September 8, 2010. In addition, the Company paid Aequitas fees of $3,000 per month from March 2009 until August 2010. Aequitas agreed to release its liens on the Company’s assets and waive all covenants and loan fees during the termination period following receipt of the $150,000 minimum interest charges, which the Company paid on October 1, 2010.

The balance owed on the debt facility (including deferred interest) was recorded as long-term debt. We remained current with our obligations under this agreement, and were in compliance with all covenants, up to the date of conversion.

6.    Capital

Common Stock

We are authorized to issue up to 225,000,000 shares of common stock, no par value. As of January 1, 2011, and January 2, 2010, there were 135,735,879 and 95,629,961 shares, of common stock outstanding, respectively. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

During the year ended January 1, 2011, the Company issued 36,504,180 shares due to the conversion of debt of $3,307,279 at $0.0906 per share (see Note 5). In addition, the Company issued an aggregate of 650,000 and 450,000 shares of common stock during the years ended January 1, 2011, and January 2, 2010, respectively, all of which were issued to directors for their services on the Company’s board (see Note 7). Further, in the year ended January 1, 2011, the Company issued 2,500,000 shares of restricted stock to five of the Company’s officers, issued 551,738 shares of common stock due to the exercise of options (see Note 7), and retired 100,000 shares as partial repayment of a note receivable from an employee. There were no shares of restricted stock issued to officers, options exercised or shares retired in the year ended January 2, 2010.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, no par value. The 10,000,000 shares of preferred stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a “series” of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. As of January 1, 2011, and January 2, 2010, there were no remaining shares of any series of preferred stock outstanding.

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

A summary of stock option and restricted stock transactions in the two years ended January 1, 2011 is as follows:

	Shares Available for Grant	Stock Options		Restricted Stock
		Number of Options Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 4, 2009	10,507,104	6,078,870	$0.81	—	$—
Granted	(11,363,249)	11,363,249	$0.08	—	$—
Granted – restricted stock	(450,000)	—	$—	450,000	$0.12
Vested – restricted stock	—	—	$—	(450,000)	$0.12
Cancelled or expired	2,932,589	(2,932,589)	$0.41	—	$—

Balance at January 2, 2010	1,626,444	14,509,530	$0.29	—	$—
Granted	(2,860,000)	2,860,000	$0.15	—	$—
Granted – restricted stock	(650,000)	—	$—	650,000	$0.17
Exercised	—	(551,738)	$0.07	—	$—
Vested – restricted stock	—	—	$—	(650,000)	$0.17
Cancelled or expired	4,047,541	(4,047,541)	$0.52	—	$—

Balance at January 1, 2011	2,163,985	12,770,251	$0.20	—	$—

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

The Company received $39,579 for the 551,738 options exercised during the year ended January 1, 2011, which had an intrinsic value of $35,349. There were no options exercised during the year ended January 2, 2010.

The following table summarizes information concerning options outstanding and exercisable as of January 1, 2011, with the first line showing options that were in-the-money:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of January 1, 2011	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of January 1, 2011	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$0.050 - $0.109	4,398,896	7.65	$0.06	2,500,457	7.24	$0.06
$0.110 - $2.702	8,371,355	4.86	$0.28	3,479,789	2.57	$0.43

	12,770,251	5.82	$0.20	5,980,246	4.52	$0.27

The aggregate intrinsic value of options outstanding and exercisable at January 1, 2011 was $225,864 and $131,589, respectively. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The fair value of stock options vested in the years ended January 1, 2011 and January 2, 2010 was $574,990 and $540,533, respectively. The weighted average grant date fair value of all options granted in the years ended

January 1, 2011 and January 2, 2010 was $0.10 and $0.08, respectively, computed using the Black-Scholes pricing model and the following assumptions:

	2010	2009
Risk-free interest rate	1.15 – 2.60%	1.80 – 2.75%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	82%	118%

The amounts expensed for stock-based compensation related to options totaled $448,907 and $742,225 for the years ended January 1, 2011, and January 2, 2010, respectively. The amounts expensed for stock-based compensation related to restricted stock awards totaled $140,261 and $54,000 for the years ended January 1, 2011, and January 2, 2010, respectively. Of these, expenses of $112,000 and $54,000 for the years ended January 1, 2011, and January 2, 2010, respectively, relate to awards to independent directors of the Company (including two who were elected in the year ended January 1, 2011) in connection with their services as directors. These awards granted the directors a total of 650,000 and 450,000 shares of the Company’s common stock in 2010 and 2009, respectively (see Note 6). These shares are fully vested on the award date, but are restricted from transfer, except as permitted for estate planning purposes, until January 15 of the year following the award. The remaining expense of $28,261 in the year ended January 1, 2011 relates to awards totaling 2,500,000 unregistered shares to five officers of the Company on November 10, 2010, which will vest 25% after six months, then 12.5% at the end of each three month period, assuming continuous employment, so these shares will be fully vested after two years.

At January 1, 2011, the total stock-based compensation cost not yet recognized was $1,082,182. This cost is expected to be recognized over an estimated weighted average amortization period of 2.19 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

A summary of changes in the number of outstanding common stock warrants in the year ended January 1, 2011 is as follows:

Balance on January 2, 2010	During the Year Ended January 1, 2011			Balance on January 1, 2011	Exercise Price	Expiration Date
	Granted	Exercised	Forfeited
—	3,750,000	—	—	3,750,000	$0.15	November 2017
316,425	—	—	(316,425)	—	$0.38	March to July 2010
100,000	—	—	—	100,000	$0.40	May 2013
4,565,874	—	—	—	4,565,874	$0.60	May 2013
2,752,323	—	—	(2,752,323)	—	$0.90	September to October 2010
19,695,433	—	—	(19,695,433)	—	$2.58	October 2010
5,625,000	—	—	—	5,625,000	$3.00	June 2011

33,055,055	3,750,000	—	(22,764,181)	14,040,874

The 3,750,000 warrants with an exercise price of $0.15, expiring in November 2017, were issued in conjunction with obtaining a line of credit in 2010 (see Note 5).

8.    Related party and related party transactions

The Company had a convertible debt facility with Aequitas Commercial Finance LLC, an affiliate of Aequitas Management LLC which, with its associates, had beneficial ownership of more than 10% of the Company at January 1, 2011, following conversion of principal outstanding on the debt facility into 36,504,180 shares of our common stock. Aequitas has disclosed in its most recent 13D filing with the SEC that it has approximately a 30% ownership position. One of the Company’s directors (until his resignation, effective September 17, 2010), William McCormick, is also an advisor of Aequitas Management LLC. Interest paid to Aequitas totaled $941,840 and $452,816 for the years ended January 1, 2011 and January 2, 2010, respectively. Interest payments in the year ended January 1, 2011, include $150,000 in minimum interest charges of $50,000 per month for the remaining contract term of ninety days after the balance of principal was repaid, and $257,280 in accrued interest charges that were added to the principal balance of the note, and thus paid in common stock as part of the conversion on September 8, 2010. In addition, the Company paid Aequitas fees of $3,000 per month from March 2009 until August 2010. See also Notes 5 and 6 above.

9.    Business Concentrations

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

Financial transactions and instruments that potentially subject us to concentrations of credit risk consist primarily of revenue generating transactions and the resultant accounts receivable. We record no allowance for doubtful accounts, and the Company has never recorded a bad debt expense with respect to its present activities.

During the years ended January 1, 2011, and January 2, 2010, sales to one customer, PJM, accounted for $29,121,000, or 92.0% of revenue, and $17,552,000, or 88.1% of revenue, respectively. Our sales to PJM are made up of a number of transactions with participants. No single participant accounted for 10% or more of our revenue in either period. PJM accounted for 98.0% of accounts receivable at both January 1, 2011, and January 2, 2010.

10.    Income Taxes

Income tax expense consisted of $48,137 and $2,680 provision for various states for the years ended January 1, 2011, and January 2, 2010, respectively. We made no provision for federal income taxes due to our federal net operating loss carryforwards to offset both regular taxable income and alternative minimum taxable income and our utilization of deferred state tax benefits

The provision for income taxes for the years ended January 1, 2011, and January 2, 2010, differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

As of January 1, 2011, and January 2, 2010, EnergyConnect had deferred tax assets primarily consisting of its net operating loss carryforwards. However, because of cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets are comprised of the following components:

	January 1, 2011	January 2, 2010
State Taxes	$10,882	$891
Accruals and Reserves	33,401	—
Stock-based Compensation	97,960	—
Net Operating Loss Carryforwards	9,315,383	11,393,048
Research and Development Credits	46,510	73,431

Total Deferred Tax Assets	9,504,136	11,467,370
Valuation Allowance	(9,032,291)	(11,261,191)

Total Deferred Tax Assets after Valuation Allowance	471,845	206,179

Fixed Assets and Intangibles	(471,845)	(206,179)

Total Deferred Tax Liabilities	(471,845)	(206,179)

Net Deferred Tax Asset	$—	$—

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

In July 2006, the FASB issued authoritative guidance on accounting for uncertainty in income taxes, which requires that realization of an uncertain income tax position must be more likely than not (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the consolidated financial statements. The guidance further provides the benefit to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The interpretation also clarifies the consolidated financial statements classification of tax related penalties and interest and set forth new disclosures regarding unrecognized tax benefits. The adoption of ASC 740-10 did not have a material impact on our financial position or results of operations. The Company has not provided any reserve as of January 1, 2011.

At January 1, 2011, the Company had available net operating loss carryforwards of approximately $25.4 million for federal income tax and $20.1 million for state (including $2.5 million for California, where the use of carryforwards has been suspended) purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2011 to 2029 subject to limitations of Section 382 of the Internal Revenue Code, as amended. Utilization of net operating loss carryforwards may be limited due to the ownership changes resulting from the Company’s initial public offering in 1995 and the Company’s acquisitions, stock issuances and debt conversion since then. In addition, the Company has research and development credits aggregating approximately $47,000 for income tax purposes at January 1, 2011. Such credits may be used to reduce taxes payable, if any, in future years through their expiration in 2011 and 2012.

11.    Net Income (Loss) per Share

The following table presents the computation of basic and diluted losses per share:

	Year ended January 1, 2011	Year ended January 2, 2010
Net loss	$(308,108)	$(3,222,021)

Basic and diluted loss per share	$—	$(0.03)

Basic and diluted weighted average common shares outstanding	107,832,925	95,480,783

The following potential common shares arising from stock options, restricted stock, warrants and convertible debt were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had anti-dilutive effects for the periods indicated:

	Year Ended
	January 1, 2011	January 2, 2010
Outstanding options	13,527,096	14,280,927
Unvested restricted stock	357,143	—
Outstanding warrants	28,351,363	33,055,055
Shares issuable upon conversion of convertible note	27,642,357	23,034,774

Total potential common shares excluded from denominator for diluted EPS computation	69,877,959	70,370,756

12.    Commitments and Contingencies

Operating lease commitments

We have three facility lease agreements. Aggregate future minimum obligations for leases in effect as of January 1, 2011, are as follows:

Year	Amount
2011	$312,834
2012	123,508
2013 and beyond	—

Total	$436,342

Rent expense charged to operations for the years ended January 1, 2011, and January 2, 2010, was approximately $471,000 and 365,000, respectively.

Employment Agreements

The Company appointed Kevin R. Evans President and Chief Executive effective January 5, 2009. Pursuant to the employment agreement, the Company agreed to pay Mr. Evans an annual base salary of $300,000. In February, 2009, Mr. Evans signed an amendment to his employment agreement lowering his salary to $225,000. In addition, and pursuant to a change of control agreement, the Company has agreed to pay Mr. Evans twelve months of severance pay upon a change of control of the Company or upon Mr. Evans termination without cause or his resignation for good reason – based on his original salary of $300,000. Following the announcement of the planned merger (see Note 15), Mr. Evans’ salary has reverted to the original annual base of $300,000.

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There were no ongoing legal proceedings during the year ended January 1, 2011. See Note 15 for legal proceedings that have subsequently arisen.

13.    Benefit Plan

The Company has a 401(k) plan (the “Plan”) that allows eligible employees to contribute part of their annual compensation to the Plan, subject to certain limitations. Each employee directs the investment of their contributions across a series of mutual funds, and their contributions vest immediately. The Company does not make any matching contributions, and the costs of administering the Plan are not material.

14.    Going Concern Matters

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended January 1, 2011 and January 2, 2010, the Company incurred net losses of $0.3 million and $3.2 million, respectively and generated negative cash flow from operations in the amount of $1.1 million and $1.3 million, respectively. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. While we believe the revolving line of credit with SVB (see Note 5), along with cash generated by operations, will be adequate for our working capital needs until at least September 30, 2011, we may need to renew the line of credit or obtain additional capital in order to sustain and expand operations thereafter.

15.    Subsequent Events

On March 2, 2011, we entered into an Agreement and Plan of Merger with Johnson Controls Holding Company, Inc., a Delaware corporation, (“JCI”), and Eureka, Inc., an Oregon corporation and wholly owned subsidiary of JCI (“Merger Sub”), pursuant to which Merger Sub will merge with and into us, with us being the surviving corporation and a wholly owned subsidiary of JCI (the “Merger”). We currently anticipate the Merger to close some time during the third quarter of 2011.

EnergyConnect, its board of directors, JCI Holding and Eureka, Inc., a wholly owned subsidiary of JCI Holding, are named as defendants in three putative class action lawsuits brought by alleged shareholders challenging EnergyConnect’s proposed merger with JCI Holding. The shareholder actions generally allege, among other things, that each member of the EnergyConnect board of directors breached their fiduciary duties to EnergyConnect shareholders by authorizing the sale of EnergyConnect to JCI Holding for consideration that does not maximize value to EnergyConnect shareholders. The complaints also allege that EnergyConnect, JCI Holding and Eureka, Inc. aided and abetted the breaches of fiduciary duty allegedly committed by the members of the EnergyConnect board of directors. The shareholder actions seek equitable relief, including enjoining the defendants from consummating the merger on the agreed-upon terms. On March 28, 2011, the court entered an order consolidating the three cases into one matter.

16.    Selected Quarterly Data (UNAUDITED)

The following table sets forth selected unaudited quarterly information for the Company’s years ended January 1, 2011, and January 2, 2010:

	Year ended January 1, 2011
	First	Second	Third	Fourth
Revenue	$7,023,833	$6,442,099	$17,408,942	$769,481
Gross profit	$4,569,242	$1,744,249	$5,308,161	$547,122
Net income (loss)	$2,081,826	$(1,089,596)	$1,451,505	$(2,751,843)
Net income (loss) per share – basic and diluted	$0.02	$(0.01)	$0.01	$(0.02)

	Year ended January 2, 2010
	First	Second	Third	Fourth
Revenue	$1,210,211	$7,521,756	$10,337,922	$850,636
Gross profit	$568,223	$3,223,973	$3,116,750	$129,322
Net income (loss)	$(2,081,574)	$601,050	$528,411	$(2,269,908)
Net income (loss) per share – basic and diluted	$(0.02)	$0.01	$0.01	$(0.02)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation our CEO and CFO concluded, as of the end of such period, our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management has undergone a testing process with respect to our disclosure controls and procedures which includes the establishment of internal policies related to financial reporting.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment of the effectiveness of our internal control over financial reporting has not identified any material weaknesses as of January 1, 2011. In making this assessment, management used the criteria set forth in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the EnergyConnect Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the EnergyConnect Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the EnergyConnect Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the EnergyConnect Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the EnergyConnect Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
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

2.3

Agreement and Plan of Merger, dated as of March 2, 2011, by and among EnergyConnect Group, Inc., Johnson Controls Holding Company, Inc., and Eureka, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed March 7, 2011).

3.1	Fourth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 23, 2010).

3.2	Eighth Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K filed March 21, 2005).

4.1	Form of Warrant to purchase shares of common stock (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed May 13, 2008).

4.2	Form of Warrant to purchase shares of common stock dated as of November 5, 2010.

10.1†	Microfield Group, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB filed May 20, 2005).

10.2

Form of Securities Purchase Agreement dated May 7, 2008 by and among Microfield Group, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 13, 2008).

10.3

Form of Registration Rights Agreement dated May 7, 2008 by and among Microfield Group, Inc. and the purchasers signatory thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 13, 2008).

Exhibit No.	Description
10.4

First Amendment dated December 23, 2009 to Loan Agreement dated February 26, 2009 by and among EnergyConnect Group, Inc. and Aequitas Commercial Finance, LLC, as amended December 23, 2009 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed March 18, 2010).

10.5†

Employment Offer Letter to John Stremel (Chief Technology Officer), dated as of August 5, 2005 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed March 18, 2010).

10.6†

Employment Offer Letter to William Munger (VP of Human Resources and Chief of Staff), dated as of August 2, 2006 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed March 18, 2010).

10.7†

Employment Offer Letter to Andrew Warner (formerly Chief Financial Officer), dated as of July 21, 2009 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed March 18, 2010).

10.8†

Employment Agreement with Kevin Evans (Chief Executive Officer) dated as of January 5, 2009 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed March 18, 2010).

10.9†

Change of Control Agreement with Kevin Evans (Chief Executive Officer) dated as of January 5, 2009 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed March 18, 2010).

10.10	Loan and Security Agreement dated as of November 5, 2010 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 10, 2010).

10.11†	Incentive Plan effective as of January 20, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 27, 2011).

10.12	Consulting Agreement with Tatum dated December 2, 2010.

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Amendment No. 1 to Form S-1 filed on May 2, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of SingerLewak LLP, Registered Independent Accountants.

23.2	Consent of RBSM LLP, Registered Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2011

ENERGYCONNECT GROUP, INC.

By:	/s/ Kevin R. Evans
Kevin R. Evans Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R. Evans and Amir Ameri, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title
/s/Kevin R. Evans	Chief Executive Officer and Director
Kevin R. Evans	Date: April 1, 2011

/s/Amir Ameri	Chief Financial Officer
Amir Ameri	Date: April 1, 2011

/s/ Gary D. Conley	Chairman of the Board and Director
Gary D. Conley	Date: April 1, 2011

/s/Rodney M. Boucher	Director
Rodney M. Boucher	Date: April 1, 2011

/s/ N. Beth Emery	Director
N. Beth Emery	Date: April 1, 2011

/s/ Andrew N. MacRitchie	Director
Andrew N. MacRitchie	Date: April 1, 2011

/s/ John P. Metcalf	Director
John P. Metcalf	Date: April 1, 2011

/s/ Thomas P. Reiter	Director
Thomas P. Reiter	Date: April 1, 2011

/s/ Kurt E. Yeager	Director
Kurt E. Yeager	Date: April 1, 2011

EXHIBIT INDEX

Exhibit No.	Description
4.2	Form of Warrant to purchase shares of common stock dated as of November 5, 2010.

10.12	Consulting Agreement with Tatum dated December 2, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of SingerLewak LLP, Registered Independent Accountants.

23.2	Consent of RBSM LLP, Registered Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.