Form 10-K/A
period 2011-01-01
EnergyConnect Group Inc
filed 2011-05-02
CIK 944947

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates (based upon the closing sale price of $0.15 per share on the Over the Counter Bulletin Board on July 3, 2010) was $12,937,508.

The number of shares outstanding of the registrant’s common stock as of April 29, 2011 was 136,320,765 shares.

ENERGYCONNECT GROUP, INC.

FORM 10-K/A INDEX

EXPLANATORY NOTE

This Amendment No. 1 to Registrant’s annual report on Form 10-K for the fiscal year ended January 1, 2011 is being filed in order to submit the information required to be included in Part III thereof within the time period required by General Instruction G(3) to Form 10-K and to file certain exhibits.

We use the terms “EnergyConnect,” the “Company,” “we,” “us” and “our” in this Form 10-K/A to refer to the business of EnergyConnect Group, Inc. and its subsidiary.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of January 1, 2011:

Name	Age	Positions
Kevin R. Evans	53	President, Chief Executive Officer and Director
Amir Ameri	57	Interim Chief Financial Officer
John P. Stremel	65	Chief Technology Officer and Vice President, Grid Operations
D. Jay Crookston	52	Vice President, Sales
William F. Munger	50	Chief of Staff and Vice President, Human Resources
Richard J. Quattrini	50	Vice President, Marketing and Business Development
Gary D. Conley	50	Chairman of the Board and Director
Rodney M. Boucher	67	Director
N. Beth Emery	58	Director
Andrew N. MacRitchie	47	Director
John P. Metcalf	60	Director
Thomas Reiter	39	Director
Kurt E. Yeager	71	Director

Directors have historically been elected to serve until the next annual meeting of shareholders and until their successors are elected and qualified. Prior to the next annual meeting of shareholders, our Amended and Restated Bylaws provide that the Board will classify itself into three classes as nearly equal in number as possible, with each class to serve a three-year term. Currently there are eight directors on our board of directors. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

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

Amir Ameri joined us in December 2010 when he was appointed Interim Chief Financial Officer. Since 2006, Mr. Ameri has served as a partner for Tatum, a large executive services firm, and has held several interim positions as chief financial officer and advisor. Prior to joining Tatum, he served as Chief Financial Officer and Vice President of Operations for Aperto Networks, Inc. a leading provider of WiMAX-class multi-service broadband wireless access systems, managing finance, operations legal and administration from start-up to $30 million in revenue. Prior to that, Mr. Ameri served as Chief Financial Officer for Resumix, Inc., a software and services provider of human management skills, where he improved financial performance and managed the company’s acquisition by Hotjobs.com. Mr. Ameri earned a Master of Business Administration and Bachelor of Arts in Economics from Stanford University.

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

D. Jay Crookston, Vice President, Sales, joined us in March 2009 and brings over 25 years of expertise in creating and implementing proven sales management processes and practices to drive sustainable and scalable growth to EnergyConnect. Since April 2006, Mr. Crookston has also served as Sales and Marketing Partner for H2Opod, Inc., a manufacturer of innovative water toys. From September 2004 to July 2005, Mr. Crookston served as the Chief Marketing and Strategy Officer of VoEx, Inc., a provider of voice over IP services. From September 2002 to June 2003, Mr. Crookston was Vice President of Sales at PlaceWare, Inc., which was sold to Microsoft Corporation in 2003. Mr. Crookston has an MBA from Northwestern University’s Kellogg Graduate School of Management and an undergraduate degree in General Management from Purdue University.

William F. Munger, Secretary and Chief of Staff and Vice President, Human Resources, joined us in September 2006 and was appointed Secretary effective December 22, 2010 . He has over 20 years of corporate human resources experience in a variety of industries, including energy, high-tech and environmental sectors. Mr. Munger served as human resources manager for a worldwide supply chain organization and a sales and marketing group at Intel Corp. from June 2000 to September 2006. Prior to Intel, Mr. Munger was Director of Human Resources for Safety-Kleen Corporation, a high-growth environmental company. Mr. Munger holds a Bachelor of Business from Western Illinois University and an MBA from Northwestern University’s Kellogg Graduate School of Management.

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

Gary D. Conley was elected as a director in December 2005 and was elected to serve as Chair of the board on September 20, 2010. Mr. Conley is currently the Chairman of the Board of SolFocus, a concentrator of solar technology founded to commercialize advanced concentrator solar technology. Mr. Conley was CEO of GuideTech, a manufacturer of semiconductor test equipment from July 2003 to February 2005. Prior to that, Mr. Conley was Senior Vice President in charge of the Memory Test Division at Credence Corporation, a manufacturer of semiconductor test equipment, from May 1993 to November 1996. Mr. Conley was President of EPRO, a manufacturer of semiconductor test equipment from January 1990 to May 1993, at which time the business was sold to Credence. Mr. Conley has been an active investor in early-stage, advanced technology companies. He sits on the boards of several companies. Mr. Conley is qualified to serve as our Chairman of the Board based on his experience in the field of clean energy.

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

N. Beth Emery was elected as a director in July 2010. Ms. Emery has over three decades of experience in business law and regulatory matters, principally for clients in regulated industries. Currently a partner in the Washington, D.C. office of Husch Blackwell, LLP, Ms. Emery concentrates on energy finance, corporate and regulatory matters. Ms. Emery was the first General Counsel for California Independent System Operator Corp., the entity controlling California’s electric grid, and also served as the first in-house chief legal officer for CPS Energy in San Antonio, Texas, the nation’s largest municipally owned electric and gas utility. During over 20 years in private practice in Washington, D.C., focusing on corporate transactions and regulatory matters for energy and telecommunications companies, she was lead outside counsel for ISO New England’s development of “standard market design” for the New England Power Pool markets and served on the National Advisory committee of the U.S. Agency for International Development Energy Training Program. Ms. Emery started her career as an attorney-advisor to the Rural Electrification Administration, and then served as legal advisor to Matthew Holden, Jr., one of the initial five FERC Commissioners. Ms. Emery earned a B.A. with highest honors in Journalism from the University of Oklahoma and her J.D. from Harvard Law School.

Andrew N. MacRitchie was elected as a director in November 2010. Since April 2007, Mr. MacRitchie has been the Executive Vice President and Chief Compliance Officer of Aequitas Capital Management, Inc., which is a boutique firm based in Oregon engaged in alternative investment management. From June 2006 to April 2007, Mr. MacRitchie was the Chief Executive Officer of Greenlight Greater Portland, Inc., which is a not-for-profit organization engaged in the economic development of Portland, Oregon. From April 2002 to April 2006, Mr. MacRitchie served as the Executive Vice President and a member of the Board of Directors of PacifiCorp Inc., a $10 billion electric utility operating in six western states. PacifiCorp was a wholly owned subsidiary of U.K. publicly listed company, Scottish Power plc. Mr. MacRitchie led the federal and state approval processes for ScottishPower’s 1999 acquisition of PacifiCorp. He then went on to lead the Transmission and Distribution operations of the company, responsible for the management of PacifiCorp’s $4 billion asset base with 2,600 employees involved in providing electric distribution, transmission and customer service for 1.5 million customers. His last role with PacifiCorp was leading the internal team responsible for facilitating the successful sale of PacifiCorp in 2006 to MidAmerican Energy Holdings. Mr. MacRitchie holds an honors degree in electronics and electrical engineering as well as an MBA from Strathclyde Graduate Business School in Scotland. He also completed an Executive Development Program at Wharton Business School in 1996. He is a member of the Institution of Electrical Engineers (IEE) and is a Chartered Engineer in the United Kingdom. Mr. MacRitchie serves on several private company boards as well as the boards of some non-for-profit organizations such as Marylhurst University and Arlington Club. Mr. MacRitchie is qualified to serve as a director based on his industry and financial expertise.

John P. Metcalf was elected as a director in June 2007. From November 2002 through July 2010, Mr. Metcalf was a CFO Partner with Tatum LLC, the largest executive services and consulting firm in the United States. Mr. Metcalf has 18 years of experience as a CFO, most recently at ESI, a provider of high-technology manufacturing equipment to the global electronics market. Prior to ESI, Mr. Metcalf served as CFO for Siltronic, WaferTech, Siltec Corporation, and OKI Semiconductor. Mr. Metcalf began his career at AMD, where he worked for eleven years in a number of finance managerial positions including Director and Controller of North American Operations. Mr. Metcalf also currently serves on the Board of Directors and is Chairman of the Audit Committee for ParkerVision (NASDAQ:PRKR). Mr. Metcalf holds both an MBA in Finance and a BS in Marketing from the University of California at Berkeley. Mr. Metcalf is qualified to serve as a director due to his extensive background in finance.

Thomas Reiter was elected as a director in November 2010. Since April 2005, Mr. Reiter has been a principal of Quantum Endeavors, LLC, an investment advisory services business. As part of the nature of this business, Mr. Reiter holds officer and board member positions from time to time within the companies that services are performed or investments have been made. From January 2006 to November 2008, Mr. Reiter served as the Chief Investment Officer of a private investment company. Mr. Reiter began his career with Ernst & Young and later moved to KPMG where he primarily performed consulting services to companies involved in SEC transactions and acquisitions in the United States and Europe. Mr. Reiter has a B.S. in Accounting from St. Cloud State University. Mr. Reiter is qualified to serve as a director based on his financial and capital markets expertise.

Kurt E. Yeager was elected as a director in May 2007. Mr. Yeager has more than 30 years of experience in the energy industry and energy research and was the past President and Chief Executive Officer of the Electric Power Research Institute (“EPRI”), the national collaborative research and development organization for electric power. Under Mr. Yeager’s leadership, EPRI evolved from a non-profit electric power research institute into a family of companies encompassing collaborative and proprietary R&D as well as technical solution applications for the electricity enterprise in the U.S. and over 40 other countries. As CEO, Mr. Yeager also led the electricity enterprise-wide collaborative development of the landmark Electricity Technology Roadmap, and the Electricity Sector Framework for the Future. Mr. Yeager also served as the director of Energy R&D Planning for the EPA Office of Research. Prior to that, he was with the MITRE Corporation as associate head of the Environmental Systems Department. Mr. Yeager holds a BA in Chemistry from Kenyon College and an MS in Physics from University of California, Davis. Mr. Yeager also completed postgraduate studies at the Wharton School of Business and a teaching assistantship in nuclear chemistry at Ohio State University. Mr. Yeager is a Fellow of the American Society of Mechanical Engineering. Mr. Yeager is qualified to serve as a director based on his extensive experience in the energy field.

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

Based on a review of the copies of such forms received, we believe that during 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except for a late Form 4 report filed by John Stremel on November 4, 2010 reporting miscellaneous dispositions during 2010.

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

Audit Committee

The Audit Committee currently consists of Mr. Metcalf (Chair), Ms. Emery and Mr. Reiter. Mr. Metcalf has served on the Audit Committee for a number of years and throughout 2010. Ms. Emery began serving on the Audit Committee on July 30, 2010. Mr. Reiter began serving on the Audit Committee on December 22, 2010. Mr. Yeager also served on the Audit Committee until December 22, 2010. Mr. McCormick served on the Audit Committee until his resignation from the Board effective as of September 17, 2010. The Board of Directors has determined that Mr. Metcalf is an “audit committee financial expert” as defined in SEC rules. The Audit Committee held several meetings during fiscal year 2010 coincident with the filing of SEC quarterly Form 10-Q and other press releases involving financial matters. On February 19, 2010, the Board of Directors approved a revised Audit Committee charter which is available on our corporate website.

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

Nominating and Governance Committee

The Nominating and Governance Committee currently consists of Ms. Emery (Chair) and Mr. Metcalf. Ms. Emery began serving on the Nominating and Governance Committee on July 30, 2010 and was elected to chair the committee on December 22, 2010. Mr. Metcalf has served on the Nominating and Governance Committee for a number of years and throughout 2010. Mr. Yeager served as Chair of the Nominating and Governance Committee until December 22, 2010. Mr. Conley also served on the Nominating and Governance Committee until December 22, 2010. Mr. McCormick also served on the Nominating and Governance Committee until his resignation from the Board effective as of September 17, 2010. The Nominating and Governance Committee had several meetings and discussions throughout 2010. On February 19, 2010, the Board of Directors approved a revised Nominating and Governance Committee charter which is available on our corporate website.

Compensation Committee

The Compensation Committee currently consists of Mr. Yeager (Chair), Mr. Conley and Ms. Emery. Mr. Conley has served on the Compensation Committee for several years and served as the Chair of the Compensation Committee until December 22, 2010, when Mr. Yeager took over as Chair. Mr. Yeager has served on the

Compensation Committee for several years. Ms. Emery began serving on the Compensation Committee on July 30, 2010. Mr. Metcalf also served on the Compensation Committee until December 22, 2010. The Compensation Committee had several meetings during the year and numerous informal meetings and discussions throughout 2010. The committee determines the compensation level, option grants and other compensation for our executive officers. On February 19, 2010, the Board of Directors approved a revised Compensation Committee charter which is available on our corporate website.

Compensation Committee Interlocks and Insider Participation

During our 2010 fiscal year, no member of our Compensation Committee had a position as an officer of our Company. None of the members of our Compensation Committee had any other relationship with us.

Risk Assessment of Compensation Policies

The Compensation Committee, with the assistance of management, conducted a risk assessment of the Company’s compensation policies and practices for 2010 to ensure that they do not foster risk taking above the level of risk associated with the Company’s business model and concluded that they do not motivate imprudent risk taking. In this regard, the Company notes that:

•	the Company’s annual incentive compensation is based on balanced performance metrics that promote disciplined progress towards Company goals;

•	the Company does not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company value;

•	the Company’s long-term incentives do not drive high-risk investments at the expense of long-term Company value; and

•

the Company’s compensation awards are capped at reasonable and sustainable levels, as determined by a review of the Company’s economic position and prospects, as well as the compensation offered by comparable companies.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer during fiscal year 2010 and our two most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2010 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($)		Total ($)
Kevin R. Evans	2010	$225,871	$48,000	$240,000	—	$100,000		—	$613,871
President, Chief Executive Officer and Director	2009	$220,608	—	—	$419,500	—		$1,385	$641,757
D. Jay Crookston	2010	$164,082	—	$40,000	—	$50,000		—	$254,082
Vice President, Sales	2009	$130,834	—	—	$76,000	—	$		$206,944
William F. Munger	2010	$163,124	—	$40,000	—	$50,000		—	$253,124
Chief of Staff and Vice President, Human Resources (1)

(1)	Mr. Munger was not a named executive officer in the Company’s 2010 Proxy Statement. Therefore, this table does not provide 2009 data for him.
(2)	The amount in the Bonus column reflects a $18,000 retention bonus and a $30,000 discretionary cash bonus earned and paid to Mr. Evans during 2010.
(3)	The amounts in the Stock Awards column reflect the aggregate grant date fair value for restricted stock units granted in the applicable fiscal year as determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. For restricted stock units, the grant date fair value is calculated by multiplying (x) the closing price of our common stock on the grant date by (y) the number of units awarded. These amounts do not represent the actual value that may be realized by our Named Executive Officers.
(4)	The amounts in the Option Awards column reflect the aggregate grant date fair value for stock options granted in the applicable fiscal year as determined in accordance with the FASB ASC Topic 718. These amounts do not represent the actual value that may be realized by our Named Executive Officers. For information on the valuation assumptions used in valuing stock option awards, refer to Notes 2 and 7 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year in which the stock option was granted.
(5)

The amounts in the Non-Equity Incentive Plan Compensation column reflect total performance-based cash incentives earned for services rendered during 2010 pursuant to the incentive plan approved by the Board of Directors on March 30, 2010 (the “Incentive Plan”). Amounts paid under the Incentive Plan for 2010 were paid in the 2nd, 3rd, and 4th quarters of 2010 and 1st quarter of 2011.

Employment Agreements with Named Executive Officers

Kevin R. Evans

We entered into an employment agreement with Kevin R. Evans on January 5, 2009, pursuant to which Mr. Evans agreed to join the Company as President and Chief Executive Officer of the Company and President of the Company’s wholly owned subsidiary, EnergyConnect, Inc., effective January 5, 2009, with an annual base salary of $300,000 (note that Mr. Evans agreed to reduce his annual base salary to $225,000 as of March 2, 2009, which was subsequently increased back to $300,000 effective as of March 3, 2011).

We also entered into a retention agreement with Mr. Evans on August 30, 2010, which superseded Mr. Evans’ prior change of control agreement and certain portions of his employment agreement. Pursuant to the retention agreement, Mr. Evans is entitled to the following severance benefits, subject to the execution of a general release of claims:

•

If Mr. Evans is involuntarily terminated without cause or resigns for good reason at any time, he is entitled to: (i) a lump sum cash payment equal to the greater of twelve (12) months of his then-current base salary or $300,000, (ii) an additional lump sum cash payment equal to $75,000, (iii) up to twelve (12) months of COBRA premium payments, (iv) twelve (12) months accelerated vesting on all outstanding equity awards, and (v) extension of the post-termination exercise period of all stock options granted after July 29, 2010 to twelve (12) months following the termination date.

•

If Mr. Evans is involuntarily terminated without cause or resigns for good reason during the period beginning six (6) months before a change of control of the Company and ending twenty-four (24) months following a change of control of the Company, then in addition to the above, Mr. Evans is entitled to: (i) up to eighteen (18) months of COBRA premium payments (instead of twelve (12) months as provided above), (ii) full acceleration of the vesting of all outstanding equity awards, and (iii) a lump sum cash payment equal to one hundred percent (100%) of his then current bonus that would otherwise be earned during the year of termination had the targets for such bonus been met.

In connection with our previously announced merger agreement, on March 2, 2011, Mr. Evans entered into a retention agreement with Johnson Controls, which amends and restates Mr. Evans’ original retention agreement with EnergyConnect in its entirety and will become effective upon the closing of the merger and will continue for one (1) year thereafter. This amended and restated retention agreement removed the good reason trigger and limits the period in which Mr. Evans would be eligible to receive severance benefits following a change in control such that Mr. Evans will only be entitled to severance benefits if he is terminated without cause within twelve (12) months following the effective time of the merger. In the event of such termination, Mr. Evans will be entitled to the same severance benefits described above for a termination in connection with a change in control (other than the benefits related to the outstanding equity, as the vesting of those awards will be accelerated and those awards will be cashed out pursuant to the merger agreement). The amended and restated retention agreement also provides that if the payments to Mr. Evans would result in “excess parachute payments” under Internal Revenue Code Section 280G, then such payments will either be paid in full or, paid to such lesser extent that would result in no portion of the payments being subject to the excise tax under Internal Revenue Code Section 4999, whichever amount results in the greater after-tax amount to Mr. Evans.

In addition, on March 2, 2011, Mr. Evans entered into an employment agreement with Johnson Controls, which will become effective upon the closing of the merger. The employment agreement provides Mr. Evans with an annual base salary of $300,000, plus participation in Johnson Controls’ management incentive bonus plan with a target bonus equal to 35% of his base salary, which will be pro-rated for the 2011 fiscal year of Johnson Controls. The employment agreement also provides that (x) if Mr. Evans is employed by Johnson Controls on the first (1st) anniversary of the effective time of the merger, or (y) if prior to the first (1st) anniversary of the effective time of the merger, Mr. Evans is terminated without cause, or dies or becomes disabled, or resigns for good reason, then Johnson Controls will pay him a lump sum success bonus equal to $470,000 within ten (10) business days following the first (1st) anniversary of the effective time of the merger. Any such success bonus that is paid in the event of his termination is subject to Mr. Evans not competing against Johnson Controls in the smart-grid industry until the first (1st) anniversary of the effective time of the merger and his execution of a general release of claims. Pursuant to the employment agreement, Mr. Evans is also eligible to participate in employee benefit plans made available to comparable level employees of Johnson Controls, including without limitation, Johnson Controls’ executive deferred compensation plan, stock option programs, retirement plan, health plan, vehicle policy and other welfare benefit plans. The employment agreement also provides that if the payments to Mr. Evans would result in “excess parachute payments” under Internal Revenue Code Section 280G, then such payments will either be paid in full or, paid to such lesser extent that would result in no portion of the payments being subject to the excise tax under Internal Revenue Code Section 4999, whichever amount results in the greater after-tax amount to Mr. Evans.

D. Jay Crookston

We entered into an employment offer letter with D. Jay Crookston on March 1, 2009, pursuant to which Mr. Crookston agreed to join the Company as Vice President, Sales, effective March 2, 2009, with an annual base salary of $160,000 (which was subsequently increased to $170,000 effective as of March 3, 2011).

We also entered into a retention agreement with Mr. Crookston on August 31, 2010, which provides for the following severance benefits, subject to the execution of a general release of claims:

•

If Mr. Crookston is involuntarily terminated without cause, he will be entitled to: (i) continued severance payments for up to six (6) months at his then-current base salary rate, (ii) up to six (6) months of COBRA premium payments, (iii) up to six (6) months accelerated vesting on all outstanding equity awards, and (iv) extension of the post-termination exercise period of all stock options granted after July 29, 2010 to up to six (6) months following the termination date.

•

If Mr. Crookston is involuntarily terminated without cause or resigns for good reason within twelve (12) months following a change of control of the Company, in addition to the above, he will be entitled to: (i) full acceleration of the vesting of all outstanding equity awards, and (ii) a lump sum cash payment equal to fifty percent (50%) of his then current bonus that would otherwise be earned during the year of termination had the targets for such bonus been met.

In connection with the merger with Johnson Controls, on March 2, 2011, Mr. Crookston entered into an agreement with Johnson Controls that terminates his retention agreement with the Company effective and conditioned on the closing of the merger.

In addition, on February 28, 2011, Mr. Crookston entered into an employment agreement with Johnson Controls, which will become effective upon the closing of the merger. The employment agreement provides Mr. Crookston with an annual base salary of $170,000, plus participation in Johnson Controls’ management incentive bonus plan with a target bonus equal to 30% of his base salary, which will be pro-rated for the 2011 fiscal year of Johnson Controls. The employment agreement also provides that (x) if Mr. Crookston is employed by Johnson Controls on the first (1st) anniversary of the effective time of the merger, or (y) if prior to the first (1st) anniversary of the effective time of the merger, Mr. Crookston is terminated without cause, then Johnson Controls will pay him a lump sum retention bonus equal to $50,000 upon the earlier of the tenth (10th) business days following the first (1st) anniversary of the effective time of the merger or the thirtieth (30th) calendar day following the termination date. Furthermore, if prior to the first (1st) anniversary of the effective time of the merger, Mr. Crookston is terminated without cause, then Johnson Controls will pay him in a lump sum within thirty (30) days of termination the full base salary that he would have received from the termination date through the first (1st) anniversary of the merger. Any such retention bonus or severance that is paid in the event of his termination is subject to the execution of a general release of claims. Pursuant to the employment agreement, Mr. Crookston is also eligible to participate in employee benefit plans made available to comparable level employees of Johnson Controls, including without limitation, Johnson Controls’ stock option programs, retirement plan, health plan and other welfare benefit plans.

William F. Munger

We entered into an employment offer letter with William F. Munger on July 7, 2006, pursuant to which Mr. Munger agreed to join the Company as Vice President, Human Resources, effective September 18, 2006, with an annual base salary of $125,000 (which was subsequently increased in 2008 to $150,000 in conjunction with an expansion of responsibilities). Mr. Munger agreed to reduce his annual base salary to $137,500 as of March 2, 2009. In conjunction with his relocation, Mr. Munger’s annual base salary was increased to $160,000 on August 17, 2009 and subsequently to $170,000 effective March 3, 2011.

We also entered into a retention agreement with Mr. Munger on August 31, 2010, which provides for the following severance benefits, subject to the execution of a general release of claims:

•

If Mr. Munger is involuntarily terminated without cause, he will be entitled to: (i) continued severance payments for up to six (6) months at his then-current base salary rate, (ii) up to six (6) months of COBRA premium payments, (iii) up to six (6) months accelerated vesting on all outstanding equity awards, and (iv) extension of the post-termination exercise period of all stock options granted after July 29, 2010 to up to six (6) months following the termination date.

•

If Mr. Munger is involuntarily terminated without cause or resigns for good reason within twelve (12) months following a change of control of the Company, in addition to the above, he will be entitled to: (i) full acceleration of the vesting of all outstanding equity awards, and (ii) a lump sum cash payment equal to fifty percent (50%) of his then current bonus that would otherwise be earned during the year of termination had the targets for such bonus been met.

In connection with the merger with Johnson Controls, on March 2, 2011, Mr. Munger entered into an agreement with Johnson Controls that terminates his retention agreement with the Company effective and conditioned on the closing of the merger.

In addition, on February 28, 2011, Mr. Munger entered into an employment agreement with Johnson Controls, which will become effective upon the closing of the merger. The employment agreement provides Mr. Munger with an annual base salary of $170,000, plus participation in Johnson Controls’ management incentive bonus plan with a target bonus equal to 20% of his base salary, which will be pro-rated for the 2011 fiscal year of Johnson Controls. The employment agreement also provides that (x) if Mr. Munger is employed by Johnson Controls on the first (1st) anniversary of the effective time of the merger, or (y) if prior to the first (1st) anniversary of the effective time of the merger, Mr. Munger is terminated without cause, then Johnson Controls will pay him a lump sum retention bonus equal to $50,000 upon the earlier of the tenth (10th) business days following the first (1st) anniversary of the effective time of the merger or the thirtieth (30th) calendar day following the termination date. Furthermore, if prior to the first (1st) anniversary of the effective time of the merger, Mr. Munger is terminated without cause, then Johnson Controls will pay him in a lump sum within thirty (30) days of termination the full base salary that he would have received from the termination date through the first (1st) anniversary of the merger. Any such retention bonus or severance that is paid in the event of his termination is subject to the execution of a general release of claims. Pursuant to the employment agreement, Mr. Munger is also eligible to participate in employee benefit plans made available to comparable level employees of Johnson Controls, including without limitation, Johnson Controls’ stock option programs, retirement plan, health plan and other welfare benefit plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding stock options to purchase our common stock and restricted stock unit awards held by our Named Executive Officers as of January 1, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares of Units of Stock that Have not Vested ($)
Kevin R. Evans	500,000	(1)	-0-	(1)	$0.05	03/06/19	1,500,000	(8)	$165,000	(9)
	1,916,666	(2)	2,083,334	(2)	$0.12	01/05/14
D. Jay Crookston	415,625	(3)	534,375	(3)	$0.085	03/02/19	250,000	(8)	$27,500	(9)
William F. Munger	50,000	(4)	-0-	(4)	$1.83	09/18/11	250,000	(8)	$27,500	(9)
	30,000	(5)	-0-	(5)	$0.65	11/21/11
	77,083	(6)	22,917	(6)	$0.94	11/29/12
	75,000	(1)	-0-	(1)	$0.05	03/06/19
	252,829	(7)	325,066	(7)	$0.05	03/06/19

(1)	Option to purchase shares of our common stock at an exercise price of $0.05 per share granted on March 6, 2009, which option vests in equal monthly installments over one year and expires 10 years after the date of grant.

(2)

Option to purchase shares of our common stock at an exercise price of $0.12 per share granted on January 5, 2009, which option vests with respect to the first 25% of the shares after 12 months, and with respect to an additional 1/48th of the shares after each month for the next three years, and expires 5 years after the date of grant.

(3)

Option to purchase shares of our common stock at an exercise price of $0.085 per share granted on March 2, 2009, which option vests with respect to the first 25% of the shares after 12 months, and with respect to an additional 1/48th of the shares after each month for the next three years, and expires 10 years after the date of grant.

(4)	Option to purchase shares of our common stock at an exercise price of $1.83 per share granted on September 18, 2006, which option vests with respect to the first 25% of the shares after 12 months, and with respect to an additional 1/48th of the shares after each month for the next three years, and expires 5 years after the date of grant.
(5)	Option to purchase shares of our common stock at an exercise price of $0.65 per share granted on November 21, 2006, which option vests in equal monthly installments over four years and expires 5 years after the date of grant.
(6)	Option to purchase shares of our common stock at an exercise price of $0.94 per share granted on November 29, 2007, which option vests in equal monthly installments over four years and expires 5 years after the date of grant.
(7)

Option to purchase shares of our common stock at an exercise price of $0.05 per share granted on March 6, 2009, which option vests with respect to the first 25% of the shares after 12 months, and with respect to an additional 1/48th of the shares after each month for the next three years, and expires 10 years after the date of grant.

(8)

Restricted stock units granted on November 10, 2010, which vests with respect to the first 25% of the shares after 6 months, and with respect to an additional 1/8th of the shares after each quarter for the next eighteen months.

(9)	Based on closing stock price of $0.11 on January 1, 2011.

DIRECTOR COMPENSATION

Directors who are also our employees or employees of our affiliates are not paid an annual retainer, nor are they compensated for serving on our Board of Directors. Information regarding compensation otherwise received by any of our directors who are also executive officers is provided in the section titled “Compensation of Executive Officers” above.

Our non-employee non-affiliate directors receive the following cash compensation for their services to the Board:

•	an annual cash retainer fee in the amount of $30,000 for the chairman of our Board of Directors and $15,000 for each of our other non-employee non-affiliate directors (paid quarterly).

The Chairman of our Board of Directors also receives an annual stock award covering 150,000 shares and each other non-employee director receives an annual stock award covering 100,000 shares. These shares are granted as fully vested shares but must be held by the non-employee director through the fifteenth day of the fiscal year following the year of grant (i.e., shares subject to a stock award granted during fiscal year 2010 could not be sold or transferred before the fifteenth day of fiscal year 2011).

Committee chairpersons receive additional fees as follows:

•	Audit Committee chair annual cash retainer $6,750, Audit Committee member annual cash retainer $2,250;

•	Nominating and Governance Committee chair annual cash retainer $4,500, Nominating and Governance Committee member annual cash retainer $1,500; and

•	Compensation Committee chair annual cash retainer $5,625. Compensation Committee member annual cash retainer $1,875.

All directors are reimbursed for reasonable travel expenses incurred in connection with attending Board of Directors and committee meetings.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our Company.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Restricted Stock ($)(1)	Total ($)
William C. McCormick	$25,313	$—	$27,000	$52,313
Rodney M. Boucher	$11,250	$—	$—	$11,250
Gary D. Conley	$40,875	$—	$18,000	$58,875
Kurt E. Yeager	$23,625	$—	$18,000	$41,625
John P. Metcalf	$55,125	$—	$18,000	$73,125
N. Beth Emery	$25,313	$—	$16,000	$43,313
Thomas Reiter	$3,750	$—	$15,000	$18,750

(1)	The amounts in this column reflect the aggregate grant date fair value for financial statement reporting purposes for restricted stock granted in that fiscal year as determined in accordance with the FASB ASC Topic 718. These amounts reflect our accounting expense for these awards and do not represent the actual value that may be realized by our non-employee directors. There can be no assurance that these amounts will ever be realized. None of our non-employee directors were holding unvested shares of restricted stock as of the end of fiscal year 2010. As of the end of fiscal year 2010, our non-employee directors were holding the following outstanding options: Mr. Conley (200,000 shares), Mr. Yeager (135,000 shares) and Mr. Metcalf (145,000 shares).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2011 as to (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of any class of our common or preferred stock, (ii) each of our directors, (iii) each of the named executive officers of EnergyConnect and (iv) all directors and executive officers as a group. Except as otherwise noted, we believe the persons listed below have sole investment and voting power with respect to the common stock owned by them.

Unless otherwise indicated in the table, the address of each individual listed in the table is c/o EnergyConnect Group, Inc., 901 Campisi Way, Suite 260, Campbell, CA 95008.

	Shares Beneficially Owned
	Number (1)	Percent (2)
5% Stockholders
Aequitas Management, LLC (3)	40,086,557	30.0%
Aequitas Holdings, LLC (3)	40,086,557	30.0%
Aequitas Capital Management, Inc. (3)	40,086,557	30.0%
Aequitas Commercial Finance, LLC (4)	39,818,611	29.8%
Care Payment, LLC (4)	18,750,000	14.0%
Brecken Capital LLC (5)	7,284,579	5.4%
Rodney M. Boucher (6)	8,099,154	6.1%

Executive Officers and Directors:
Rodney M. Boucher (6)	8,099,154	6.1%
Kevin R. Evans (7)	3,291,666	2.4%
William F. Munger (8)	669,183	*
D. Jay Crookston (9)	596,875	*
John P. Metcalf (10)	526,875	*
Gary D. Conley (11)	509,375	*
Kurt E. Yeager (12)	424,375	*
N. Beth Emery	200,000	*
Thomas Reiter	100,000	*
Andrew N. MacRitchie (13)	-0-	*
All directors and executive officers as a group (13 persons) (14)	16,021,363	11.4%

*	Less than 1%

(1)	Shares which the person or group has the right to acquire within 60 days after April 15, 2011 are deemed to be outstanding in calculating the share ownership of the person or group. Beneficial ownership calculations for 5% stockholders are based on the most recently publicly-filed Schedule 13D’s or 13G’s, which 5% stockholders are required to file with the SEC and which generally set forth their ownership interests, as amended for known changes such as warrant expiration.

(2)	Percentage is based on 133,820,765 shares of common stock outstanding as of April 15, 2011. Shares to which the person or group has the right to acquire within 60 days after April 15, 2011 are deemed to be outstanding in calculating the share ownership of the person or group but are not deemed to be outstanding as to any other person or group.
(3)	The shares “beneficially owned” by Aequitas Management, LLC, Aequitas Holdings, LLC and Aequitas Capital Management, Inc. are shown in the table above as reported on a Schedule 13D filed by the holders with the SEC on December 9, 2010. Each of such holders is deemed to share voting or dispositive control over the same shares, so they are each shown in the table above as the beneficial owners of the same shares. In addition, each of them is deemed to be the beneficial holder of 400,000 shares held by Christenson Leasing Company, LLC and of 18,750,000 shares held by Care Payment, LLC, as well as all of the shares held by Aequitas Commercial Finance, LLC (which include these holdings), so the 40,086,557 shares reported for each of them includes the 39,818,611 shares shown as beneficially owned by Aequitas Commercial Finance, LLC and the 18,750,000 shares beneficially owned by Care Payment, LLC. The Company is also aware of certain other individuals and entities that may not fall within the “beneficial ownership” rules, but that the Company believes are generally business associates of or are otherwise affiliated with Aequitas Management, LLC as follows: CEAC, Inc. is the record holder of 4,328,017 shares, JMW Capital Partners, Inc. is the record holder of 45,455 shares, JW Assurance is the record holder of 3,159 shares, the Jesenik family are record holders of 42,252 shares. In addition, based on previous 13D’s filed by Aequitas Management, LLC and its affiliates, the Company believes that an additional 6,614,576 shares are beneficially owned by Robert J. Jesenik, the Chief Executive Officer of Aequitas Capital Management, Inc. The address of Aequitas Management, LLC, Aequitas Holdings, LLC and Aequitas Capital Management, Inc. is 5300 Meadows Road, Suite 400, Lake Oswego, Oregon 97035.
(4)	Voting and investment power over all 39,418,611 shares is shared with Aequitas Management, LLC, Aequitas Holdings, LLC and Aequitas Capital Management, Inc. (see also footnote 3 in this section). In addition, Aequitas Commercial Finance, LLC is deemed to be the beneficial holder of 400,000 shares held by Christenson Leasing Company, LLC and of 18,750,000 shares held by Care Payment, LLC, so the 39,418,611 shares reported includes the 18,750,000 shares shown as beneficially owned by Care Payment, LLC. The address of Aequitas Commercial Finance, LLC and Care Payment, LLC is 5300 Meadows Road, Suite 400, Lake Oswego, Oregon 97035.
(5)	Includes 250,000 shares of common stock owned by Leonard Brecken, 500,000 shares of common stock issuable upon the exercise of currently exercisable warrants, and 125,000 shares of common stock issuable upon the exercise of currently exercisable warrants owned by Leonard Brecken, who has voting control and investment power over the securities owned by Brecken Capital LLC. Their address is 346 Hartshorn Drive, Short Hills, New Jersey 07078.
(6)	Includes 37,500 shares of common stock issuable upon the exercise of currently exercisable warrants.
(7)	Includes 375,000 shares of common stock issuable upon vesting of restricted stock units within 60 days and 2,916,666 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.
(8)	Includes 62,500 shares of common stock issuable upon vesting of restricted stock units within 60 days, 7,500 shares of common stock issuable upon the exercise of currently exercisable warrants and 567,565 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

(9)	Includes 62,500 shares of common stock issuable upon vesting of restricted stock units within 60 days and 534,375 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.
(10)	Includes 31,250 shares of common stock issuable upon the exercise of currently exercisable warrants and 133,125 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.
(11)	Includes 6,250 shares of common stock issuable upon the exercise of currently exercisable warrants and 140,625 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.
(12)	Includes 124,375 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.
(13)	Andrew N. MacRitchie does not beneficially own any shares of EnergyConnect. Mr. MacRitchie is the chief financial officer of Aequitas Capital Management, LLC. See footnotes 3 and 4 in this section re Aequitas holdings.
(14)	Includes 625,000 shares of common stock issuable upon the vesting of restricted stock units vesting within 60 days, 95,000 shares of common stock issuable upon the exercise of currently exercisable warrants, and 5,647,591 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth information for our equity compensation plans as of January 1, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	12,770,251	$0.20	2,163,985
Total

(1)	Includes 384,456 shares available for issuance pursuant to the Company’s Restated 1995 Stock Incentive Plan and 1,778,529 shares available for issuance pursuant to the Company’s Restated 2004 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for our debt facility with Aequitas Commercial Finance, LLC described in Item 1 under “Debt Facility” and in Note 9 to the Consolidated Financial Statements, which was terminated in fiscal 2010, those employment and compensation arrangements between the Company and its directors and executive officers as described in Item 11 under “Compensation of Executive Officers,” “Director Compensation,” “Employment Agreements,” and “Change of Control Agreements” above and the arrangement described below under “Indebtedness of Management,” since the beginning of the fiscal year 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or such person’s immediate family members had or will have a direct or indirect material interest other than as described below and elsewhere in Part III hereof. It is our policy that future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee or other committee comprised of independent, disinterested directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to EnergyConnect Group, Inc. by SingerLewak LLP and RBSM LLP and BDO Siedman LLP for professional services rendered in connection with the fiscal years ended, January 1, 2011, and January 2, 2010, respectively.

	January 1, 2011	January 2, 2010
Fee Type
Audit fees	$221,937	$232,113
Audit related fees	10,000	37,401
Tax fees	44,738	10,000
All other fees	14,100	- 0 -

Total fees	$290,775	$279,514

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

Prior to engagement of our independent auditor, such engagement is approved by our audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to our Audit Committee charter, the independent auditors and management are required to report to our Audit Committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended January 1, 2011, were approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS

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

Dated: May 2, 2011

ENERGYCONNECT GROUP, INC.

By:	/s/ Kevin R. Evans
Kevin R. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Kevin R. Evans Kevin R. Evans	Chief Executive Officer and Director Date: May 2, 2011

/s/ Amir Ameri Amir Ameri	Interim Chief Financial Officer Date: May 2, 2011

* Gary D. Conley	Chairman of the Board and Director Date: May 2, 2011

* Rodney M. Boucher	Director Date: May 2, 2011

* N. Beth Emery	Director Date: May 2, 2011

* Andrew N. MacRitchie	Director Date: May 2, 2011

* John P. Metcalf	Director Date: May 2, 2011

* Thomas P. Reiter	Director Date: May 2, 2011

* Kurt E. Yeager	Director Date: May 2, 2011

* By:	/s/ Kevin R. Evans
Kevin R. Evans
Attorney-in-fact