Form 10-Q
period 2011-04-02
EnergyConnect Group Inc
filed 2011-05-13
CIK 944947

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 10, 2011 was 136,320,765 shares.

ENERGYCONNECT GROUP, INC.

FORM 10-Q

Item 1. Financial Statements (Unaudited)

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 2, 2011 AND JANUARY 1, 2011

	April 2, 2011	January 1, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,871,749	$1,136,074
Accounts receivable, net of zero allowance	11,269,721	12,612,560
Other current assets	653,134	745,383

Total current assets	13,794,604	14,494,017

Property and equipment, net	285,413	188,696
Intangible assets, net (Note 5)	1,099,928	1,159,695
Other assets	77,508	77,508

Total assets	$15,257,453	$15,919,916

Current liabilities:
Accounts payable	$9,421,076	$10,796,332
Line of credit	1,750,000	—
Other current liabilities	344,356	490,653

Total current liabilities	11,515,432	11,286,985

Long-term liabilities:
Other liabilities	15,637	24,804

Commitments and contingencies (Note 10)

Shareholders’ equity :
Preferred Stock, no par value, 10,000,000 shares authorized, none outstanding at April 2, 2011 or January 1, 2011	—	—
Common stock, no par value, 225,000,000 shares authorized, 136,320,765 and 135,735,879 shares issued and outstanding at April 2, 2011 and January 1, 2011, respectively (Note 2)	163,124,199	162,911,984
Accumulated deficit	(159,397,815)	(158,303,857)

Total shareholders’ equity	3,726,384	4,608,127

Total liabilities and shareholders’ equity	$15,257,453	$15,919,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenue	$5,778,041	$7,023,833

Cost of revenue	2,622,369	2,454,591

Gross profit	3,155,672	4,569,242

Operating expenses	4,089,467	2,261,077

Income (loss) from operations	(933,795)	2,308,165

Interest expense, net and other	(136,049)	(226,339)

Net income (loss) before provision for income taxes	(1,069,844)	2,081,826
Provision for income taxes	24,114	—

Net income (loss)	$(1,093,958)	$2,081,826

Net income (loss) per share:
Basic	$(0.01)	$0.02

Diluted	$(0.01)	$0.02

Shares used in per share calculations:
Basic	133,598,494	95,749,193

Diluted	133,598,494	133,936,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income (loss)	$(1,093,958)	$2,081,826
Reconciling adjustments:
Depreciation of equipment	30,800	33,483
Amortization of intangible assets	59,767	59,767
Stock-based compensation related to options	94,471	103,703
Stock-based compensation related to restricted stock	116,000	81,000
Amortization of debt discount including beneficial conversion feature	—	15,815

Changes in current assets and liabilities:
Accounts receivable	1,342,839	(2,931,198)
Other current assets	92,249	(2,096)
Other assets	—	(13,360)
Accounts payable	(1,375,256)	(1,563,993)
Other current liabilities	(155,464)	(117,090)

Net cash used in operating activities	(888,552)	(2,252,143)

Cash flows from investing activities:
Purchases of property and equipment	(127,517)	(40,294)

Net cash used in investing activities	(127,517)	(40,294)

Cash flows from financing activities:
Net borrowings against line of credit	1,750,000	—
Proceeds from debt financing, net of repayments	—	1,368,818
Proceeds from exercise of options	1,744	9,167
Collection of notes receivable for exercise of stock options	—	2,850

Net cash provided by financing activities	1,751,744	1,380,835

Net increase (decrease) in cash and cash equivalents	735,675	(911,602)
Cash and cash equivalents, beginning of the period	1,136,074	1,062,306

Cash and cash equivalents, end of the period	$1,871,749	$150,704

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$35,243	$173,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYCONNECT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2011

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

In the opinion of management, all entries considered necessary for a fair presentation have been included. The results from operations for the three months ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 1, 2011 financial statements and footnotes thereto included in the Company’s Form 10-K.

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

The Company was incorporated in August 1986 as an Oregon Corporation, succeeding operations that began in October 1984. In 2009 we moved our corporate headquarters from Lake Oswego, Oregon, to Campbell, California. The Company’s financial statements represent activity in EnergyConnect Group, Inc. and its wholly-owned operating subsidiary, EnergyConnect, Inc (ECI).

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the year ended January 1, 2011, the Company incurred a net loss of $0.3 million and generated negative cash flow from operations in the amount of $1.1 million. Further, in the three months ended April 2, 2011, the Company incurred a net loss of $1.1 million and generated negative cash flow from operations in the amount of $0.9 million. These factors among others indicate that the Company may need additional funds to continue as a going concern for a reasonable period of time.

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

In February 2009, and as amended in December 2009, the Company entered into a secured convertible debt facility to supplement the Company’s cash needs for 2010 and beyond. The net balance outstanding on the facility on September 8, 2010 of $3,307,279 was converted into common stock, which eliminated all of our long term debt. The Company arranged for a new facility on November 5, 2010, which allows for borrowing of up to $4 million, of which $2.25 million was unused as at April 2, 2011.

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

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to the last day of December. The Company’s current fiscal year is the 52-week period ending December 31, 2011. The Company’s last fiscal year was the 52-week period ended January 1, 2011. The Company’s first fiscal quarters in fiscal 2011 and 2010 were the 13-week periods ended April 2, 2011 and April 3, 2010, respectively.

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

New Accounting Pronouncements

In January 2010, the FASB issued ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that became effective for reporting periods beginning after December 15, 2010. We adopted the requirements of this standard related to certain Level 3 activity disclosures effective January 2, 2011, and its adoption did not have a material impact on our consolidated financial position or results of operations.

2.	Capital Stock

The Company has authorized 10,000,000 shares of Preferred Stock, no par value. As of April 2, 2011 and January 1, 2011, there were no preferred shares outstanding. The Company has authorized 225,000,000 shares of Common Stock, no par value. The Company had 136,320,765 and 135,735,879 shares of common stock issued and outstanding as of April 2, 2011 and January 1, 2011, respectively. These both include 2,500,000 shares of unregistered restricted stock units issued to officers in November 2010, none of which was vested as of April 2, 2011 (see Note 3). During the three months ended April 2, 2011, the Company issued an aggregate of 550,000 shares of common stock to directors for their services on the Company’s board and 34,886 shares of common stock due to the exercise of options (see Note 3). During the three months ended April 3, 2010, the Company issued an aggregate of 450,000 shares of common stock to directors for their services on the Company’s board and 183,334 shares of common stock due to the exercise of options (see Note 3).

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

A summary of stock option and restricted stock transactions under Stock Incentive Plans in the three months ended April 2, 2011 is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance at January 1, 2011	2,163,985	12,770,251	$0.20	—	$—
Granted	(180,000)	180,000	$0.14	—	$—
Granted – restricted stock	(550,000)	—	$—	550,000	$0.12
Exercised	—	(34,886)	$0.05	—	$—
Vested – restricted stock	—	—	$—	(550,000)	$0.12
Cancelled or expired	654,913	(654,913)	$0.32	—	$—

Balance at April 2, 2011	2,088,898	12,260,452	$0.19	—	$—

The Company received $1,744 for the 34,886 options exercised during the three months ended April 2, 2011, which had an intrinsic value of $2,791. The Company received $9,167 for the 183,334 options exercised during the three months ended April 3, 2010, which had an intrinsic value of $7,333.

The following table summarizes information concerning options outstanding and exercisable as of April 2, 2011, with the first line showing options that were in-the-money:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number	Average	Weighted	Number	Average	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Remaining	Average
Exercise	as of	Contractual	Exercise	as of	Contractual	Exercise
Prices	April 2, 2011	Life (in Years)	Price	April 2, 2011	Life (in Years)	Price
$0.050 - $0.209	10,776,510	6.38	$0.10	4,819,786	5.68	$0.09
$0.210 - $1.830	1,483,942	1.24	$0.85	1,342,457	1.19	$0.84

	12,260,452	5.76	$0.19	6,162,243	4.70	$0.25

The aggregate intrinsic value of options outstanding and exercisable at April 2, 2011 was $1,136,522 and $574,049, respectively. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The fair value of stock options vested in the three months ended April 2, 2011 and April 3, 2010 was $99,008 and $259,297, respectively. The weighted average grant date fair value of all options granted in the three months ended April 2, 2011 and April 3, 2010 was $0.09 and $0.12, respectively, computed using the Black-Scholes pricing model and the following assumptions:

	2011	2010
Risk-free interest rate	2.04%	2.60%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	82.02%	83.52%

The amounts expensed for stock-based compensation related to options totaled $94,471 and $103,703 for the three months ended April 2, 2011 and April 3, 2010, respectively. Amounts expensed for stock-based compensation related to restricted stock awards totaled $116,000 and $81,000 for the three months ended April 2, 2011 and April 3, 2010, respectively. $50,000 of the expense in the three months ended April 2, 2011 relates to awards totaling 2,500,000 unregistered shares to five officers of the Company on November 10, 2010, which will vest 25% after six months, then 12.5% at the end of each three month period, assuming continuous employment, so these shares will be fully vested after two years. The remaining expense of $66,000 in the three months ended April 2, 2011, and all of the $81,000 expense for the three months ended April 3, 2010, relates to awards to independent directors of the Company in connection with their services as directors. These awards granted five directors a total of 550,000 shares in the three months ended April 2, 2011, and four directors a total of 450,000 shares of the Company’s common stock in the three months ended April 3, 2010 (see Note 2). These shares are fully vested on the award date, but are restricted from transfer, except as permitted for estate planning purposes, until January 15 of the year following the award.

At April 2, 2011, the total stock-based compensation cost not yet recognized was $917,592. This cost is expected to be recognized over an estimated weighted average amortization period of 1.99 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

A summary of changes in the number of outstanding common stock warrants in the three months ended April 2, 2011 is as follows:

Balance on	During the Three Months Ended April 2, 2011			Balance on	Exercise
January 1, 2011	Granted	Exercised	Forfeited	April 2, 2011	Price	Expiration Date
3,750,000	—	—	—	3,750,000	$0.15	November 2017
100,000	—	—	—	100,000	$0.40	May 2013
4,565,874	—	—	—	4,565,874	$0.60	May 2013
5,625,000	—	—	—	5,625,000	$3.00	June 2011

14,040,874	—	—	—	14,040,874

The 3,750,000 warrants with an exercise price of $0.15, expiring in November 2017, were issued in conjunction with obtaining a line of credit in 2010 (see Note 4).

4.	Debt

Bank Line of Credit

On November 5, 2010, we entered into a $4,000,000 revolving line of credit with Silicon Valley Bank and Partners For Growth III, L.P. (collectively “SVB”). Borrowings under the agreement are at an interest rate of 12.5%. The facility matures on September 30, 2011. We granted the lender a first priority security interest in all of our assets. We issued a total of 3.75 million warrants to SVB in connection with the agreement, to which we allocated a total fair value of $365,625. This sum was recorded within current assets, and is being amortized as interest expense on a straight line basis over the term of the credit line.

As at April 2, 2011, the Company had borrowed $1,750,000 against the line. As at January 1, 2011, the Company had not yet borrowed against the line. The Company is in compliance with all covenants under this facility.

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

Interest paid to Aequitas totaled $173,953 for the three months ended April 3, 2010, and a further $25,309 was expensed as deferred interest. In addition, the Company paid Aequitas fees of $3,000 per month in this period. We also recorded non-cash interest expense in the amount of $15,815 for amortization of the convertible note debt discount attributed to the beneficial conversion feature and in the three months ended April 3, 2010.

5.	Intangible Assets

Intangible assets currently consist of the following:

	April 2, 2011	January 1, 2011
Developed technology	$2,394,873	$2,394,873

Less: accumulated amortization	(1,294,945)	(1,235,178)

Net Intangible Assets	$1,099,928	$1,159,695

Amortization of intangible assets included as a charge to income was $59,767 for each of the three month periods ended April 2, 2011 and April 3, 2010.

Based on the Company’s current intangible assets, amortization expense for the next five years will be as follows:

Amortization
Year	Expense
Twelve months ended March 2012	$239,067
Twelve months ended March 2013	239,067
Twelve months ended March 2014	239,067
Twelve months ended March 2015	239,067
Twelve months ended March 2016 and beyond	143,660

Total	$1,099,928

6.	Business Concentrations

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

During the three months ended April 2, 2011, and April 3, 2010, sales to one customer, PJM, accounted for $5,648,000, or 98% of revenue, and $6,831,000, or 97% of revenue, respectively. PJM pays us to provide electrical capacity, which we provide either by selling our obligation at auction, or via a number of transactions with participants using our software. Substantially all of our revenue in the three months ended April 2, 2011, and April 3, 2010, was derived from the sale of our obligations at auction. PJM accounted for 98.4% and 98.0% of accounts receivable at April 2, 2011, and January 1, 2011, respectively.

7.	Net Income (loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Net income (loss)	$(1,093,958)	$2,081,826
Interest charges applicable to convertible debt	—	213,378

Net income (loss) used for net income per share—diluted calculation	$(1,093,958)	$2,295,204

Weighted-average shares—basic	133,598,494	95,749,193
Common share equivalents from exercise of stock options	—	2,443,968
Potential common shares from conversion of debt	—	35,743,443

Weighted-average shares—diluted	133,598,494	133,936,604

Net income per share—basic	$(0.01)	$0.02

Net income per share—diluted	$(0.01)	$0.02

Interest charges applicable to convertible debt and the weighted average shares that would have been issued on conversion were reflected in the calculation of diluted earnings per share (EPS) in the three months ended April 3, 2010, as the effect was dilutive. The common share equivalents that would have been issued on conversion of in-the-money options were also reflected in the calculation of diluted EPS in the three months ended April 3, 2010, as the effect was dilutive. The common share equivalents that would have been issued on the vesting of restricted stock units and conversion of in-the-money options and warrants were excluded from the calculation of diluted EPS in the three months ended April 2, 2011, as the effect was anti-dilutive due to the net loss.

The following potential common shares arising from unvested restricted stock, stock options and warrants were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the periods indicated:

	Three Months Ended
	April 2, 2011	April 3, 2010
Shares issuable upon vesting of restricted stock units	2,500,000	—

Shares issuable upon exercise of outstanding options	13,263,762	7,391,612

Shares issuable upon exercise of outstanding warrants	14,040,874	33,055,055

Total common share equivalents excluded from denominator for diluted EPS computation	29,804,636	40,446,667

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

9.	Related party and related party transactions

The Company had a convertible debt facility with Aequitas Commercial Finance LLC, an affiliate of Aequitas Management LLC (Aequitas) which, with its associates, had beneficial ownership of approximately 30% of the Company as of April 2, 2011, following conversion of principal outstanding on the debt facility into 36,504,180 shares of our common stock. As at April 3, 2010, Aequitas affiliates owned approximately 10% of the Company’s stock. One of the Company’s directors (until his resignation, effective September 17, 2010), William McCormick, is also an advisor of Aequitas. Interest paid to Aequitas totaled $173,953 for the three months ended April 3, 2010. These interest payments exclude $168,818 in deferred interest charges that were added to the principal balance of the note in February 2010 and thus paid in common stock as part of the conversion on September 8, 2010. In addition, the Company paid Aequitas fees of $3,000 per month in this period. See also Note 4 above.

10.	Contingencies

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

EnergyConnect, its board of directors, JCI Holding, and Merger Sub are named as defendants in four putative class action lawsuits brought by alleged EnergyConnect shareholders challenging EnergyConnect’s proposed merger with JCI Holding. A stipulation was entered causing the lawsuits to be consolidated, and an amended complaint was filed alleging, among other things, that each member of the EnergyConnect board of directors breached their fiduciary duties to EnergyConnect shareholders by authorizing the sale of EnergyConnect to JCI Holding for consideration that does not maximize value to EnergyConnect shareholders, engineering the transaction to benefit themselves without regard to EnergyConnect’s shareholders, and issuing a preliminary proxy statement that fails to disclose material information sufficient for EnergyConnect shareholders to analyze the fairness of the proposed merger. The amended complaint also alleges that EnergyConnect, JCI Holding and Merger Sub aided and abetted the breaches of fiduciary duty purportedly committed by members of the EnergyConnect board of directors. The shareholder action seeks equitable relief, including an injunction against consummating the merger on the agreed-upon terms.

On May 2, 2011, counsel for the parties in the consolidated action entered into a memorandum of understanding in which they agreed on the terms of a settlement, which would include the dismissal with prejudice of all claims against all defendants. The proposed settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement and final approval of the proposed settlement by the court. In connection with the settlement and as provided in the memorandum of understanding, the parties contemplate that plaintiffs’ counsel will seek an award of attorneys’ fees and expenses as part of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The settlement will not affect the amount of the merger consideration that EnergyConnect stockholders are entitled to receive in the merger. The company denies and continues to deny all liability with respect to the facts and claims alleged in the lawsuits.

As of April 2, 2011, the Company has accrued its own legal costs, including an amount equal to its deductible under its applicable D&O insurance policy.

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

Through our proprietary software as a service (SaaS) platform, we allow commercial and industrial consumers of electricity to access demand response programs that are offered by the grid and get paid for agreeing to stand by and curtail based upon a grid event or responding to a price signal. Our participants are commercial and industrial consumers of electricity with whom we contract to identify, develop and if necessary implement curtailment strategies. We enroll our participants in demand response programs operated by grid operators, who pay us for standing by or for reducing load by responding to a price signal. We make payments to our participants based on the terms and conditions of their contract with us.

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

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosures in this Form 10-Q.

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

The weighted average grant date fair value of all options granted in the three months ended April 2, 2011 and April 3, 2010 was $0.09 and $0.12, respectively, computed using the Black-Scholes pricing model and the following assumptions:

	2011	2010
Risk-free interest rate	2.04%	2.60%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	82.02%	83.52%

The amounts expensed for stock-based compensation related to options totaled $94,471 and $103,703 for the three months ended April 2, 2011 and April 3, 2010, respectively.

Results of Operations

The financial information presented for the three months ended April 2, 2011 and April 3, 2010 represents activity in EnergyConnect Group, Inc. and its wholly-owned operating subsidiary, EnergyConnect, Inc (ECI).

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

Revenue for the three months ended April 2, 2011 was $5,778,000 compared to $7,024,000 for the three months ended April 3, 2010, a decrease of 17.7%. This decrease in year-over-year quarterly revenue in ECI is due primarily to a decrease in PJM capacity transaction revenues from $6,578,000 to $5,449,000, a decrease of 17.2%.

We have contracted with PJM sufficient MWs to support growth in our capacity offerings for the next two years. These commitments are positions that we have entered in at auctions PJM holds. We also have contracts with our participants which are multi-year agreements for their participation in capacity markets where both the pricing and the participant’s commitment are known.

Gross Profit. Gross profit for the three months ended April 2, 2011 was $3,156,000 (or 54.6% of revenue) compared to $4,569,000 (or 65.0% of revenue) for the same period in 2010, a decrease of 30.9%. This decrease in gross profit is due to the reduction in revenue from capacity transactions from $6,578,000 to $5,449,000, and a decline in the gross margin from these transactions from 70.7% to 56.9%.

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

Operating Expenses. Operating expenses were $4,090,000 (70.8% of revenue) for the three months ended April 2, 2011, compared to $2,261,000 (32.2% of revenue) for the three months ended April 3, 2010, an increase of 80.9%. This increase in expenses is primarily due to increases of $991,000 in legal and professional fees, and $787,000 in personnel costs, including salaries and non-cash stock-based compensation. The increase in these costs is due to expenses directly related to the proposed merger with Johnson Controls (see Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1).

Interest expense, net and other. Net interest expense was $136,000 for the three months ended April 2, 2011, compared to $226,000 for the three months ended April 3, 2010. Net interest expense for the three months ended April 2, 2011, comprised mainly interest on borrowings against the Company’s line of credit, plus a non-cash charge of approximately $34,000 per month relating to amortization of the expense attributed to warrants issued to obtain this line through September 30, 2011. Net interest expense for the three months ended April 3, 2010, comprised mainly interest expense incurred under the Company’s debt facility and amortization of debt discount associated with the beneficial conversion feature of the debt facility. Net interest expense decreased in 2011 due to lower average aggregate borrowings at a lower interest rate and the absence of debt discount amortization, offset by the warrant expense amortization.

Taxation. We have recorded an income tax charge of $24,000 for the three months ended April 2, 2011, all relating to state tax charges, by applying our estimated tax rate for the full year to the loss recorded year-to-date. We have provided a full valuation allowance on our net deferred tax asset.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through public and private sales of equity securities, cash from operations, and borrowings under operating and revolving lines of credit.

At April 2, 2011, the Company had positive working capital of approximately $2,280,000, compared to approximately $3,207,000 at January 1, 2011. The decrease is primarily due to borrowings against the line of credit, which is renewable on September 30, 2011, and thus classified as a current liability. The Company derived significant liquidity in the year ended January 1, 2011, as the balance on its convertible note was repaid in common stock. At April 2, 2011, $2,250,000 of the total available on our line of credit remained unused.

Accounts receivable decreased to $11,270,000 at April 2, 2011, from $12,613,000 at January 1, 2011. The decrease was primarily due to the receipt of funds relating to the 2010-2011 PJM annual capacity program, offset by billings for the capacity transactions in the first quarter of 2011. We receive funds from the PJM annual capacity program on a weekly basis starting each June. Our remaining receivables will increase and decrease in accordance with the revenue recognized in each quarter. The large majority of our revenue, and therefore cash and receivables, is generated through PJM, which serves as the market for electrical transactions in a specific region in the United States. We are members of PJM, and our relationship with this power grid is perpetual. We do have a concentration of receivables from PJM, however, we do not believe there is a significant risk arising from this concentration.

Property and equipment, net of depreciation increased to $285,000 at April 2, 2011, compared to $189,000 at January 1, 2011. This increase was due to approximately $127,000 in additions to fixed assets offset by normal depreciation charges of $31,000 during the period. We may capitalize purchased software in the coming quarters, but do not anticipate spending significant amounts to acquire other fixed assets for the foreseeable future.

Accounts payable decreased to $9,421,000 at April 2, 2011, from $10,796,000 at January 1, 2011. The decrease was primarily due to the payment of funds relating to the 2010-2011 PJM annual capacity program, offset by sums payable participants for the capacity transactions in the first quarter of 2011. At April 2, 2011 and January 1, 2011, other than normal obligations to vendors for operating expenses, accounts payable consists primarily of payment obligations to participants in our capacity programs, not currently due, and to normal monthly obligations in our economic programs.

The Company had no commitments for capital expenditures in material amounts at April 2, 2011.

As a result of our history of losses and our experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, our independent registered public accounting firm, in its report dated April 1, 2011, included in our January 1, 2011 Form 10-K, referred to substantial doubt about our ability to continue as going concern.

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

During the three months ended April 2, 2011, and April 3, 2010, sales to one customer, PJM, accounted for $5,648,000, or 98% of revenue, and $6,831,000, or 97% of revenue, respectively. PJM pays us to provide electrical capacity, which we provide either by selling our obligation at auction, or via a number of transactions with participants using our software. Substantially all of our revenue in the three months ended April 2, 2011, and April 3, 2010, was derived from the sale of our obligations at auction. PJM accounted for 98.4% and 98.0% of accounts receivable at April 2, 2011, and January 1, 2011, respectively.

Recent Accounting Pronouncements

See the “New Accounting Pronouncements” in Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 for a full description of new accounting standards, including the respective expected dates of adoption, none of which have had, or are expected to have, a material impact on our results of operations or financial condition.

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

EnergyConnect, its board of directors, JCI Holding, and Merger Sub are named as defendants in four putative class action lawsuits brought by alleged EnergyConnect shareholders challenging EnergyConnect’s proposed merger with JCI Holding. The shareholder actions were filed in the Superior Court of California, Santa Clara County. The actions are called Jeff Putney v. EnergyConnect Group, Inc., et al., filed March 9, 2011, Case No. 111-CV196058, Wanda A. Huber v. EnergyConnect Group, Inc., et al., filed March 14, 2011, Case No. 111-CV196265, David Pierce v. Energy Connect Group, Inc., et al., filed March 25, 2011, Case No. 111-CV197445, and Bruce B. Barber v. EnergyConnect Group, Inc., et al., filed April 14, 2011, Case No. 111-CV198920. A stipulation was entered causing the lawsuits to be consolidated. On April 12, 2011, a consolidated amended complaint was filed, alleging, among other things, that each member of the EnergyConnect board of directors breached his or her fiduciary duties to EnergyConnect shareholders by authorizing the sale of EnergyConnect to JCI Holding for consideration that does not maximize value to EnergyConnect shareholders, engineering the transaction to benefit themselves without regard to EnergyConnect’s shareholders, and issuing a preliminary proxy statement that fails to disclose material information sufficient for EnergyConnect shareholders to analyze the fairness of the proposed merger. The amended complaint also alleges that EnergyConnect, JCI Holding and Merger Sub aided and abetted the breaches of fiduciary duty allegedly committed by the members of the EnergyConnect board of directors. The shareholder action seeks equitable relief, including an injunction against consummating the merger on the agreed-upon terms.

On May 2, 2011, counsel for the parties in the consolidated action entered into a memorandum of understanding in which they agreed on the terms of a settlement, which would include the dismissal with prejudice of all claims against all defendants. The proposed settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement and final approval of the proposed settlement by the court. In connection with the settlement and as provided in the memorandum of understanding, the parties contemplate that plaintiffs’ counsel will seek an award of attorneys’ fees and expenses as part of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The settlement will not affect the amount of the merger consideration that EnergyConnect stockholders are entitled to receive in the merger. The company denies and continues to deny all liability with respect to the facts and claims alleged in the lawsuits.

As of April 2, 2011, the Company has accrued its own legal costs, including an amount equal to its deductible under its applicable D&O insurance policy.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011 (the “Annual Report”), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved.

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

Dated: May 12, 2011

ENERGYCONNECT GROUP, INC.

By:	/s/ Kevin R. Evans
Kevin R. Evans
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amir Ameri
Amir Ameri
Chief Financial Officer
(Principal Financial and Accounting Officer)

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